Form 10-Q
period 1997-09-30
CORIXA CORP
filed 1997-11-13
CIK 1042561

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------------
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended September 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____ to _____

                    Commission file number [SEC FILE NUMBER]

                               CORIXA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                        2836                                       91-1654387
 (State or Other Jurisdiction of                (Primary Standard Industrial                        (I.R.S. Employer
 Incorporation or Organization)                  Classification Code Number)                     Identification Number)

                         1124 COLUMBIA STREET, SUITE 200
                                SEATTLE, WA 98104
                                 (206) 667-5711
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                              STEVEN GILLIS, PH.D.
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               CORIXA CORPORATION
                         1124 COLUMBIA STREET, SUITE 200
                                SEATTLE, WA 98104
                                 (206) 667-5711
            (Name, Address Including Zip Code, and Telephone Number,
                   Including Area Code, of Agent For Service)

                               -------------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  [ ]    No |X|*


           As of October 31, 1997, there were 11,774,214 shares of the registrant's Common Stock outstanding.





*The Registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 on October 2, 1997 and has filed all such reports since such effective date.

                               Corixa Corporation
                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.             FINANCIAL STATEMENTS.

                     Balance Sheets as of September 30, 1997(unaudited) and December 31. 1996.............3

                     Statements of Operations (unaudited) for the three months
                     and nine months ended September 30, 1997 and 1996 and
                     period from September 8, 1994 (Date of Inception) to
                     September 30,
                     1997.................................................................................4

                     Statements of Cash Flows (unaudited) for the nine months
                     ended September 30, 1997 and 1996 for the period from
                     September 8, 1994 (Date of Inception) through September 30,
                     1997.................................................................................5

                     Notes to the Financial Statements....................................................6

           ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS..................................................7

           ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................19

PART II.   OTHER INFORMATION

           ITEM 1.             LEGAL PROCEEDINGS.

           ITEM 2.             CHANGES IN SECURITIES.

           ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

           ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           ITEM 5.             OTHER INFORMATION.

           ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

INDEX TO EXHIBITS

           EXHIBIT 11.1

           EXHIBIT 27.1

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                                -----------      ------------
                                                                                                   1997              1996
                                                                                                -----------      ------------
                                                                                                (UNAUDITED)
Current assets:

  Cash and cash equivalents ...............................................................        $285,822       $2,088,226
  Securities available-for-sale ...........................................................      14,030,122        9,845,180
  Accounts receivable (including $74,640 and $166,640
     receivable from an affiliated company at September 30,
     1997 and December 31, 1996, respectively) ............................................         195,052          687,048

  Prepaid expenses ........................................................................         767,302          264,859
                                                                                                -----------      ------------

Total current assets.......................................................................      15,278,298       12,885,313
Property and equipment, net ...............................................................       3,938,533        2,237,196

Other assets, net .........................................................................         940,989           62,402
                                                                                                -----------      -----------
Total assets ..............................................................................     $20,157,820      $15,184,911
                                                                                                ===========      ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued liabilities ................................................      $1,585,238         $978,738
  Deferred revenue ........................................................................       1,345,101        1,318,130
  Current portion of obligations ..........................................................         867,109          487,758
                                                                                                -----------      ------------
Total current liabilities .................................................................       3,797,448        2,784,626
Long-term obligations and commitments, less current portion ...............................       4,997,887        1,175,354
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized shares -- 23,100,000 (16,100,000
       designated as Series A and 1,666,667 designated as
       Series B);
     Issued and outstanding Series A shares -- 4,646,131 ..................................           4,646            4,646
     Issued and outstanding Series B shares -- 505,050 ....................................             505              505
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 2,727,894 at
     September 30, 1997, and 2,594,137, at December 31, 1996 ..............................           2,728            2,594
  Additional paid-in capital ..............................................................      25,692,793       21,655,080
  Receivable for warrants .................................................................        (791,631)      (1,140,000)
  Deferred compensation ...................................................................      (3,053,767)              --
  Deficit accumulated during development stage.............................................     (10,492,789)      (9,297,894)
                                                                                                -----------      ------------
Total stockholders' equity ................................................................      11,362,485       11,224,931
                                                                                                -----------      ------------
Total liabilities and stockholders' equity...................................... ..........     $20,157,820      $15,184,911
                                                                                                ===========      ===========

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         PERIOD FROM
                                                                                                         SEPTEMBER 8,
                                                                                                             1994
                                                 THREE MONTHS ENDED           NINE MONTHS ENDED           (DATE OF
                                                   SEPTEMBER 30,                 SEPTEMBER 30,          INCEPTION) TO
                                         ---------------------------     ---------------------------     SEPTEMBER 30,
                                            1997             1996           1997            1996            1997
                                         -----------      ----------     -----------     -----------    ------------
Revenues:
  Collaborative agreements ..........     $3,097,335      $1,290,200     $10,036,923      $3,020,940     $16,849,317
  Government grants .................        179,707         428,387         733,278       1,055,130       2,440,286
                                         -----------      ----------     -----------     -----------    ------------
    Total revenues ..................      3,277,042       1,718,587      10,770,201       4,076,070      19,289,603

Operating expenses:
  Research and development ..........     (4,271,159)     (2,403,401)    (11,375,213)     (7,111,636)    (28,848,549)
  In-process research and development             --              --              --              --        (428,059)
  General and administrative ........       (487,901)       (331,190)     (1,266,948)       (769,549)     (2,785,265)
                                         -----------      ----------     -----------     -----------    ------------
    Total operating expenses ........     (4,759,060)     (2,734,591)    (12,642,161)     (7,881,185)    (32,061,873)
                                         -----------      ----------     -----------     -----------    ------------
Loss from operations ................     (1,482,018)     (1,016,004)     (1,871,960)     (3,805,115)    (12,772,270)
Interest income, net ................        128,049         133,896         363,130         346,686       1,613,055
Other income ........................        124,751          87,000         312,025         261,000         676,424
                                         ===========      ==========     ===========     ===========    ============
Net loss ............................    $(1,229,218)      $(795,108)    $(1,196,805)    $(3,197,429)   $(10,482,791)
                                         ===========      ==========     ===========     ===========    ============

Historical net loss
  per share (unaudited) .............        $(0.36)         $(0.24)         $(0.35)         $(0.95)
                                         ===========      ==========     ===========     ===========

Shares used in computation
  of historical net loss
  per share .........................      3,388,727       3,382,436       3,386,341       3,369,880
                                         ===========      ==========     ===========     ===========

Pro forma net loss
  per share (unaudited) .............         $(0.14)         $(0.09)         $(0.14)         $(0.39)
                                         ===========      ==========     ===========     ===========

Shares used in computation
  of pro forma net loss
  per share .........................      8,539,923       8,533,632       8,537,536       8,278,726
                                         ===========      ==========     ===========     ===========

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                  NINE MONTHS ENDED                   PERIOD FROM
                                                    SEPTEMBER 30,                   SEPTEMBER 8, 1994
                                            -------------------------------       (DATE OF INCEPTION)
                                               1997               1996           TO SEPTEMBER 30, 1997
                                            ------------       ------------      ---------------------
                                                     (UNAUDITED)                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss .............................       $(1,196,805)       $(3,197,429)      $(10,482,791)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization ......           770,065            406,094          1,638,061
  In-process research and
    development ......................                --                 --            428,059
  Equity instruments granted in
    exchange for services and
    technology .......................            64,981             97,352            176,270
  Amortization of deferred
    compensation .....................           850,027                 --            850,027
  Changes in certain assets and
    liabilities:
    Accounts receivable ..............           491,996            (22,702)          (195,052)
    Prepaid expenses .................          (502,443)          (119,278)          (765,737)
    Other assets .....................          (878,587)          (198,480)          (851,471)
    Accounts payable and accrued
     expenses ........................           606,499            145,953          1,361,434
    Deferred revenue .................            26,971            595,833          1,345,101
                                            ------------       ------------       ------------
Net cash provided by (used in)
  operating activities ...............           232,704         (2,292,657)        (6,496,099)

INVESTING ACTIVITIES
Purchases of securities
  available-for-sale .................        (9,714,584)       (10,985,271)       (38,139,423)
Proceeds from maturities of securities
  available-for-sale .................         5,531,553          7,238,338         24,099,304
Purchases of property and equipment ..          (685,080)          (236,976)        (1,526,541)
Cash acquired in acquisitions ........                --                 --             29,939
                                            ------------       ------------       ------------

Net cash provided by (used in)
  investing activities ...............        (4,868,111)        (3,983,909)       (15,536,721)

FINANCING ACTIVITIES
Proceeds from issuance of convertible
  preferred stock ....................                --          5,000,001         20,125,456
Borrowings from collaborative
  agreement ..........................         3,000,000                 --          3,000,000
Proceeds from issuance of common
  stock ..............................            69,071             10,940            145,106
Proceeds from issuance of warrants ...                                                   1,364
Repurchase of common stock ...........                                                     (55)
Payments on receivables for warrants .           348,369                               348,369
Principal payments on capital leases .          (584,437)          (300,052)        (1,161,119)
Payments on notes due to
  stockholders .......................                --                 --           (140,479)
                                            ------------       ------------       ------------
Net cash provided by financing
  activities .........................         2,833,003          4,710,889         22,318,642
Net increase (decrease) in cash and
  cash equivalents ...................        (1,802,404)        (1,565,677)           285,822
Cash and cash equivalents at
  beginning of period ................         2,088,226          3,003,938                 --
                                            ------------       ------------       ------------
Cash and cash equivalents at end of
  period .............................          $285,822         $1,438,261           $285,822
                                            ============       ============       ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  OPERATING, INVESTING, AND FINANCING
  ACTIVITIES
  Assets acquired pursuant to captial
    leases ...........................        $1,786,321           $897,353         $4,026,115
  Warrants and stock issued in
    exchange for technology ..........            64,995             97,352            162,347
  Amortization of deferred
    compensation .....................           850,027                 --            850,027
  Interest paid ......................           241,645            117,356            489,282

                               CORIXA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

   Corixa Corporation (the Company), a development stage company, is focused on the discovery and early clinical development of vaccine products that induce specific and potent pathogen- or tumor-reactive T lymphocyte (T cell) responses for the treatment and prevention of cancers and certain infectious diseases.

   The accompanying unaudited financial statements of Corixa Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the information reflects all adjustments and estimates necessary for a fair presentation of the results of operations for the interim period presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements and related footnotes should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's prospectus dated October 2, 1997, filed with the Securities and Exchange Commission.


   Historical and Pro Forma Net Loss Per Share

   Historical net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares from preferred stock, stock options, and warrants are not included in the per share calculation when the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, for pro forma purposes, common and common equivalent shares issued during the 12-month period immediately preceding the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering using the treasury stock method, even though their inclusion would be antidilutive. In addition, for pro forma purposes, all outstanding shares of convertible preferred stock are assumed to have been converted to common stock at the time of issuance.

   Subsequent Events

   On October 2, 1997, the Company completed an initial public offering of 3,000,000 shares of common stock at $13.00 per share, with the Company receiving proceeds, net of underwriting discounts and commissions, of $36.27 million. On October 22, 1997, the Company sold an additional 450,000 shares of common stock in connection with the exercise of the over-allotment option granted to the underwriters with gross proceeds to the Company of $5.44 million, resulting in total net proceeds of approximately $41.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This Form 10-Q, including management's discussion and analysis of financial condition and results of operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the early stage of the Company's research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products; dependence on and management of existing and future corporate partnerships; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; the Company's lack of manufacturing and marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's public disclosure filings with the Securities and Exchange Commission. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

           Corixa's objective is to be the leader in the discovery and commercialization of T cell vaccine products for the treatment and prevention of cancer and certain infectious diseases. The Company's strategy is to dedicate its resources to vaccine discovery and to establish corporate collaborations as early in the development process as possible for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research- and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines. To date, approximately 87% of the Company's revenue has resulted from payments from such collaborative agreements. In particular, the Company has entered into significant corporate partnerships with SmithKline Beecham Biologicals S.A. ("SmithKline Beecham") with respect to tuberculosis and cancer vaccine products pursuant to which the Company will receive up to an aggregate of $65.3 million, of which up to $23 million is payable under the breast cancer collaboration, up to $23 million is payable under the prostate cancer collaboration and up to $19.3 million is payable under the tuberculosis collaboration. A substantial amount of such funding is required to be used for research and development activities pursuant to the terms of such collaborations. SmithKline Beecham Biologicals S.A. may terminate either or both of the breast and prostate cancer programs in the event the Company does not meet certain scientific milestones after the second anniversary of the effective date of the respective agreements and may terminate the tuberculosis research program by failing to exercise the extension thereunder. Additionally, approximately 13% of the Company's revenue has resulted from funds awarded through government grants. As of September 30, 1997, the Company had total stockholders' equity of $11.4 million.

           Corixa has entered, and intends to continue to enter, into collaborative agreements as early in the vaccine development stage as possible. The Company believes that this active corporate partnering strategy enables Corixa to maintain its focus on its fundamental strengths in vaccine discovery and research, capitalizes on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes the Company's financing requirements. When entering into such corporate partnering relationships, the Company seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Revenues recognized from inception through September 30, 1997 under the Company's collaborative agreements were approximately $16.9 million.

           The Company has experienced significant operating losses in each year since its inception. As of September 30, 1997, the Company's accumulated deficit was approximately $10.5 million. The Company may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with the Company's discovery, research and development programs, and preclinical and clinical activities. Substantially all of the Company's revenues to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

           ZymoGenetics, Inc., with whom the Company has a collaboration in the field of autoimmune diseases that is terminable as of September 30, 1997, has notified the Company that it will terminate the collaboration as of January 28, 1998. Thereafter the Company will recognize no further research revenues from the ZymoGenetics collaboration.

RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

           Total Revenues

           Revenues increased to $3.3 million for the three months ended September 30, 1997, from $1.7 million for the same period in 1996. Revenues increased to $10.8 million for the nine months ended September 30, 1997, from $4.1 million for the same period in 1996. This increase was attributable primarily to license revenues resulting from the agreements with SmithKline Beecham. Revenue of approximately $559,000 and $1.4 million were recognized during the three and nine months ended September 30, 1997 in conjunction with the collaboration agreement with GenQuest, Inc. ("GenQuest"). Revenue under government grants received in 1997 is expected to be slightly less than that received in 1996.

           Research and Development Expenses

           Research and development expenses increased to $4.3 million for the three months ended September 30, 1997, from $2.4 million for the same period in 1996. Research and development expenses increased to $11.4 million for the nine months ended September 30, 1997, from $7.1 million for the same period in 1996. The increase was primarily attributable to increased payroll and personnel expenses incurred as the Company hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts, and the inclusion of the research and development portion of amortized deferred compensation expense associated with the grant of certain stock options. This non-cash compensation expense will continue to be recognized over the vesting period of such options, typically four years. Research and development expenses of approximately $559,000 and $1.4 million were incurred during the three and nine months ended September 30, 1997 in conjunction with the GenQuest collaboration agreement. The Company expects research and development expenses to increase in the future to support the expansion of its research and development activities.

           The Company and GenQuest and certain shareholders have entered into a call option agreement under which the Company has the right to purchase a significant majority of the outstanding capital stock of GenQuest in exchange for shares of the Company's Common Stock at a purchase price determined in accordance with a formula specified in the call option agreement. The Company has not made a decision as to whether it will exercise the option. If the Company were to exercise the option, the Company would be required to fund any future development efforts of GenQuest which might result in the Company incurring research and development expenses without the corresponding revenue currently provided by GenQuest.

           General and Administrative Expenses

           General and administrative expenses increased to $488,000 for the three months ended September 30, 1997, from $331,000 for the same period in 1996. General and administrative expenses increased to $1.3 million for the nine months ended September 30, 1997, from $770,000 for the same period in 1996. The increase was primarily due to increased expenses related to business development and the general and administrative portions of the amortized deferred compensation expense associated with the grant of certain stock options. The Company expects general and administrative expenses to increase in the future to support the expansion of its business development activities, and as a result of additional expenses associated with being a public company.

           Interest Income, Net

           Interest income, net decreased to $128,000 for the three months ended September 30, 1997, from $134,000 for the same period in 1996. Interest income, net increased to $363,000 for the nine months ended September 30, 1997, from $347,000 for the same period in 1996. This increase resulted from higher average cash balances in the first nine months of 1997 which was partially offset by an increase in interest expense resulting from higher capital lease balances outstanding in 1996. The Company expects interest income, net to increase in 1997 due to an increase in average cash balances as a result of the proceeds of the initial public offering.

           Other Income

           Other income increased to $125,000 for the three months ended September 30, 1997, from $87,000 for the same period in 1996. Other income increased to $312,000 for the nine months ended September 30, 1997, from $261,000 for the same period in 1996. The balance through September 30, 1997 consists of $244,000 and $68,000 in proceeds from management and administrative services agreements with GenQuest and the Infectious Disease Research Institute ("IDRI"), a not-for-profit, grant-funded private research institute, respectively, pursuant to which the Company provides services with respect to corporate management, accounting and financial matters, record keeping, personnel administration and human resources, and treasury services as required by such agreements.

           Deferred Compensation

           Deferred compensation of approximately $3.9 million was recorded in the nine months ended September 30, 1997, representing the difference between the exercise prices of 645,000 shares of Common Stock subject to options granted during the six months ended June 30,1997 and the deemed fair value of the Company's Common Stock on the grant dates. Deferred compensation expense of approximately $479,000 and $850,000 was amortized for the three and nine months ended September 30, 1997, respectfully.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has financed its operations since inception through collaborative agreements, government grants, private placements of equity securities, capital leases and an initial public offering of its Common Stock. From inception through September 30, 1997, the Company's operations have used cash of $6.6 million. The private placements of equity securities have provided the Company with aggregate gross proceeds of approximately $20.1 million. The Company has drawn down $4.0 million through capital lease financings and $3.0 million from an advance under a collaborative agreement. The October 1997 closing of the initial public offering and the exercise of the over-allotment has provided the Company with aggregate gross proceeds of approximately $41.7 million. As of September 30, 1997, the Company had approximately $14.3 million in cash, cash equivalents and securities available-for-sale, which increased to approximately $56.0 million upon receipt of the proceeds of the initial public offering.

           The Company has invested $5.5 million in property and equipment since inception, including equipment acquired under capital lease financings of $4.0 million. The Company expects capital expenditures to increase over the next several years as it expands its facilities and acquires scientific equipment to support the planned expansion of research and development efforts.

           The Company believes that the proceeds from the initial public offering, its existing capital resources, committed payments under its existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations until at least March 31, 1999. The Company intends to enter into additional corporate collaborations which will provide funding for all or a part of the Company's research and development activities. The Company's future capital requirements will depend on many factors, including, among others, the following: continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain existing, and enter into additional, corporate collaborations and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the potential need to develop, acquire or license new technologies and products and other factors not within the Company's control. The Company intends to seek additional funding through corporate collaborations, licensing arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate, or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors Affecting Future Results-- Future Capital Needs; Uncertainty of Additional Funding."

FACTORS AFFECTING FUTURE RESULTS

           UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

           Corixa is at an early stage in the development of its therapeutic, prophylactic and diagnostic products. To date, almost all of the Company's revenues have resulted from payments made under agreements with its corporate partners, and the Company expects that most of its revenues for the foreseeable future will continue to result from existing and future corporate partnerships, if any. The Company has generated only minimal revenues from diagnostic product sales and no revenues from therapeutic product sales since inception. Vaccine products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all, and it will be a number of years, if ever, before Corixa will receive any significant revenues from commercial sales of such products. There can be no assurance that the Company will receive anticipated revenues under existing corporate partnerships, that the Company will be able to enter into any additional corporate partnerships or that the Company will ever achieve consistent profitability.

           UNCERTAINTIES RELATED TO TECHNOLOGY AND PRODUCT DEVELOPMENT

           The Company's technological approach to the development of therapeutic and prophylactic vaccines for cancers and certain infectious diseases is unproven in humans. Products based on the Company's technologies are currently in the discovery, preclinical or early clinical investigation stages, and to date, neither the Company nor any of its corporate partners have conducted any clinical trials that incorporate the Company's proprietary microsphere delivery systems or its proprietary adjuvants. In addition, no therapeutic vaccines for cancer or infectious diseases targeted by the Company have been successfully commercialized by the Company or others. There can be no assurance that the Company will be able to successfully develop effective vaccines for such diseases in a reasonable time frame, if ever, or that such vaccines will be capable of being commercialized. In addition to its internal development programs, the Company in-licenses and acquires technologies to enhance its product pipeline. There can be no assurance that any in-licensed technologies will prove to be effective or will result in the successful development of commercial products.

           A majority of Corixa's programs are currently in the discovery stage or in preclinical development, and only two of the Company's therapeutic vaccine products have advanced to Phase I clinical trials. The Company's vaccines have not been demonstrated to be safe or effective in clinical settings. There can be no assurance that any of the Company's programs will move beyond its current stage of development. For example, in a Company-funded early safety trial of the Muc-1 antigen conducted by the University of Pittsburgh, the Company did not observe a level of efficacy sufficient to support further product development. Assuming the Company's research does advance, certain preclinical development efforts will be necessary to determine whether any product is safe to enter clinical trials. Under certain of the Company's existing corporate partnerships, the respective corporate partner has primary responsibility for the clinical development of a product. There can be no assurance that any such corporate partner will pursue clinical development in a timely or effective manner, if at all. If such a product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it may be, and in the case of vaccine products will be, subjected to a multi-phase, multi-center clinical study to determine its safety and efficacy. It is difficult to predict the number or extent of clinical trials required or the period of mandatory patient follow-up. Assuming clinical trials of any product are successful and other data are satisfactory, the Company or its applicable corporate partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years, and there can be no assurance that the FDA will approve the Company's or its corporate partner's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if regulatory approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any product can be produced in commercial quantities at a reasonable cost or that such product will be successfully marketed.

           DEPENDENCE ON AND MANAGEMENT OF EXISTING AND FUTURE CORPORATE PARTNERSHIPS

           The success of Corixa's business strategy is largely dependent on its ability to enter into multiple corporate partnerships and to effectively manage the numerous relationships that may exist as a result of this strategy. Corixa has established significant relationships with several corporate partners as of the date of this Prospectus. For example, the Company has entered into three collaboration and license agreements with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, breast cancer and prostate cancer. In addition, Corixa has established corporate partnerships with CellPro, Incorporated and GenQuest, among others. A large percentage of the Company's revenues during the year ended December 31, 1997 will be derived from research and development and other funding under such corporate partnerships, and the termination of any of these corporate partnerships would have a material adverse effect on the Company's business, financial condition and results of operations. Several of the Company's corporate partners have entered into agreements granting them options to license certain aspects of the Company's technology. There can be no assurance that any such corporate partner will exercise its option to license such technology. The Company has also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating the Company's proprietary antigen technology. There can be no assurance that any such diagnostic corporate partnership will ever generate significant revenues. Furthermore, Corixa is currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of the Company's technologies. However, due in part to the early stage of Corixa's technologies, the process of establishing corporate partnerships such as the Company's collaborations with SmithKline Beecham is difficult, time-consuming and involves significant uncertainty, and there can be no assurance that such discussions will lead to the establishment of any new corporate partnership on favorable terms, or at all, or that if established, any such corporate partnership will result in the successful development of the Company's products or the generation of significant revenues.

           Because Corixa enters into research and development collaborations with corporate partners at an early stage of product development, the Company's success is highly reliant upon the performance of its corporate partners. Under existing corporate partnership arrangements, the Company's corporate partners are generally required to undertake and fund certain research and development activities with the Company, make payments upon achievement of certain scientific milestones and pay royalties or make profit-sharing payments when and if a product is commercialized. The amount and timing of resources to be devoted to activities by its existing or future corporate partners are not within the direct control of the Company, and there can be no assurance that any of the Company's existing or future corporate partners will commit sufficient resources to Corixa's research and development programs or the commercialization of its products. If any corporate partner fails to conduct its activities in a timely manner, or at all, the Company's preclinical or clinical development related to such corporate partnership could be delayed or terminated. There can be no assurance that the Company's corporate partners will perform their obligations as expected. There can also be no assurance that the Company's current corporate partners or future corporate partners, if any, will not pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with the Company, or that disputes will not arise with respect to ownership of technology developed under any such corporate partnership. Finally, there can be no assurance that any of the Company's current corporate partnerships will not be terminated by its corporate partners or that the Company will be able to negotiate additional corporate partnerships in the future on acceptable terms, or at all.

           Because the success of the Company's business is largely dependent upon its ability to enter into multiple corporate partnerships and to effectively manage the numerous issues that arise from such partnerships, management of these relationships will require, at a minimum, significant time and effort from Corixa's management team and effective allocation of the Company's resources to multiple projects, as well as an ability to obtain and retain management, scientific and other personnel sufficient to accomplish the foregoing. There can be no assurance that Corixa's need to simultaneously manage a number of corporate partnerships will be successful, and the failure to effectively manage such corporate partnerships would have a material adverse effect on the Company's business, financial condition and results of operations.

           DEPENDENCE ON IN-LICENSED TECHNOLOGY

           In addition to its dependence on existing and future corporate partnerships, Corixa's success is also dependent on its ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to the development and commercialization of Corixa's products. The Company is party to various license agreements that give it rights to use certain technologies in its and its corporate partners' discovery, research, development and commercialization activities. Disputes may arise as to the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by the Company and its licensors or scientific collaborators. Additionally, many of the Company's in-licensing agreements contain milestone-based termination provisions. The Company's failure to meet any significant milestones in a particular agreement could allow the licensor to terminate such agreement. There can be no assurance that the Company will be able to negotiate additional license agreements in the future on acceptable terms, if at all, that any of its current license agreements will not be terminated or that it will be able to maintain the exclusivity of its exclusive licenses. In the event the Company is unable to obtain or maintain licenses to technology advantageous or necessary to the Company's business, Corixa and its corporate partners may be required to expend significant time and resources to develop or in-license similar technology, and there can be no assurance that the Company and its corporate partners will be successful in this regard. If the Company cannot acquire or develop necessary technology, it may be prevented from commercializing certain of its products. Any such event would have a material adverse effect on the Company's business, financial condition and results of operations.

           DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

           Corixa's success will depend in part on its ability and that of its corporate partners to obtain and enforce their respective patents and maintain trade secrets, both in the United States and in other countries. As of September 30, 1997, Corixa owned or had licensed eight issued United States patents that expire at various times between December 2008 and February 2014, 55 corresponding issued foreign patents, 76 pending United States patent applications, as well as 19 corresponding international filings under the Patent Cooperation Treaty and 111 pending foreign national patent applications. There can be no assurance that the Company, its corporate partners or its licensors have or will develop or obtain rights to products or processes that are patentable, that patents will issue from any of the pending applications owned or licensed by the Company or its corporate partners, that any claims allowed will issue, or in the event of issuance, will be sufficient to protect the technology owned by or licensed to the Company or its corporate partners. The Company has licensed certain patent applications from Southern Research Institute ("SRI") related to the Company's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. There can be no assurance that SRI will prevail in this opposition proceeding or that any patents will issue in Europe related to such technology. There can also be no assurance that the Company's or its corporate partners' current patents, or patents that issue on pending applications, will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Corixa. Patent applications in the United States are maintained in secrecy until patents issue, patent applications in certain foreign countries are not generally published until many months or years after they are filed, and publication of technological developments in the scientific and patent literature often occurs long after the date of such developments. Accordingly, the Company cannot be certain that it or one of its corporate partners was the first to invent the subject matter covered by any patent application or that it or one of its corporate partners was the first to file a patent application for any such invention.

           Patent law relating to the scope and enforceability of claims in the fields in which Corixa operates is still evolving. The patent positions of biotechnology and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the 76 pending United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. In addition, there may be issued patents and pending applications owned by others directed to technologies relevant to the Company's or its corporate partners' research, development and commercialization efforts. There can be no assurance that Corixa's or its corporate partners' technology can be developed and commercialized without a license to such patents or that such patent applications will not be granted priority over patent applications filed by Corixa or one of its corporate partners.

           The commercial success of Corixa depends significantly on its ability to operate without infringing the patents and proprietary rights of third parties, and there can be no assurance that the Company's and its corporate partners' technologies do not or will not infringe the patents or proprietary rights of others. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to the Company or its corporate partners. In addition, the Company is unable to determine the patents or patent applications that may materially affect the Company's or its corporate partners' ability to make, use or sell any products. The existence of third party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to the Company or its corporate partners and limit the ability of the Company or its corporate partners to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, the Company or its corporate partners may be enjoined from pursuing research, development or commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company or its corporate partners will not be so enjoined or will be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or will be able to obtain or develop alternative technologies. If the Company or any of its corporate partners is enjoined from pursuing its research, development or commercialization activities or if any such license is or alternative technologies are not obtained or developed, the Company or such corporate partner may be delayed or prevented from commercializing its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

           There can be no assurance that third parties will not independently develop similar or alternative technologies to those of the Company, duplicate any of the technologies of the Company, its corporate partners or its licensors, or design around the patented technologies developed by the Company, its corporate partners or its licensors. The occurrence of any of these events would have a material adverse effect on the Company's business, financial condition and results of operations.

           Litigation may also be necessary to enforce patents issued or licensed to the Company or its corporate partners or to determine the scope and validity of a third party's proprietary rights. Corixa could incur substantial costs if litigation is required to defend itself in patent suits brought by third parties, if Corixa participates in patent suits brought against or initiated by its corporate partners or if Corixa initiates such suits, and there can be no assurance that funds or resources would be available to the Company in the event of any such litigation. Additionally, there can be no assurance that the Company or its corporate partners would prevail in any such action. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities, require disputed rights to be licensed from other parties or require the Company or its corporate partners to cease using certain technology, any of which may have a material adverse effect on the Company's business, financial condition and results of operations. Corixa also relies on trade secrets and proprietary know-how, especially in circumstances in which patent protection is not believed to be appropriate or obtainable. Corixa attempts to protect its proprietary technology in part by confidentiality agreements with its employees, consultants and advisors. These agreements generally provide that all confidential information developed or made known to the individual by Corixa during the course of the individual's relationship with the Company will be kept confidential and not disclosed to third parties except in specific circumstances. These agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

           MANAGEMENT OF GROWTH

           The Company's future growth may cause a significant strain on its management, operational, financial and other resources. The Company's ability to manage its growth effectively will require it to implement and improve its operational, financial, manufacturing and management information systems and to expand, train, manage and motivate its employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to product development and marketing and sales efforts without a corresponding increase in the Company's operational, financial, manufacturing and management information systems could have an adverse effect on the Company's performance. The failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

           HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; FLUCTUATIONS IN FUTURE EARNINGS

           Corixa has experienced significant operating losses in each year since its inception on September 8, 1994. As of September 30, 1997, the Company's accumulated deficit was approximately $10.5 million. The Company may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with the Company's discovery, research and development programs, preclinical studies and clinical activities. Substantially all of the Company's revenues to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under corporate partnerships and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

           FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

           The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, the following: continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain existing and establish additional corporate partnerships and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the potential need to develop, acquire or license new technologies and products; and other factors not within the Company's control. The Company intends to seek such additional funding through corporate partnerships, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its existing capital resources, committed payments under its existing corporate partnerships and licensing arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations until at least March 31, 1999. However, there can be no assurance that such funds will be sufficient to meet the capital needs of the Company. In addition, a substantial number of the payments to be made by Corixa's corporate partners and other licensors are dependent upon the achievement by the Company of development and regulatory milestones. Failure to achieve such milestones would have a material adverse effect on the Company's future capital needs. In addition, the Company has entered into an option agreement with one of its corporate partners pursuant to which such corporate partner has agreed to pay certain consideration in exchange for exclusive options to license two of Corixa's early-stage antigen discovery programs in two cancer targets. If such options are exercised, then at the election of the corporate partner, such consideration will either be credited against future milestone payments or converted into Common Stock of Corixa. In the event either or both of such options are not exercised or extended prior to February 28, 1998 with respect to one cancer target and August 31, 1998 with respect to the other cancer target, the Company will be required to repay the amounts paid by such corporate partner for such option(s) over a three-year period beginning in March 2000.

           DEPENDENCE ON KEY PERSONNEL

           The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent the Company's achievement of its scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such individuals currently or in the future on acceptable terms, or at all, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company does not maintain "key person" life insurance on any officer, employee or consultant of the Company.

           Corixa also has relationships with scientific collaborators at academic and other institutions, some of whom conduct research at the Company's request or assist the Company in formulating its research and development strategy. These scientific collaborators are not employees of the Company and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. The Company has limited control over the activities of these scientific collaborators and, except as otherwise required by its license, consulting and sponsored research agreements, can expect only limited amounts of time to be dedicated to the Company's activities by such individuals. Failure of any such persons to devote sufficient time and resources to the Company's programs could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, these collaborators may have arrangements with other companies to assist such companies in developing technologies that may prove competitive to those of Corixa.

           INTENSE COMPETITION

           The biotechnology and biopharmaceutical industries are intensely competitive. Several biotechnology and biopharmaceutical companies, as well as certain research organizations, currently engage in or have in the past engaged in efforts related to the development of vaccines for the treatment and prevention of cancer and various infectious diseases, as well as the development of diagnostic products for infectious disease indications.

           Many companies, including Corixa's corporate partners, as well as academic and other research organizations, are also developing alternative therapies to treat cancer and infectious diseases and, in this regard, are competitive with the Company. Moreover, technology controlled by third parties that may be advantageous to the Company's business may be acquired or licensed by competitors of the Company, thereby preventing the Company from obtaining such technology on favorable terms, or at all.

           Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than Corixa or its corporate partners. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to those of the Company. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to the Company's programs. Corixa and its corporate partners will face competition with respect to product efficacy and safety, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. There can be no assurance that competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company and its corporate partners, or that such competitive products will not render the Company's products obsolete.

           LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS

           Corixa does not have significant manufacturing facilities. Although the Company currently manufactures limited quantities of certain antigens and adjuvants, including LeIF, to conduct preclinical studies and to supply corporate partners, the Company intends to rely on third party contract manufacturers to produce large quantities of such substances for clinical trials and product commercialization. Additionally, the Company may be required to rely on contract manufacturers to produce antigens, adjuvants and other components of its products for research and development, preclinical and clinical purposes. Corixa's vaccines and other products have never been manufactured on a commercial scale, and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. There can be no assurance that third party manufacturers will be able to meet the Company's needs with respect to timing, quantity or quality. If the Company is unable to contract for a sufficient supply of required products and substances on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and clinical testing would be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of such products. Any such delay may have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, contract manufacturers that the Company may use must continually adhere to current Good Manufacturing Practices ("GMP") regulations enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of the Company's products will not be granted.

           LACK OF MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

           The Company currently has no sales, marketing or distribution capability. The Company intends to rely on its current and future corporate partners, if any, to market its products; however, there can be no assurance that such corporate partners have effective sales forces and distribution systems. If the Company is unable to maintain or establish such relationships and is required to market any of its products directly, the Company will have to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. There can be no assurance that the Company will be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities. To the extent that the Company depends on its corporate partners or third parties for marketing and distribution, any revenues received by the Company will depend upon the efforts of such corporate partners or third parties, and there can be no assurance that such efforts will be successful.

           GOVERNMENT REGULATION

           The preclinical testing and clinical trials of any products developed by the Company or its corporate partners and the manufacturing, labeling, sale, distribution, export or import, marketing, advertising and promotion of any new products resulting therefrom are subject to regulation by federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries. Any product developed by the Company or its corporate partners must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and/or the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances would adversely affect the marketing of any products developed by the Company or its corporate partners, impose significant additional costs on the Company and its corporate partners, diminish any competitive advantages that the Company or its corporate partners may attain and adversely affect the Company's ability to receive royalties and generate revenues and profits. There can be no assurance that, even after such time and expenditures, any required regulatory approvals or clearances will be obtained for any products developed by or in collaboration with the Company.

           Regulatory approval, if granted, may entail limitations on the indicated uses for which the new product may be marketed that could limit the potential market for such product, and product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing GMP. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

           The Company is also subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, the environment and the use and disposal of hazardous substances, used in connection with the Company's discovery, research and development work, including radioactive compounds and infectious disease agents. In addition, the Company cannot predict the extent of government regulations or the impact of new governmental regulations which might have an adverse effect on the discovery, development, production and marketing of the Company's products, and there can be no assurance that the Company will not be required to incur significant costs to comply with current or future laws or regulations or that the Company will not be adversely affected by the cost of such compliance.

           PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE

           Inherent in the use of the Company's product candidates in clinical trials, as well as in the manufacturing and distribution of any approved products, is the risk of financial exposure to product liability claims in the event that the use of such products results in personal injury. There can be no assurance that the Company will not experience losses due to product liability claims in the future. Corixa has obtained limited product liability insurance coverage; however, there can be no assurance that such coverage is adequate or will continue to be available in sufficient amounts or at an acceptable cost, or at all. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may have a material adverse effect on the Company's business, financial condition and results of operations.

           NO ASSURANCE OF MARKET ACCEPTANCE

           There can be no assurance that any products successfully developed by the Company or its corporate partners, if approved for marketing, will ever achieve market acceptance. The Company's products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Company or its corporate partners will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of the product candidates, their potential advantage over alternative treatment methods and reimbursement policies of government and third-party payors. There can be no assurance that physicians, patients or the medical community in general will accept and utilize any products that may be developed by the Company or its corporate partners, and the lack of such market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

           UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT; UNCERTAINTY RELATED TO HEALTH CARE REFORM

           In both domestic and foreign markets, sales of the Company's or its corporate partners' products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care, and regulations affecting the pricing of pharmaceuticals and other medical products may change or be adopted before any of the Company's or its corporate partners' products are approved for marketing. Cost control initiatives could decrease the price that the Company receives for any product it or any of its corporate partners may develop in the future and may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. There can be no assurance that the Company's or its corporate partners' products, if any, will be considered cost effective or that adequate third-party reimbursement will be available to enable Corixa or its corporate partners to maintain price levels sufficient to realize a return on their investment. In any such event, the Company may be materially adversely affected.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           On October 2, 1997, the Company's Registration Statement on Form S-1, SEC File No. 333-32147 (the "Registration Statement"), with respect to the Company's initial public offering of 3,000,000 shares of the Company's common stock (the "IPO") was declared effective by the Securities and Exchange Commission. These shares carry the same voting rights as previously issued shares of common stock of the Company. Effective upon the closing of the Company's IPO, all outstanding shares of preferred stock were automatically converted into shares of the Company's common stock, and following such date, the Company amended its Certificate of Incorporation to delete reference to such preferred stock.

           Pursuant to the Registration Statement, the Company registered 3,000,000 shares of its Common Stock, $0.001 par value per share, for its own account. The Company also registered 450,000 shares pursuant to an overallotment option granted to the underwriters which was exercised on October 22, 1997. The offering commenced on October 2, 1997 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $44.9 million. The managing underwriters of the offering were Lehman Brothers Inc., Invemed Associates, Inc. and Vector Securities International, Inc.

           The Company did not recognize any expenses in connection with the IPO during the quarter ended September 30, 1997. These expenses, consisting of underwriting discounts and commissions and other expenses, approximate $4.1 million and will be recognized in the quarter ending December 31, 1997. The net offering proceeds to the Company after deducting the total expenses above were approximately $40.8 million. The Company did not use any of such net offering proceeds during the quarter ended September 30, 1997.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On September 23, 1997, the Company obtained written stockholder consent to the following matters:

                                                              Shares               Shares              Shares
                                                              For                  Against             Not Voted
           Amendment to Amended and Restated
           1994 Stock Plan to increase shares
           reserved 1994 Stock Plan to
            2,010,982 shares                                  6,299,843             30,000             1,521,784



           Approval of 1997 Employee Stock
           Purchase Plan with 125,000 shares
           reserved for issuance                              6,329,843                  0             1,521,784

           Approval of 1997 Directors' Stock
           Option Plan with 200,000 shares
           reserved for issuance                              6,329,529                314            1,521,784



           Approval of Company's Amended and
           Restated Certificate of Incorporation
           filed prior to the IPO                             6,291,911             37,932             1,521,784



           Approval of Company's Amended and
           Restated Certificate of Incorporation
           filed following the IPO                            6,291,597                  0             1,560,030



ITEM 5.     OTHER INFORMATION.

           Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)       Exhibits - See Index to Exhibits.

            (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     CORIXA CORPORATION

                     By: /S/ Michelle Burris
                            ------------------------------------------------
                             MICHELLE BURRIS
                             VICE PRESIDENT OF FINANCE AND ADMINISTRATION AND CHIEF ACCOUNTING OFFICER






Date:  November 13, 1997

                                  EXHIBIT INDEX

EXHIBIT NO.          EXHIBIT DESCRIPTION
----------           -------------------
11.1                 Statement Regarding Computation of Net Loss Per Share

27.1                 Financial Data Schedule