Form 10-K405
period 1997-12-31
CORIXA CORP
filed 1998-03-10
CIK 1042561

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 000-22891

                               CORIXA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           91-1654387
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                    ORGANIZATION)

                          1124 COLUMBIA ST., SUITE 200
                               SEATTLE, WA 98104
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 667-5711

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $46 million as of March 2, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 11,774,214 shares of the registrant's Common Stock issued and outstanding as of March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  Item 1.     Business....................................................    1
  Item 2.     Properties..................................................   23
  Item 3.     Legal Proceedings...........................................   23
  Item 4.     Submission of Matters to a Vote of Security Holders.........   23

PART II

  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   23
  Item 6.     Selected Financial Data.....................................   25
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   26
  Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risk........................................................   38
  Item 8.     Financial Statements and Supplementary Data.................   38
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   58

PART III

  Item 10.    Directors and Executive Officers of the Registrant..........   58
  Item 11.    Executive Compensation......................................   58
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................   58
  Item 13.    Certain Relationships and Related Transactions..............   58

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   59

                             INTRODUCTORY STATEMENT

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein, including management's discussion and analysis of financial condition and results of operations in Item 7 of Part II hereof, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements, that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, uncertainties related to the early stage of the Company's research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products; dependence on and management of existing and future corporate partnerships; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; the Company's lack of manufacturing and marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including those in Item 7 of Part II "Factors Affecting Future Results," and those included from time to time in the Company's other reports with the Securities Exchange Commission and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

     References made in this Annual Report on Form 10-K to "Corixa Corporation" the "Company" or the "Registrant" refer to Corixa Corporation. Corixa has applied for trademark registration for Corixa(TM) the stylized Corixa logo.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Corixa focuses on the discovery and early clinical development of a novel class of therapeutic and prophylactic vaccines. Although commercially available vaccines can prevent infection by a variety of pathogens such as bacteria, viruses and parasites through antibody-based immune responses, these responses are not sufficient to eliminate cancers or certain infectious diseases, including tuberculosis and Acquired Immune Deficiency Syndrome ("AIDS"). To induce an effective immune response against these diseases, pathogen- or tumor-reactive T lymphocytes ("T cells") must be stimulated. In particular, cytotoxic T lymphocytes ("CTL") -- which are specialized T cells that have the ability to recognize and kill pathogen-infected tissue or tumor cells -- must be activated.

     Corixa's therapeutic and prophylactic T cell vaccines represent a new approach to the treatment of cancer and certain infectious diseases. The markets for such vaccine products are extensive, particularly in oncology, given that current treatments such as chemotherapy and radiation therapy may not lead to lasting cure or prevention. Immunologists and molecular biologists recently have identified certain previously unknown molecular signals that are responsible for T cell recognition of pathogen and/or tumor-associated proteins referred to as antigens. Corixa's vaccine products are designed to exploit these recent developments by using each of the three components of its core technology platform -- proprietary microsphere delivery systems, adjuvants and antigens -- to force the immune system to recognize antigens in such a manner that potent T cell, particularly CTL, responses are induced. The Company's vaccines consist of proprietary antigens which may be encapsulated in biodegradable and biocompatible microspheres and combined with a proprietary adjuvant, which is a molecule or substance capable of non-specifically enhancing or boosting an immune response.

SCIENTIFIC BACKGROUND

     A variety of prophylactic vaccine products are commercially available for the prevention of certain infectious diseases. However, these products do not address therapeutic treatment of such diseases. The majority of current vaccines trigger a protective antibody response capable of destroying an invading pathogen in the event the patient is exposed to the pathogen in the future. Antibodies are protein-based products of specialized immune system cells called B lymphocytes ("B cells") that recognize and attach to antigens and trigger the non-specific elimination of the pathogen. Antigens are components of the invading pathogen that are recognized by cells of the immune system. Current vaccines are made up of whole organisms that contain antigens or antigens themselves, which can be peptides, proteins or carbohydrates. Typically such vaccines are formulated by combining antigens with an adjuvant, an immune system booster.

     The immune response begins when antigens are processed by a specialized immune system cell called an antigen presenting cell ("APC"). Antigens are processed by APCs through two distinct pathways, the Class I and Class II Pathways. The antibody response produced by current vaccines results from antigen processing only through the Class II Pathway. The Class II Pathway breaks down antigens into specific peptides which are then presented on the surface of an APC via major histocompatibility ("MHC") Class II proteins. Antigen presentation via MHC Class II proteins results in activation of CD4-positive helper T cells. These cells produce immune system hormones called cytokines that serve to "help" with the generation of various components of both cellular and antibody-based immune responses. Depending on the specific cytokines that helper T cells produce, the helper T cell response is classified as either Th1 or Th2. Th1 responses help generate and activate CTL and lead to antibody production by B cells and possible pathogen elimination.

     Such antibody production can be sufficient to prevent or eliminate pathogen infection in the case of certain diseases. However, antibody responses alone are not sufficient in other diseases, such as cancer. In these diseases, a cellular immune response that includes the generation of CTL is necessary in order to achieve protective immunity. While stimulation through the Class II Pathway can lead to Th1 responses helpful in generating CTL, CTL activation cannot occur without antigen presentation through the Class I Pathway. The Class I Pathway breaks down antigens into specific peptides that are then presented on the surface of an APC via MHC Class I proteins. Antigen presentation via MHC Class I proteins results in generation and activation of CTL. The Company believes that CTL are necessary to eliminate tumors and various pathogens that antibodies alone cannot destroy.

     Corixa has shown in preclinical studies that CTL are capable of eliminating either tumors or certain pathogens in settings where antibody responses fail. Such CTL are not only capable of preventing disease when they are activated prior to pathogen infection but are also able to eliminate disease or a tumor once the infection has taken place or, in the case of cancer, once a tumor has developed.

     The Company believes vaccines that can activate specific T cell responses form the basis for a new class of products that may be used either in the treatment or prevention of disease. Until recently, scientists lacked sufficient understanding to design vaccine formulations capable of promoting T cell immune reactivity against tumors or certain pathogens. The Company has incorporated recent advances in the understanding of the molecular mechanism controlling how antigens are normally presented to T cells and has designed vaccine formulations which incorporate disease-specific antigens into biodegradable and biocompatible microspheres that give rise to potent CTL responses. The Company's antigen discovery program has resulted in isolation of antigens from a variety of tumor types and from infectious disease pathogens for which no vaccines currently exist. Furthermore, the Company has discovered a novel adjuvant that has been shown in preclinical studies to significantly enhance the efficacy of microsphere formulated vaccines through the stimulation and activation of Th1 helper T cells and CTL. Corixa believes that its three proprietary core technologies -- microsphere-mediated antigen delivery, novel adjuvants and proprietary antigen discovery -- form the basis for the successful development of such products.

CORIXA'S STRATEGY

     Corixa's objective is to be the leader in the discovery and commercialization of T cell vaccine products for the treatment and prevention of cancer and certain infectious diseases. The Company's strategy is to dedicate its resources to vaccine discovery and to establish corporate partnerships as early in the development process as possible for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research-and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines. Principal elements of the Company's strategy are as follows:

     Integrate the Company's Core Technologies. The Company believes that the integration of its three proprietary core technologies may be essential to providing effective vaccines for cancer and certain infectious diseases. These technologies consist of: (i) proprietary delivery systems; (ii) potent, novel adjuvants; and (iii) novel, specific antigens. Corixa believes that its three component approach is unique among entities currently undertaking the development of vaccines and that it has developed or acquired proprietary rights in each of these technologies. Corixa also believes that integrating one or more of its delivery systems, adjuvants or antigens with certain other companies' proprietary technologies may improve such companies' existing or developmental-stage vaccine products.

     Establish Corporate Partnerships at an Early Stage. Corixa intends to enter into corporate partnerships as early in the vaccine development process as possible. For those products that show promise in the preclinical or clinical stage, the Company will seek a corporate partner no later than prior to the initiation of Phase II clinical trials. The Company believes that this active corporate partnering strategy provides three distinct advantages: (i) it permits Corixa to focus on its fundamental strengths in vaccine discovery and research;
(ii) it capitalizes on the corporate partner's strengths in product development, manufacturing and commercialization; and (iii) it significantly reduces Corixa's financing requirements. When entering into such corporate partnering relationships, the Company seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales.

     Partner Discrete Core Technologies and Non-Vaccine Products. Because the Company believes that certain other companies' vaccine products may be enhanced by components available from Corixa, the Company seeks to establish corporate partnerships with major commercial entities for each of its proprietary core technologies. For example, the Company may partner its proprietary antigens with companies that have developed their own delivery and adjuvant technologies. Similarly, Corixa believes that it can partner the Company's novel Leishmania elongation Initiating Factor ("LeIF") adjuvant with a variety of vaccine companies that may have vaccine antigens but lack an adjuvant with the appropriate Th profile. Corixa also believes it can partner its antigen delivery technology with companies whose vaccines currently suffer from sub-optimal T cell immune stimulation in vivo. Corixa further believes that certain of the antigens it discovers may lead to the development of useful non-vaccine products, particularly diagnostics, and the Company intends to establish non-exclusive collaborations with a variety of diagnostic companies to generate near-term royalty or other revenues.

CORIXA'S CORE TECHNOLOGY PLATFORMS

     Corixa seeks to discover and develop products that consist in whole or in part of its three proprietary core technologies: (i) microsphere antigen delivery systems that specifically activate helper T cells and CTL; (ii) adjuvants that specifically enhance helper T cell and CTL responses; and (iii) disease specific antigens that are essential to elicit appropriate T cell responses.

  MICROSPHERE ANTIGEN DELIVERY SYSTEMS

     Corixa has demonstrated in preclinical studies that potent antibody and CTL responses can be generated against antigens using the Company's proprietary microsphere antigen delivery system. The Company has determined that CTL generated as a result of microsphere-mediated antigen presentation are capable of killing antigen positive cells either in vitro (in test tubes) or in preclinical studies of immune function. For example, injection of microsphere-encapsulated tumor antigens in animals generated an immune response that prevented growth of antigen positive tumors when such animals were later challenged with a lethal dose of tumor cells. The immune cells responsible for this microsphere-mediated tumor rejection were shown to be antigen specific CTL. Immunization with naked (not encapsulated) antigens neither activated CTL responses nor resulted in protective immunity in animals later challenged in the same manner.

     Corixa believes that microsphere-mediated antigen delivery may be superior in terms of versatility, stability, safety and cost to other approaches which circumvent the antigen presentation pathways, including the use of various gene therapies as well as liposome or recombinant-protein lipid formulations. Microspheres of the particular size range used by the Company are taken up only by APCs. This is not true for formulations containing genes or lipids, where significant amounts of the delivered product are taken up by non-APCs or lost in the blood stream or elsewhere in the body. Microsphere delivery of antigens may also avoid certain safety issues associated with gene therapy. Corixa uses microspheres that are produced from synthetic co-polymers approved by the U.S. Food and Drug Administration ("FDA"). In addition, there is no immune response to the microsphere itself, in contrast to the immune response that can occur to other proteins encoded by viral or bacterial vectors used in gene therapy. Additionally, a single microsphere formulation may be useful in multiple vaccine products. This avoids the repetitive costs associated with the construction, manufacture and testing of different gene therapy vectors or recombinant protein-lipid formulations for different target indications. Furthermore, Corixa believes that its microsphere vaccine preparations will be stable as freeze-dried formulations, resulting in multi-year shelf-life.

     The Company has an exclusive worldwide license to a number of patents and pending patent applications from the Southern Research Institute ("SRI") covering the composition, use and production of microspheres for augmenting immune responses. In addition, the Company has an exclusive worldwide license to antigen delivery technology from the Dana-Farber Cancer Institute ("Dana-Farber") comprising patent applications claiming the composition and use of microspheres of a particular size range for the purpose of activating CTL. The Company is also internally developing certain microsphere technology. See "Certain License Agreements" and "Patents and Proprietary Technology."

  ADJUVANTS

     Adjuvants are formulations and/or additives that are routinely combined with vaccines to boost immune responses directed against the antigens in such vaccines. Because current vaccines depend upon the generation of antibody responses to injected antigens, commercially available adjuvants have been developed largely to enhance such antibody responses. To date, there are no adjuvants that have been approved for use in humans that augment helper T cell and CTL responses.

     Corixa has identified a protein, known as LeIF, that functions as a potent adjuvant for enhancing immune responses directed at T cell vaccine antigens. LeIF is a protein produced by the parasite Leishmania, which is carried by sand flies and causes both a skin and visceral disease known as Leishmaniasis. In cell culture studies conducted by the Company, LeIF has been found to have potent immune system stimulatory effects, both for cells from individuals who have been exposed to the parasite and from individuals who have not been so exposed.

     Preclinical studies conducted by Corixa indicate that LeIF is a unique protein stimulator of the Th1 response. Additional research conducted by the Company has confirmed that the cell within the immune system that responds to LeIF is an APC. APCs stimulated with LeIF produce large quantities of a certain cytokine and a certain cell surface protein, both of which are molecular signals required for the generation of potent CTL responses. Corixa has conducted further research to determine whether LeIF functions as an adjuvant for T cell vaccines. In preclinical studies, use of microsphere-encapsulated tumor antigens together with LeIF resulted in tumor regression, even when administered to animals with established tumors. In all cases, tumor regression was shown to correlate with the in vivo development of tumor antigen reactive CTL. As a result, Corixa's research suggests that immunity induced by the combination of microsphere-encapsulated antigens and the LeIF adjuvant is both antigen specific and long-lived. Treated animals were still able to reject lethal doses of antigen positive tumors when challenged more than four months after therapy.

     Corixa believes that the use of LeIF as an adjuvant will greatly enhance the efficacy of its T cell vaccines. The Company also believes that LeIF, together with microsphere-encapsulation technology, may be useful in developing therapeutic products from current prophylactic vaccines due to the ability of the Company's technologies to promote potent Th1 and CTL responses. Corixa has granted licenses to or options to license its LeIF technology to several corporate partners, including SmithKline Beecham Biologicals S.A. ("SmithKline Beecham"), Pasteur Merieux Connaught, a subsidiary of Rhone-Poulanc Group ("PMC") and Heska Corporation ("Heska"). See "Corporate
Partnerships -- Adjuvants" and "Other Products in Development."

  ANTIGEN DISCOVERY

     Corixa's ability to discover and patent multiple antigens allows it to select those that will work most effectively in a given vaccine (i.e., are recognized by the greatest percentage of individuals, stimulate the strongest immune response and are expressed by the greatest percentage of pathogen strains or tumor types). To capitalize on this ability, approximately half of Corixa's scientific personnel are devoted to antigen discovery. Discovery approaches and technologies used by the Company in both tumor and infectious disease vaccine development include: (i) tumor tissue procurement and in human tumor propagation in severe combined immune deficient ("SCID") mice; (ii) differential gene expression; (iii) cDNA subtraction; (iv) expression cloning; (v) pathogen protein purification; (vi) antigenic peptide stripping; and (vii) immunological characterization of candidate tumor vaccine antigens. The Company's discovery approaches map patient immune responses to ensure that discoveries focus on identification of pathogen and tumor proteins that are recognized by the human immune system and are therefore antigenic. See "Corixa's Vaccine Antigen Discovery Methodologies."

     The culmination of Corixa's antigen discovery research is the isolation of pathogen or tumor genes that encode those antigens with significant potential to be effective components of vaccines. Such antigens (in the form of either recombinant proteins or biosynthetically produced peptides) are then formulated in microspheres for vaccination. Multiple pathogen and/or tumor gene and protein sequences have been discovered by the Company. As of December 31, 1997, the Company had filed numerous patent applications seeking both composition of matter and/or vaccine and diagnostic method of use claims to: (i) approximately 240 gene sequences based on the pattern of their expression in breast cancer cells and normal breast tissue; (ii) approximately 95 based on the pattern of their expression in prostate cancer cells or normal prostate tissue; and (iii) approximately 95 gene sequences expressed by Mycobacterium tuberculosis.

     There can be no assurance that patents will issue from any of the pending applications, or that if issued, such patents will not be challenged, invalidated or circumvented by third parties, or that the rights granted under any issued patents will provide adequate proprietary protection or competitive advantages to the Company. The Company's three core technologies are at an early stage of development. There can be no assurance that any of such technologies will prove to be safe and effective, and products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all. See "Patents and Proprietary Technology," Item 7 of Part II "Factors Affecting Future
Results -- Uncertainties Related to Early Stage of Development" and Item 7 of
Part II "Factors Affecting Future Results -- Uncertainties Related to Technology and Product Development."

CORIXA'S PRODUCTS IN DEVELOPMENT

     Corixa has a number of products in various stages of development, many of which are the subject of collaborations with corporate partners. The following table sets forth the type of product currently in development, the application(s) for the particular product, its present stage of development and the identity of the Company's corporate partner, if any, for such product application.

                        CORIXA'S PRODUCTS IN DEVELOPMENT

     PRODUCT               APPLICATION             DEVELOPMENT PHASE(1)                PARTNER
     -------               -----------             --------------------                -------
VACCINES           Breast/Prostate Cancer       Research                     SmithKline Beecham
                   Antigen Discovery                                         Biologicals S.A.
                   Two Undisclosed Cancer       Research                     SmithKline Beecham
                   Targets, Antigen Discovery                                Biologicals S.A.

                   Her-2/neu Peptide Vaccine    Phase I Clinical Trials      Not Currently Partnered
                   for Breast and Ovarian
                   Cancer

                   Lung Cancer, Leukemia, and   Research                     Not Currently Partnered
                   Other Cancer Targets,
                   Antigen Discovery

                   Tuberculosis Antigen         Preclinical Studies          SmithKline Beecham
                   Discovery                                                 Biologicals S.A.

ADJUVANTS          LeIF as an Adjuvant for      Preclinical Studies          Pasteur Merieux Connaught
                   Certain Infectious Disease
                   Vaccines

                   LeIF as an Adjuvant in       Preclinical Studies          SmithKline Beecham
                   Breast and Prostate Cancer                                Biologicals S.A.

DIAGNOSTICS        Trypanosoma cruzi            Development                  DiaMed S.A.

                   Trypanosoma cruzi --         Development Development      Trinity Biotech UK Limited
                   Diagnostic                                                (formerly Centocor, U.K.)

                   Tuberculosis                 Development                  Abbott Laboratories

                   Tuberculosis                 Early Stage                  ICT Diagnostics
                                                Commercialization

                   Leishmaniasis                Early Stage                  Various diagnostic
                                                Commercialization            Companies

                   Tick-Borne Diseases          Preclinical Studies          Not Currently Partnered

OTHER PRODUCTS     Adoptive Immunotherapy --    Preclinical Studies          CellPro, Incorporated
                   Cancer

                   Certain Technologies for     Development and Early        Heska Corporation
                   Companion Animal Health      Stage Commercialization

---------------

(1) "Research" indicates the discovery or creation of prototype products and includes antigen discovery and characterization.

    "Development" indicates testing of prototype diagnostic assays in a particular format and testing of such products.

    "Preclinical Studies" indicates product scale up, formulation and further testing in animals, including toxicology.

    "Phase I Clinical Trials" are performed to evaluate the safety of a vaccine and its ability to stimulate an immune response.

    "Early Stage Commercialization" indicates sales to third parties for use in diagnostic applications which have resulted in immaterial revenues to date.

  VACCINE PRODUCTS

     Breast and Prostate Cancer Vaccines. Breast and prostate cancer are currently among the most widespread malignant diseases in women and men, respectively. According to industry sources, over 525,000 patients were diagnosed with breast cancer and over 625,000 patients were diagnosed with prostate cancer in Europe, Japan and North America in 1995. A large percentage of these patients undergo chemotherapy, radiation therapy and surgery, yet the vast majority are likely to relapse with malignant disease within ten years following surgical intervention. Corixa believes that its vaccines will initially be useful in those patients who have undergone such therapies.

     The Company has identified over 400 gene sequences having tumor cell and normal tissue expression patterns indicating that they may be either uniquely expressed or markedly over-expressed in breast tumors and/or prostate tumors or tissue. Analysis of comparative expression of such genes in multiple tumor specimens and in normal tissue has resulted in patent filings on approximately 335 tumor gene sequences. The Company is continuing to make progress toward the immunological characterization of these gene sequences with the goal of selecting several antigens for use in vaccines for each of breast and prostate cancer. In March 1997, Corixa entered into corporate partnerships with SmithKline Beecham in the areas of breast and prostate tumor vaccines. See "Corporate Partnerships -- Breast and Prostate Cancer Vaccines."

     Her-2/neu Peptide Tumor Vaccines. According to New Medicine, Inc., over 525,000 new breast cancer patients and 80,000 new ovarian cancer patients are diagnosed in Europe, Japan and North America each year. Of these patients, a significant percentage markedly over-express the gene Her-2/neu on the surface of their respective breast and ovarian carcinomas. To date, in in vitro studies with animal and human cells, peptides from the Her-2/neu protein have been shown to generate potent T cell immune responses. In vitro data indicate that cells from different patients respond to different Her-2/neu peptides. Consequently, the Company is currently developing a "cocktail" approach to vaccine formulation, combining multiple peptides in a single vaccine. The Company believes that a "cocktail" of peptides may be useful as a therapeutic vaccine for breast and ovarian cancer patients whose tumors over-express Her-2/neu.

     In July 1996, pursuant to certain contractual obligations, Corixa, together with the University of Washington, filed an investigational new drug application to begin a clinical trial of three different Her-2/neu peptide vaccines in breast and ovarian carcinoma patients. This Phase I clinical trial began accruing patients in September 1996. Safety is the primary endpoint of this clinical trial, which currently consists of over 30 patients who are each receiving monthly vaccinations for a period of six months. Secondary endpoints of the trial focus on the ability of such vaccination to lead to demonstration of anti-Her-2/neu immune reactivity. This clinical trial currently uses "naked" Her-2/neu peptides together with granulocyte macrophage colony stimulating factor ("GM-CSF") as an adjuvant. The Company is also conducting preclinical studies with microsphere-encapsulated formulations of Her-2/neu peptides and LeIF as an adjuvant as a prelude to adding these components of its proprietary core technology to either the current clinical trial or, if required by the FDA, a separate Phase I clinical trial. The Company believes that results to date from such clinical trials demonstrate the safety of Her-2/neu peptides as a vaccine. Corixa has an exclusive worldwide license to Her-2/neu peptide vaccine technology from the University of Washington. See "Certain License Agreements."

     Lung Cancer, Leukemia and Other Vaccines. Building on the Company's initial progress in cancer antigen discovery aimed at the development of breast and prostate tumor vaccines, Corixa has initiated additional discovery programs in several other tumor types, including lung cancer and leukemia. Lung cancer is now the leading cancer killer in Europe, Japan and North America, with incidence in 1995 in those countries estimated at approximately 520,000 people. Due to the magnitude and severity of such diseases, and the absence of effective therapies in these areas, Corixa has begun to undertake antigen discovery and vaccine development efforts in these tumor types using approaches similar to those it uses in breast and prostate cancer. See "Corixa's Vaccine Antigen Discovery Methodologies." Additionally, Corixa is currently engaged in discussions with several pharmaceutical companies with respect to potential corporate partnering arrangements in the areas of lung cancer and other potential vaccines. There can be no assurance, however, that such discussions will lead to the establishment of any new corporate partnerships on favorable terms, or at all. See Item 7 of
Part II "-- Factors Affecting Future Results -- Dependence on and Management of Existing and Future Corporate Partnerships."

     Tuberculosis Vaccines. Tuberculosis ("Tb"), caused by infection with Mycobacterium tuberculosis ("Mtb"), results in more deaths than any other infectious disease in the world. The market for potential Tb vaccines is extensive. According to industry sources, there are an estimated 8.8 million new cases of Tb worldwide. Once believed to be eradicated in the United States, Tb is now growing in prevalence. From 1985 to 1992, the number of cases increased 20% in the United States and the percentage of patients with antibiotic resistant Mycobacteria increased from less than 1% to more than 25% in some areas of the country. Corixa's goal is to develop specific prophylactic vaccines for both conventional and drug-resistant strains of Mtb.

     From over 75 novel candidate Tb gene products, Corixa has identified several that specifically trigger appropriate helper T cell responses in vitro. These gene products are the subject of multiple patent applications filed by the Company covering compositions of matter and vaccine and diagnostic methods of use. The in vitro tests have led to the selection of several candidate vaccine antigens. Some of these antigens have been skin-tested in both infected-healthy and infected-diseased individuals in South America to determine which antigens are recognized by both patient populations. Results from such tests, together with continued analysis of patient T cell responses, has led to the commencement by Corixa of preclinical studies for both therapeutic and prophylactic vaccine use. In October 1995, the Company entered into a corporate partnership with SmithKline Beecham for the development of Tb vaccines. Based on the Company's progress, the research phase of this corporate partnership was recently extended for an additional one year period ending May 30, 1998. See "Corporate Partnerships -- Tuberculosis Vaccines."

  ADJUVANTS

     Corixa has discovered a gene from the parasite Leishmania that codes for the protein LeIF, which is capable of stimulating Th1 helper and CTL responses. The Company has demonstrated in preclinical studies that when combined with certain target antigens, LeIF induces a stronger antibody response directed against the target antigen than was induced by such antigen alone. Co-administration of LeIF with various T cell vaccines in preclinical studies for both infectious disease and tumors results in enhanced generation of anti-vaccine reactive CTL.

     Corixa currently produces LeIF as a recombinant protein in bacteria. The Company anticipates that it will use LeIF in its proprietary vaccine formulations and will also out-license LeIF for incorporation as an adjuvant in vaccines outside of the Company's cancer and infectious disease targets. In December 1996, the Company entered into a corporate partnership with PMC. This corporate partnership provides PMC with the option to license LeIF for use with vaccines in five different infectious disease indications. See "Corporate Partnerships -- Adjuvants."

  DIAGNOSTIC PRODUCTS

     The Company believes that many of the antigens it has discovered in the fields of cancer and infectious disease also have applications in disease diagnosis. Antigens are used in diagnostic tests to determine whether an individual possesses antibodies against the antigen. The presence of such antibodies can indicate that the individual is infected by the pathogen. Infectious disease diagnostic products for the following indications are currently under development at Corixa:

     Trypanosoma cruzi ("T. cruzi"). T. cruzi is an intracellular blood and tissue parasite endemic to South America, Central America, Mexico and parts of the United States that is most commonly transmitted by blood transfusion. T. cruzi is responsible for the development of Chagas' disease, which can develop into fatal infectious heart disease. Current diagnostic procedures to determine blood exposure to T. cruzi infection are based on the detection of patient antibodies that react with crude extracts of this parasite. These tests often produce false results due to their inability to distinguish antibodies against
T. cruzi from antibodies against other infectious agents. The Company has discovered and evaluated in vitro a number of peptides encoded by genes of the
T. cruzi parasite for their ability to serve as highly specific and sensitive reagents for detection of T. cruzi. Corixa has licensed its T. cruzi antigen technology for the development of both blood screen and point-of-care diagnostic tests to several diagnostic companies, including DiaMed S.A. ("DiaMed") and Trinity Biotech U.K. Limited ("Trinity Biotech" formerly Centocor, U.K.). See "Corporate Partnerships -- Diagnostic Products."

     Tuberculosis. Corixa believes that many antigens currently under investigation by the Company could be useful in the development of novel diagnostics to determine whether patients have been infected with Mtb. Current diagnostic assays to determine Mtb infection are expensive and labor intensive. The majority of patients exposed to Mtb receive chest x-rays, and attempts are made to culture the bacterium in vitro from sputum samples. Mtb grows poorly and slowly outside the body, which can produce false negative test results. In addition, standard skin tests are not ideal in detecting infection and cannot be used in areas of the world where patients receive childhood vaccination with bacterial strains related to Mtb. The Company is developing a combination of proprietary antigens that may be used in detecting the presence and degree of Mtb infection. The Company has granted Abbott Laboratories ("Abbott") and ICT Diagnostics non-exclusive licenses to certain of its Tb antigen technologies and intends to pursue additional out-licensing opportunities for this product. See "Corporate Partnerships -- Tuberculosis Vaccines."

     Leishmaniasis. The parasite Leishmania causes a systemic disease of the liver, spleen and bone marrow called Leishmaniasis which can be fatal if not treated. The disease is endemic to Southern Europe, the Middle East, Africa, China and India, as well as Central and South America. The largest United States population infected with Leishmania are military personnel and veterans who were exposed to the parasite while stationed in the Middle East during the Gulf War. Leishmania has also become a leading cause of opportunistic infection in AIDS patients in Southern Europe. Currently, the most reliable test for this parasite infection is an extremely costly and potentially dangerous procedure requiring the collection of bone marrow from patients and microscopically searching for evidence of infection. Corixa has identified and patented a Leishmania antigen that is useful in determining whether patients are infected with the parasite. Corixa has licensed its Leishmania diagnostic technology to various diagnostic companies on a non-exclusive basis. The Company is currently negotiating with other diagnostic companies who have expressed interest in using the Company's patented technology. There can be no assurance, however, that such negotiations will lead to the establishment of any new corporate partnerships on terms favorable to the Company. See "Corporate Partnerships -- Diagnostic Products."

     Tick-Borne Diseases. There are multiple diseases, such as Lyme disease, caused by pathogens harbored by several tick species in North America. Recent scientific investigation has identified two tick-borne pathogens, Ehrlichia and Babesia microti, which can lead to Lyme disease-like infections and which can also cause death. No diagnostic tests currently exist for these pathogens. Corixa has identified multiple genes from these pathogens that the Company believes may form the basis of novel diagnostic products and has begun discussions with diagnostic companies that have expressed interest in this field.

  OTHER PRODUCTS IN DEVELOPMENT

     Adoptive Immunotherapy Products. Because T cells, particularly CTL, are generally believed to be essential for the generation of protective immunity against tumors, scientists and clinicians have for many years studied the potential of using CTL obtained from patients and grown outside the body (ex vivo) for use in treating patients with advanced cancer. CTL grown ex vivo have been shown to be effective in shrinking and/or eliminating tumors, both in animal models and in clinical trials. This therapeutic approach, called adoptive immunotherapy, has been limited by its dependence on the ability to grow sufficient numbers of tumor antigen reactive CTL or other T cell populations ex vivo for re-infusion into cancer patients. Corixa believes that several of its core technologies will be useful in the development of adoptive immunotherapy procedures for cancer treatment, and the Company has identified multiple tumor antigens that can be used to stimulate in vitro growth of tumor-reactive CTL. In addition, the Company's microsphere and adjuvant technologies have been demonstrated to enhance the in vitro generation and growth of tumor antigen reactive CTL. In November 1995, Corixa entered into a license and collaborative research agreement with CellPro which provides CellPro with exclusive access to Corixa's microsphere antigen delivery, adjuvant and antigen discovery technology for CellPro's use in the discovery and development of products for the adoptive immunotherapy of cancer, and CellPro's rights to such technology are exclusive even as to the Company with respect to adoptive T cell immunotherapy of cancer. See "Corporate Partnerships -- Other Products."

     Animal Health Products. The Company believes that certain of its vaccine and diagnostic products also may have applications in the detection of infection and treatment of disease in animals. One such disease is

Leishmaniasis, which can be carried by dogs. Europe is the primary market for these products. The Company is currently collaborating with Heska, a developer and marketer of companion animal diagnostics and therapeutic products, including vaccines for certain parasitological diseases, to develop both diagnostics and vaccines for the treatment of Leishmaniasis in dogs. Heska began commercial sales of diagnostic for canine leishmania in Italy in December 1997. The Company has also granted Heska a license to use LeIF in combination with other types of vaccines in the companion animal field. Corixa intends to explore further opportunities to out-license its technology for use in animal health markets. See "Corporate Partnerships -- Other Products."

     The Company's products are in an early stage of development and have not been demonstrated to be safe or effective. There can be no assurance that any of the Company's programs will move beyond their current stages of development. In addition, even if the Company is able to successfully complete its development efforts with respect to a particular product, there can be no assurance that regulatory approvals will be obtained or that any such product can be successfully manufactured and commercialized. See Item 7 of Part II "Factors Affecting Future Results -- Uncertainties Related to Technology and Product Development."

CORPORATE PARTNERSHIPS

     Corixa's strategy is to establish multiple corporate partnerships with pharmaceutical, biopharmaceutical and diagnostic companies that have the expertise and capability to develop, manufacture, obtain regulatory approval of and commercialize the Company's products. In such corporate partnerships, Corixa seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. The Company has focused initially on three areas of collaboration, including vaccine discovery programs, diagnostic technology and out-licensing its three proprietary core technologies for applications outside the Company's focus.

  VACCINES

     BREAST AND PROSTATE CANCER VACCINES

     SmithKline Beecham. In March 1997, the Company entered into breast and prostate cancer collaboration and license agreements and an option agreement with SmithKline Beecham. The Company granted SmithKline Beecham an exclusive worldwide license to develop, manufacture and sell vaccine products resulting from this corporate partnership. The Company also granted SmithKline Beecham an option to license certain other related technology for use in these cancer vaccines. Under the collaboration and license agreements, SmithKline Beecham agreed to provide annual research funding to support the Company's current program to discover breast and prostate cancer antigens. To the extent breast or prostate cancer antigens are discovered and selected for further development, the Company is entitled to receive future payments upon the achievement of certain development-related milestones relating to drug development and regulatory progress, as well as royalty payments on any product sales. SmithKline Beecham may elect to extend the research program beyond its initial two-year term based upon mutually agreed terms. In the event SmithKline Beecham elects to extend the research program, payments by SmithKline Beecham under the collaboration and license agreements for such extension, research funding and achievement of contractual milestones may total up to $46.0 million, which amounts are payable over time based on extension of the research program and achievement of contractual milestones. SmithKline Beecham may terminate either or both of the breast and prostate cancer programs in the event the Company does not meet certain scientific milestones after the second anniversary of the effective date of the respective agreements.

     Under the option agreement, SmithKline Beecham paid certain consideration in exchange for exclusive options to license two of Corixa's early-stage antigen discovery programs in two undisclosed cancer targets. In the event such options are exercised, then at SmithKline Beecham's election, such consideration will either be credited against future milestone payments or converted into Common Stock of Corixa provided that the aggregate market value of Corixa's outstanding shares exceeds a certain threshold. If SmithKline Beecham elects to exercise both such options and convert such consideration into Common Stock, the number of such shares that the Company is obligated to issue, if any, will be dependent upon the then current fair market value of such Common Stock. As of March 2, 1998, the Company's aggregate market value was below such threshold, therefore SmithKline Beecham would be unable to convert the consideration attributable to such option into Common Stock.

     In January 1998, SmithKline Beecham elected to extend the option to pursue one of the two undisclosed cancer targets. If this foregoing option is not exercised by September 1, 1999, the Company will be required to refund the consideration attributable to such option over a three-year period beginning March 2000. If the option to pursue the other undisclosed cancer target is not exercised or extended before September 1, 1998 or if extended, is not exercised by September 1, 1999, the Company will also be required to refund the consideration attributable to such option according to the same repayment schedule. See Note 8 of Notes to Financial Statements.

     TUBERCULOSIS VACCINES

     SmithKline Beecham. In October 1995, the Company entered into an option and collaborative research agreement with SmithKline Beecham. Under the option and collaborative research agreement, the Company granted SmithKline Beecham an option to receive an exclusive worldwide license to the Company's vaccine antigens discovered under Corixa's Mtb antigen discovery program. If SmithKline Beecham exercises its option, it will receive an exclusive worldwide license to use any or all such antigens, provided that such rights shall be co-exclusive with Corixa in Japan. SmithKline Beecham paid an up-front technology access fee and agreed to provide annual research funding to support the Company's program to discover Mtb antigens. In addition, if SmithKline Beecham exercises its option, the Company is entitled to receive an option exercise fee and future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on any product sales. Under the option and collaborative research agreement, payments by SmithKline Beecham to Corixa for research funding, the option exercise fee and achievement of contractual milestones may total up to approximately $19.3 million, which amounts are payable over time based on extension of the research program and achievement of contractual milestones. In February 1997, the Company and SmithKline Beecham agreed to renew the Mtb research program through May 1998, and extended SmithKline Beecham's option to license Mtb antigens through August 1998.

  ADJUVANTS

     Pasteur Merieux Connaught. In December 1996, the Company entered into an option and license agreement with PMC whereby the Company granted PMC an option to license its novel adjuvant LeIF for exclusive use in influenza and respiratory syncytial virus and non-exclusive use in HIV, Tb and malaria. Under the option and license agreement, PMC paid an up-front option fee and, in the event and to the extent PMC exercises its option, PMC has agreed to pay exercise fees for each disease indication. In addition, in the event PMC exercises its option for one or more disease fields, the Company is entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on any product sales and annual research funding to support the Company's preclinical development efforts related to LeIF. In December 1997, the Company and PMC agreed to extend PMC's option, and as a result such option will terminate in the event PMC has not exercised its right in at least one disease field before June 30, 1998.

  DIAGNOSTICS

     The Company has entered into and intends to continue to pursue corporate partnerships in the fields of cancer and infectious disease diagnostics to complement its therapeutic research efforts and to expand its scientific platform. The Company has established corporate partnerships for the development of diagnostics for infectious diseases with Abbott, DiaMed, Trinity Biotech (formerly Centocor, U.K.) and other small diagnostic companies. Under these arrangements, the Company generally grants a non-exclusive license to Corixa's antigens for use in specified infectious disease indications in exchange for the respective corporate partner's agreement to make certain payments upon achievement of development milestones, a commitment to purchase a minimum number of reagents and an agreement to pay royalties on any product sales. In addition, the Company has collaborated exclusively with GenQuest, Inc. ("GenQuest") for the development of diagnostics for cancer. See "Relationship with GenQuest, Inc."

  OTHER PRODUCTS

     ADOPTIVE IMMUNOTHERAPY PRODUCTS

     CellPro. Effective as of November 1995, the Company entered into a license and collaborative research agreement with CellPro. Under the license and collaborative research agreement, the Company granted CellPro an exclusive worldwide license to Corixa's proprietary vaccine technologies -- microsphere antigen delivery, the LeIF adjuvant and novel cancer antigens -- in the field of adoptive immunotherapy of cancer, and CellPro's rights to such technology are exclusive even as to the Company with respect to adoptive T cell immunotherapy of cancer. As consideration for the license, CellPro paid the Company up-front license fees and agreed to make future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on any product sales. In addition, the Company is entitled to receive annual research funding to support the corporate partnership's scientific objectives. CellPro may terminate funding for the adoptive immunotherapy research program in the event the Company fails to perform certain obligations under such research program. Effective January 1997, the Company and CellPro amended the license and collaborative research agreement to provide for a co-exclusive license to dendritic cell vaccines incorporating the Company's cancer vaccine technology and a sharing of any license fees or royalty payments arising under the co-exclusive license.

     ANIMAL HEALTH PRODUCTS

     Heska. In March 1996, the Company entered into a license and research agreement with Heska. Under the license and research agreement, the Company granted Heska an exclusive worldwide license to Corixa's LeIF adjuvant for use in certain of Heska's vaccines and for use as a stand-alone vaccine against canine leishmaniasis. In addition, the Company granted Heska a license to its diagnostic antigen, K39, for use in detecting canine leishmaniasis. The license is exclusive worldwide, except that it is non-exclusive in Central and South America. Heska paid an up-front license fee and agreed to make future payments upon the achievement of certain development milestones, as well as royalty payments on any product sales. In December 1996, Heska made a payment to the Company based on achievement of a development milestone for the Company's K39 diagnostic product. In December 1997, Heska began commercial sales of the canine leishmania diagnostic in Italy and paid a corresponding milestone payment to Corixa.

     The Company's corporate partnership agreements generally provide recourse for the Company with respect to its existing product and technology rights in the event of an uncured material breach of such an agreement by a corporate partner. In such event, Corixa generally may elect to terminate the licenses granted to such corporate partner under such agreement. However, because Corixa's strategy for the discovery, research, development, clinical testing and commercialization of its products is to enter into multiple corporate partnerships, the success of the Company is substantially dependent on its ability to enter into and maintain such arrangements on terms favorable to the Company, its ability to successfully manage current or future corporate partnerships, if any, and the ability of its corporate partners to perform their respective obligations under such arrangements. There can be no assurance that the Company will be able to negotiate any additional corporate partnerships on favorable terms, or at all, that its current corporate partnerships will be successful or that its corporate partners will perform their obligations under such arrangements in a timely manner or at all, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7 of Part II "-- Factors Affecting Future Results -- Dependence on and Management of Existing and Future Corporate Partnerships."

CERTAIN BUSINESS RELATIONSHIPS

  RELATIONSHIP WITH GENQUEST, INC.

     Corixa is a principal stockholder in, and has received licenses in the field of cancer vaccines from GenQuest, a privately-held company formed in 1995, to exploit functional genomics technology developed by Dr. Paul Fisher and Columbia University. GenQuest is engaged in discovery of new genes related to the transformation of normal cells into cancer cells and research of novel genes that are uniquely expressed by cancer cells. The Company believes that its relationship with GenQuest will lead to the identification of additional genes uniquely expressed by cancer cells that are useful in the Company's research programs.

     Genomics refers to the organization, structure and regulation of genes. Recent advances in genomics technology have allowed the isolation of genes that are associated with specific diseases. Expression of these genes may pre-dispose individuals to develop certain diseases or may be responsible for initiating the disease process. Development of techniques useful in determining gene structure has led to an increased focus on determining a specific gene's function, known as "functional genomics." Functional genomics refers to a set of gene discovery techniques that allow identification of function at the time a specific gene is discovered. GenQuest's technology includes three major discovery approaches: (i) rapid expression cloning systems that identify genes that are only expressed when normal cells become malignant cells; (ii) surface epitope masking that identifies genes that are uniquely expressed on the surface of cancer cells; and
(iii) differentiation induction and subtractive hybridization -- a technique that identifies genes that are expressed when cancer cells are forced to revert to normal cells. The Company has rights to these and other technologies for the purpose of discovering additional cancer vaccine antigens.

     In December 1996, the Company and GenQuest entered into a series of collaborative agreements amending the original license and research collaboration agreement entered into in February 1996. Under the amended license and collaboration agreement, GenQuest agreed to provide an aggregate of $5.7 million in research funding over a three-year period to support the Company's program to discover cancer genes, related antigens and cancer-related gene products. The Company granted GenQuest an exclusive worldwide license to certain of Corixa's existing non-vaccine technology and technology developed by Corixa under the joint research program in the field of cancer diagnostics and non-vaccine cancer therapeutics. GenQuest granted Corixa an exclusive worldwide license to GenQuest's existing technology and technology developed under the joint research program in the field of cancer vaccines and ex vivo cell therapy of cancer. Both the Company and GenQuest agreed to pay royalties on any sales of products incorporating licensed technology, except that with respect to genes and gene products developed by GenQuest during the funded research program, GenQuest is not obligated to pay any royalties to the Company. In addition, the Company has agreed to assume remaining royalty obligations of GenQuest to its licensor on products incorporating the licensed technology. Under the license agreement, there are limitations on the Company's ability to enter into certain relationships outside its core business of vaccine technologies. However, the Company does not believe such limitations are material. See Note 9 of Notes to Financial Statements.

     The Company, GenQuest and certain stockholders of GenQuest have also entered into a call option agreement (the "Call Option Agreement") under which the Company has the right to purchase a significant majority of the outstanding shares of GenQuest's capital stock in exchange for shares of the Company's Common Stock at a purchase price determined in accordance with the formula specified in the Call Option Agreement. The right becomes effective on the earlier of (i) June 23, 1998, (ii) the completion of a 30-day trading period following the Company's initial public offering during which the average closing sale price of a share of the Company's Common Stock is at least $19.80, or (iii) a merger of Corixa with another entity or a sale of substantially all of Corixa's assets. Corixa's right to purchase the shares of GenQuest capital stock terminates on the earlier of (i) January 23, 2000, (ii) the date that the Company notifies GenQuest that it will not exercise its right, (iii) the closing of the initial public offering of GenQuest, (iv) ten days following the termination of the amended license agreement, or (v) ten days following a merger of, a sale of assets by, or a change in control of Corixa. The number of shares of Common Stock that Corixa is required to issue in order to exercise the right is variable as the formula specified in the Call Option Agreement takes into account the then-current fair market value of the Common Stock and the capitalization of GenQuest as well as the date of exercise. Under this formula, the value allocated to a share of Common Stock for the purpose of determining the number of shares issuable upon exercise of this right is equal to the greater of (i) the sum of $9.90 plus the quotient obtained by dividing the difference between (a) the average closing sale price of a share of Common Stock during the 30 trading days immediately prior to such exercise and (b) $9.90 by 2, and (ii) the product of the average closing sale price of a share of Common Stock during the 30 trading days immediately prior to such exercise multiplied by 0.7. The value allocated to the shares of the capital stock of GenQuest for the purpose of determining the purchase price of such capital stock increases ratably on a monthly basis, up to a maximum allocated price per share, based on the length of time the right remains outstanding. The purchase price initially allocated to the GenQuest Series B preferred stock is $1.00 per share and increases by approximately $0.04 per month until the right is exercised, up to a maximum of $2.00 per share. The purchase price allocated to the GenQuest Series A preferred stock and common stock is equal to 66 2/3% of the purchase price of the GenQuest Series B preferred stock. For example, if the Company were to exercise such right on June 23, 1998, assuming the then-current fair market value of the Common Stock is $8.25 per share and assuming no changes to GenQuest's capitalization in the interim, the Company would be obligated to issue an aggregate of approximately 3,991,088 shares of Common Stock in exchange for such significant majority shares of GenQuest's capital stock, which amount would represent beneficial ownership of approximately 25% of the Common Stock of the Company (based upon 11,774,214 shares of Common Stock to be outstanding as of March 2, 1998). Because the actual number of shares of Common Stock that the Company is obligated to issue upon exercise of the right is dependent upon the variables described above, the number of shares of Common Stock that Corixa would be obligated to issue and the resulting dilution to existing stockholders of Corixa may be substantially greater or less than that set forth in the example above. As of the date hereof, Corixa has not made a decision as to whether it will exercise this right. The Call Option Agreement does not obligate the Company to purchase any shares of GenQuest, nor does it preclude the Company from purchasing shares of GenQuest or the assets of GenQuest at a price different from that set forth in the Call Option Agreement. Additionally, in connection with the relationship between Corixa and GenQuest, Corixa issued warrants to purchase up to 454,533 shares in the aggregate of Corixa's Series B Preferred Stock at an exercise price of $9.90 per share none of which have been exercised as of March 2, 1998. The holders of such warrants or their transferees (subject to certain conditions) are entitled to certain rights with respect to the registration of the shares of Common Stock issuable upon exercise of such warrants. See Note 9 of Notes to Financial Statements.

  RELATIONSHIP WITH INFECTIOUS DISEASE RESEARCH INSTITUTE

     In September 1994, the Company entered into a research services and intellectual property agreement with Infectious Disease Research Institute, a not-for-profit, grant-funded private research institute ("IDRI"). Under this agreement, as amended and restated effective January 1997, the Company has agreed to provide IDRI with research funding and certain administrative and facilities support, including use of the Company's research laboratory space. IDRI pays a services fee for the administrative and facilities support provided by the Company. The Company's funded research performed by IDRI is in the area of infectious disease. Under the agreement, IDRI is obligated to disclose to the Company all significant developments relating to information or inventions discovered at IDRI, and the Company will own, on a royalty-free basis, all of IDRI's interest in inventions and patent rights arising out of IDRI's research during the term of the agreement (other than inventions and patent rights arising out of research that is or in the future may be funded by certain governmental or not-for-profit organizations). With respect to such rights arising out of research funded by governmental and not-for-profit organizations, the Company has been granted a royalty-bearing, worldwide, perpetual license, exclusive except as to rights held by such governmental or not-for-profit organizations.

     IDRI is independent of the Company, and the Company does not have the right to control or direct IDRI's activities. A majority of the members of IDRI's board of directors are not affiliated with the Company. However, the Company's Chief Scientific Officer is co-founder and a member of the board of directors of IDRI. The Company's Chief Operating Officer is also a member of the board of directors of IDRI and the Company's Vice President, Chief Financial Officer is treasurer of IDRI.

     The research services and intellectual property agreement terminates on December 31, 1999, subject to renewal for one or more three year terms at the option of the Company. If IDRI terminates the agreement as a result of the Company's failure to make required payments, the Company would be obligated to pay royalties on any product sales.

CERTAIN LICENSE AGREEMENTS

     The Company seeks to obtain technologies that complement and expand its existing technology base. Where consistent with its strategy, the Company has licensed and intends to continue to license product and marketing rights from selected research and academic institutions in order to capitalize on the capabilities and technology bases of these entities. Under these license agreements, the Company generally seeks to obtain unrestricted sublicense rights consistent with its partner-driven strategy. The Company is generally obligated under these agreements to diligently pursue product development, make development milestone payments and pay royalties on any product sales.

     AGREEMENTS WITH SOUTHERN RESEARCH INSTITUTE

     In May 1996, the Company entered into a license agreement with SRI. Under the license agreement, SRI granted the Company an exclusive, worldwide, sublicensable license (subject to the rights of certain United States governmental agencies and a grant-back to SRI for non-commercial research purposes) to certain polymer microsphere technology for use in the fields of cancer and infectious disease, to the extent a product incorporates an antigen, cytokine or adjuvant owned or controlled by Corixa. In addition, SRI granted the Company options to exclusive, worldwide, sublicensable licenses in certain autoimmune and viral disease fields. The Company paid up-front license fees upon execution of the license agreement. The Company is also obligated to make future payments upon the achievement of certain development milestones, as well as royalty payments on any product sales, subject to an annual minimum royalty. In addition, the Company issued SRI 15,151 shares of Common Stock upon execution of the license agreement and a warrant exercisable for 7,575 shares for each grant of sublicense rights to a third party, up to a maximum of 37,875 shares, and 7,575 shares for initiation of each Phase III clinical trial, up to a maximum of 37,875 shares. In April 1997, the parties amended the license agreement to extend the Company's license in the field of cancer to include products that incorporate third-party antigens or cytokines. The Company is obligated to share revenues from such third-party sublicense agreements with SRI. The Company issued SRI 4,545 shares of Common Stock upon the first anniversary of the effective date of the license agreement. SRI may terminate the license agreement in the event the Company fails to perform certain obligations under such agreement.

     Additionally, in January 1995, the Company entered into a research agreement with SRI. Under the research agreement, the Company agreed to fund certain research at SRI directed at the incorporation of the Company's proprietary antigens and/or adjuvants with SRI's microsphere technology. Rights to any related discoveries made or obtained during the funded research are subject to the license agreement between SRI and Corixa. The Company was obligated to provide funding to SRI under the research agreement through 1997. Effective January 1998, the Company and SRI entered into an agreement to extend this research agreement and the company's related funding obligations to December 31, 1998.

     AGREEMENT WITH DANA-FARBER CANCER INSTITUTE

     In January 1995, Corixa entered into a licensing agreement with Dana-Farber. Under the licensing agreement, Dana-Farber granted the Company an exclusive, worldwide, sublicensable license (subject to the rights of certain United States governmental agencies and a grant-back to Dana-Farber for non-commercial research purposes) to certain microsphere technology related to the induction of a CTL response for use in all fields. The Company paid up-front license fees upon execution of the licensing agreement. The Company is also obligated to make future payments upon the achievement of certain development milestones, as well as royalty payments on any product sales, subject to an annual minimum royalty. In addition, the Company issued Dana-Farber 15,151 shares of Common Stock upon execution of the licensing agreement and agreed to issue an additional 15,151 shares of Common Stock upon issuance of the first patent containing claims covering the licensed technology. The Company must continue to meet certain research-based obligations in order to retain their rights under the licensing agreement. Dana-Farber may terminate the licensing agreement in the event the Company does not make required royalty payments or fails to perform certain obligations under such agreement.

     OTHER LICENSE AGREEMENTS

     Additionally, the Company is a party to certain other option or license agreements useful in vaccine formulation and delivery with academic institutions, including an exclusive license agreement with the University of Washington for the use of Her-2/neu technology in all fields. The Company is also a party to option or license agreements useful in its antigen discovery program, including agreements with (i) Washington University in St. Louis, Missouri for the use of mammaglobin, a breast cancer-related protein and genes for prophylactic and therapeutic treatment of adenocarcinoma, (ii) Health Research, Inc. for the use of a proprietary mouse model for all cancer fields,
(iii) Mayo Foundation for Medical Education and Research for use of tick-borne disease antigens, (iv) M.D. Anderson Cancer Research Center for certain Her-2/neu peptides and (v) University of Pittsburgh for Muc-1 peptide vaccine for use in the diagnosis and therapy of cancer. Certain of these agreements require the Company or other parties to meet certain performance obligations in order to retain their rights under such agreements or require the Company to make certain payments in order to obtain or maintain rights to the subject technology.

CORIXA'S VACCINE ANTIGEN DISCOVERY METHODOLOGIES

     Tumor Tissue Procurement and SCID Mouse Tumor Propagation. Corixa has developed a variety of unique and proprietary resources that provide the Company with sufficient tumor tissue to enable it to conduct the types of immunological and molecular biological research it believes are necessary for antigen discovery. Many scientific organizations, universities and pharmaceutical and biotechnology companies are actively pursuing the identification of gene products that are uniquely expressed in tumor tissue. Such gene products can form the basis not only of vaccines, but also diagnostic and therapeutic product development. Access to large amounts of tumor tissue is therefore one of the keys to success in this area of research. Although many people in the United States suffer from cancer, large quantities of tumor tissue are not readily available due to increasing early detection. In order to gain access to sufficient tumor tissue, the Company uses (i) agreements with multiple clinical and academic centers in the United States and South America for provision of tumor tissue, sera and lymphocytes obtained from cancer patients; and (ii) a proprietary system for growing tumors of multiple types from primary biopsy specimens in mice that are genetically pre-disposed to lack an immune system (severe combined immune deficient ("SCID") mice). SCID mice lack an immune response and therefore are incapable of rejecting transplanted human tumor tissues. Tumors can be transplanted and grown in multiple numbers of SCID mice, thereby providing a stable source of tumor tissue for use in antigen discovery. In addition, small numbers of lymphocytes present in primary biopsy specimens continue to grow within SCID mice transplanted with biopsy tumors, serving as a reservoir for generation of tumor reactive T cell lines and clones as well as antibody-producing B cells.

     Differential Expression. Corixa has used differential expression techniques to identify hundreds of gene sequences that are uniquely expressed or over-expressed by tumors. This approach allows investigators to compare genes that are expressed in different cell types simultaneously. In tumor antigen discovery, cells are obtained from both tumor and normal tissue from individual cancer patients. Messenger RNA (genetic information from genes that are expressed) is prepared from both cell types and converted into DNA (called "cDNA"). Patterns of cDNA expression from tumor and normal cells are then compared, leading to identification of cDNA(s) that are either uniquely expressed or dramatically over-expressed in tumor cells. The sequence of nucleic acids (the individual component molecules of DNA) in such cDNA(s) can be determined and that information used to isolate genes from such cDNA. The protein products of such genes then can be tested in laboratory experiments to determine whether they can function as stimulators of immune responses in cancer patients. Positive results from such studies indicate that such proteins are good candidates for inclusion in tumor vaccines.

     cDNA Subtraction. Corixa has used cDNA subtraction to identify genes that are uniquely expressed or over-expressed by different tumor types. cDNA subtraction is another molecular biology technique that allows investigators to identify genes that are expressed in one type of tissue and not expressed in another type of tissue. The technique takes advantage of the ability of single strands of cDNA from identical or closely related genes to bind to each other and form a complex. In tumor antigen discovery, cDNA(s) (representing populations of expressed genes) obtained from normal tissue are mixed with cDNA populations harvested from tumor tissue. cDNAs from genes that are shared between both tissues form complexes and can be eliminated from further analysis. Remaining cDNA(s) representing genes expressed only in tumor tissue or only in normal tissue then can be separated and further analyzed. The goal of such experimentation is to identify those genes that are expressed only in tumor cells. The protein products of such genes then can be tested in laboratory experiments to determine whether they can function as stimulators of immune responses in cancer patients. Positive results from such studies indicate that such proteins are good candidates for inclusion in tumor vaccines.

     Expression Cloning. Corixa also uses expression cloning methods to identify potential tumor antigens for incorporation into candidate tumor vaccines. The Company has developed a number of proprietary improvements in expression cloning technology. This mode of experimentation requires use of either antibodies or immune T cells harvested from cancer or infectious disease patients. In antibody-mediated expression cloning, genes from pathogenic organisms or tumors are transferred into clones of bacteria in a system that will promote expression of all transferred genes into corresponding proteins. Because of the bacteria's rapid growth rate and capacity for protein production, pathogen or tumor proteins are produced in significant quantity together with bacterial proteins. These proteins are screened for their ability to react with antibody from either pathogen-infected or cancer patients. The development of a positive protein-antibody reaction indicates that the gene that encodes the antigen is present in a single bacterial clone. Because CTL and T-helper cells are felt to be extremely important in mounting an effective immune response against tumors, tumor antigen expression cloning studies focus on the use of CTL and T-helper cells for discovery of antigens by direct expression cloning. The Company has developed multiple tumor reactive CTL and T-helper cell lines and clones for such experimentation.

     Pathogen Protein Purification. Corixa uses protein purification techniques to obtain candidate antigens from specific pathogens. Proteins are prepared from a given pathogenic organism and separated based on their physical characteristics such as size, electric charge and shape. Individual proteins are then tested for their ability to stimulate appropriate T-helper lymphocyte responses in vitro. Lymphocytes used in this screening process are obtained from individuals who are infected with the pathogen but lack evidence of disease (i.e., immune patients). Proteins that trigger helper T cell responses are then purified to homogeneity and their precise amino acid sequence is determined. The amino acid sequence information is then used to isolate the gene that encodes the particular protein.

     Antigenic Peptide Stripping. Most cells in the human body express MHC proteins on their surface. The same MHC proteins are expressed on the surface of all tissue cells within a given individual. One function of MHC proteins is to attract and bind small peptide antigens. The complex between such peptides and MHC proteins serves as a site of immunologic recognition by T cells. Many different types of tumor cells also express MHC proteins. Corixa uses a combination of biochemical techniques to purify MHC proteins and remove antigenic peptides from the region of the MHC protein where they are bound. Such peptides can then be purified using sophisticated peptide separation techniques, and the purified peptides can then be sequenced using mass spectroscopy. Comparison of such sequences with sequences of proteins from normal cells can lead to the identification of proteins or peptides that are produced only by tumor cells. The same sequence information can then be used to isolate the gene that encodes this putative "tumor antigen."

     Immunological Characterization of Candidate Vaccine Antigens. The Company's discovery techniques result in the cloning and characterization of multiple genes for possible inclusion in tumor vaccines. A key component of Corixa's antigen discovery technology is the ability to determine which of these gene products can function as potent antigens for generating anti-tumor immune responses. Once candidate antigen genes are identified, Corixa systematically determines: (i) expression of the gene product by multiple tumors from different individuals; (ii) expression of the gene product by primary as well as metastatic tumor tissue; (iii) absence of expression of the gene product in normal tissue; (iv) ability of the candidate tumor antigen to generate in vitro immune responses from T cell populations harvested from tumor and normal patients;

(v) ability of the candidate tumor antigen to generate immune responses in specially designed tumor models; and (vi) ability of T cells stimulated by such antigens to mediate tumor regression in specially designed tumor models. By such systematic evaluation of candidate antigens, Corixa is able to determine and select which antigens are appropriate for microsphere formulation and vaccine development.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent and other proprietary protection for the Company's vaccine and diagnostic products, antigens and adjuvants, defend patents once obtained, preserve its trade secrets and operate without infringing the patents and proprietary rights of third parties both in the United States and in foreign countries. Where appropriate, the Company intends to seek patent protection for its vaccine, discovery, screening, diagnostic and other proprietary technologies by filing patent applications in the United States and certain other countries. As of December 31, 1997, the Company owned or had licensed 11 issued United States patents that expire at various times between December 2008 and October 2014, 72 corresponding issued foreign patents, 94 pending United States patent applications, as well as 17 corresponding international filings under the Patent Cooperation Treaty and 176 pending foreign national patent applications. The Company also holds an option to exclusively license cancer vaccine antigens discovered by GenQuest through December 2001.

     While the Company believes its patents and patent applications provide a competitive advantage in its efforts to discover, develop and commercialize useful vaccine and diagnostic products, antigens and adjuvants, the patent positions of pharmaceutical and biopharmaceutical companies, including those of the Company, are highly uncertain and involve complex legal and factual questions for which important legal principles are unresolved. There can be no assurance that the Company, its corporate partners or its licensors have or will develop or obtain rights to products or processes that are patentable, that patents will issue from any of the pending applications owned or licensed by the Company or its corporate partners, that any claims allowed will issue, or in the event of issuance, will be sufficient to protect the technology owned by or licensed to the Company or its corporate partners. The Company has licensed certain patent applications from SRI related to the Company's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. There can be no assurance that SRI will prevail in this opposition proceeding or that any patents will issue in Europe related to such technology. There can also be no assurance that the Company's or its corporate partners' current patents, or patents that issue on pending applications, will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Corixa. Patent applications in the United States are maintained in secrecy until patents issue, patent applications in certain foreign countries are not generally published until many months or years after they are filed, and publication of technological developments in the scientific and patent literature often occur long after the date of such developments. Accordingly, the Company cannot be certain that it or one of its corporate partners was the first to invent the subject matter covered by any patent application or that it or one of its corporate partners was the first to file a patent application for any such invention.

     The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of third parties, and there can be no assurance that the Company's and its corporate partners' technologies do not or will not infringe the patents or proprietary rights of others. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to the Company or its corporate partners. In addition, the Company is unable to determine the patents or patent applications that may materially affect the Company's or its corporate partners' ability to make, use or sell any products. The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to the Company or its corporate partners and limit the ability of the Company or its corporate partners to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, the Company or its corporate partners may be enjoined from pursuing research, development or commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company or its corporate partners will not be so enjoined or will be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or will be able to obtain or develop alternative technologies. If the Company or any of its corporate partners is enjoined from pursuing its research, development or commercialization activities or if any such license is not obtained, or alternative technologies are not obtained or developed, the Company or such corporate partner may be delayed or prevented from commercializing its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Litigation may also be necessary to enforce patents issued or licensed to the Company or its corporate partners or to determine the scope or validity of a third party's proprietary rights. Corixa could incur substantial costs if litigation is required to defend itself in patent suits brought by third parties, if Corixa participates in patent suits brought against or initiated by its corporate partners or if Corixa initiates such suits, and there can be no assurance that funds or resources would be available to the Company in the event of any such litigation. Additionally, there can be no assurance that the Company or its corporate partners would prevail in any such action. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities, require disputed rights to be licensed from other parties or require the Company or its corporate partners to cease using certain technology, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

     Corixa also relies on trade secrets and proprietary know-how, especially in circumstances where patent protection is not believed to be appropriate or obtainable. The Company's policy is to require each of its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of such relationship will be kept confidential and not disclosed to third parties except in specified circumstances. These agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is a party to various license agreements that give it rights to use certain technologies in its research, development and commercialization activities. Disputes may arise as to the inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by the Company and its corporate partners, licensors, scientific collaborators and consultants. There can be no assurance that the Company will be able to maintain its proprietary position or that third parties will not circumvent any proprietary protection the Company does have. The failure of the Company to maintain exclusive or other rights to such technologies could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7 of Part II "Factors Affecting Future Results -- Dependence on Proprietary Technology and Uncertainty of Patent Protection."

GOVERNMENT REGULATION

     Regulation by governmental entities in the United States and other countries will be a significant factor in the development, production and marketing of any products developed by the Company or its corporate partners. Pharmaceutical products and medical devices are subject to rigorous regulation by the FDA in the United States and similar health authorities in foreign countries under laws and regulations that govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, export and promotion, marketing and distribution of such products. Product development and approval within this regulatory framework is uncertain, can take a number of years and requires the expenditure of substantial resources. Any failure to obtain regulatory approval, or any delay in obtaining such approvals, could adversely affect the marketing of products under development by the Company or its corporate partners, the Company's ability to receive product or royalty revenues, and its liquidity and capital resources. The nature and extent of the governmental premarket review process for the Company's products will vary, depending on the regulatory categorization of particular products. The Company believes that its vaccine and related pharmaceutical products will be regulated as biologics by the FDA and comparable regulatory bodies in other countries. The necessary steps before a new biological product may be marketed in the United States ordinarily include: (i) preclinical laboratory tests and in vivo preclinical studies; (ii) the submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical trials may commence; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (iv) the submission to the FDA of a product license application and establishment license application ("PLA/ELA"); and (v) FDA review and approval of the PLA/ELA prior to any commercial sale or shipment of the product. Recently, the FDA has eliminated the separate ELA requirement for certain categories of biotechnology products and has indicated that it intends to adopt regulations permitting the premarket review of all biologics under a single biologics license application. However, it is impossible predict when this new procedure will become effective or its impact upon the regulatory review of the Company's biological products.

     Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before the commencement of clinical trials. The IND will automatically become effective 30 days after receipt by the FDA unless the FDA indicates prior to the end of such 30-day period that the proposed protocol raises concerns that must be resolved to the satisfaction of the FDA before the trials may proceed as outlined in the IND. In such case, there can be no assurance that such resolution will be achieved in a timely fashion, if at all. In addition, the FDA may impose a clinical hold on an ongoing clinical trial, if, for example, safety concerns are presented, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency.

     Clinical trials involve the administration of the product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with good clinical practices under protocols that detail the objectives of the trial, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board ("IRB") at the institutions at which the trial will be conducted. The IRB will consider, among other things, ethical factors and the safety of human subjects. The IRB may require changes in a protocol, and there can be no assurance that the submission of an IND will enable a study to be initiated or completed.

     Clinical trials generally are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects or patients, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimum dosage and
(iii) further identify possible adverse reactions and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies, within a broader patient population, generally at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific period of time, if at all, with respect to any of the Company's products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

     The results of pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a PLA/ELA for approval of the manufacture, marketing and commercial shipment of the biological product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny the PLA/ELA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarket testing and surveillance to monitor the safety or efficacy of the product.

     Any diagnostic products developed by the Company or its corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness: Class I (general controls -- e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP")), Class II (general controls and special controls -- e.g., performance standards and postmarket surveillance) and Class III (premarket approval).

     Before a new device can be introduced into the market, its manufacturer generally must obtain marketing clearance through either a premarket clearance under Section 510(k) of the federal Food, Drug and Cosmetic Act ("510(k)") or approval of a premarket approval application ("PMA"). Because the Company believes that any diagnostic device developed by it or its corporate partners would be classified as a Class III device, such product would be subject to the PMA approval requirement. A 510(k) clearance typically will be granted if a company establishes that its device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of PMAs. A 510(k) clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical studies. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the PMA process. An FDA determination of "not substantially equivalent," a request for additional information, or the requirement of PMA approval could delay marketed introduction of products that fall into this category. Furthermore, for any devices cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

     If a device does not qualify for the premarket notification procedure, a company must file a PMA. The PMA requires more extensive pre-filing testing than required for a 510(k) premarket notification and usually involves a significantly longer review process. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate that safety and efficacy of the device. If clinical trials are required, and the device presents a "significant risk," an investigation device exemption ("IDE") application must be filed with the FDA and become effective prior to the commencement of clinical trials. If the device presents a "nonsignificant risk" to trial subjects, clinical trials may begin on the basis of appropriate IRB approval. Clinical investigation of medical devices may involve risks similar to those involved in the clinical investigation of pharmaceutical products.

     The PMA application must contain the results of clinical trials and nonclinical tests, a complete description of the device, and a detailed description of the methods, facilities and controls used to manufacture the device. The PMA review and approval process can be expensive, uncertain and lengthy, and there can be no assurance that any approval will be granted on a timely basis, if at all. A PMA application may be denied if applicable regulatory criteria are not satisfied, and the FDA may impose certain conditions upon the applicant, such as postmarket testing and surveillance.

     Regulatory approval, if granted for any biopharmaceutical or medical device product, may entail limitations on the indicated uses for which it may be marketed, and product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including record keeping requirements and reporting of adverse experiences associated with product use. The Company and its corporate partners will be required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. The FDA has recently issued significant revisions to its medical device GMP regulations, and future changes in regulatory regulations could have a material adverse effect on the Company's business, financial condition and results of operations. Manufacturing facilities in the United States are subject to periodic inspection by the FDA Failure to comply with GMP and other applicable regulatory requirements may result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to review pending marketing approval applications, withdrawal of marketing approvals and criminal prosecution.

     For clinical investigation and marketing of products outside the United States, the Company and its corporate partners may be subject to regulation by regulatory authorities in other countries. The requirements governing the conduct of clinical trials, marketing authorization and pricing and reimbursement vary widely from country to country. The regulatory approval process in other countries entails risks similar to those associated with FDA approval.

     The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for using, handling, storing and disposing of such materials comply with the standard prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company's use of these materials could be curtailed by state or federal authorities, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company. See Item 7 of Part II "Factors Affecting Future Results -- Government Regulation."

COMPETITION

     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with products the Company is seeking to develop. Many companies are also developing alternative therapies to treat cancer and infectious disease and, in this regard, are competitive with the Company. Many of the entities developing and marketing such competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than Corixa. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to the Company's programs. The Company's ability to compete effectively will depend on its ability to advance its core technologies, license additional technology, maintain a proprietary position in its technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate partnerships that enable the Company and its corporate partners to develop effective products that can be manufactured cost-effectively and marketed successfully. The Company expects that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. There can be no assurance that competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company or that such products will not render the Company's products obsolete. See Item 7 of Part II "Factors Affecting Future Results -- Intense Competition."

EMPLOYEES

     As of December 31, 1997, the Company employed 104 personnel, including 87 in research and development (41 in antigen discovery, 25 in immunology, 13 in vaccine research and 8 in research and development support) and 17 in administration. Each of the Company's employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and considers its employee relations to be good.

ITEM 2. PROPERTIES

     Corixa maintains its headquarters in Seattle, Washington where it leases approximately 35,416 square feet of laboratory, discovery, research and development, manufacturing and general administration space. As of December 31, 1997 the Company's monthly rent for this space, including amortization of tenant improvements, was approximately $129,000. The lease for this facility expires in January 2005, with an option to renew the lease for two additional periods of five years each. The Company believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed. The Company is currently in the process of building out additional contiguous laboratory and office space which will add approximately 21,000 square feet by year-end 1998.

ITEM 3. LEGAL PROCEEDINGS

     As of the date hereof, the Company is not a party to any material pending legal proceedings. No such proceedings were terminated during the fourth quarter of the 1997 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     In connection with its initial public offering of Common Stock (the "Offering") in 1997, the Company filed a Registration Statement on Form S-1, SEC File No. 333-32147, which was declared effective by the Commission on October 2, 1997.

     The Company incurred the following expenses in connection with the Offering during the quarter ended December 31, 1997.

                Underwriting discounts and commissions.........  $3,139,500
                Other expenses.................................     932,404
                                                                 ----------
                Total Expenses.................................  $4,071,904
                                                                 ==========

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $40,778,100. The Company is using these proceeds for research and development expenses, working capital and general corporate purposes.

     Corixa's Common Stock trades under the symbol "CRXA" on the Nasdaq National Market. As of March 2, 1998, there were 102 holders of record of the Company's Common Stock.

     The following table shows the Company high and low selling prices of the Common Stock as quoted on the Nasdaq National Market for the fiscal quarter indicated:

                                               HIGH         LOW
                                               ----         ---
Fourth Quarter...............................  $14 1/8      $8 3/4
  (from October 2, 1997)

     Future stock prices may be subject to volatility particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock and has no present plans to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the audited financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 of Part II " -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        INCEPTION
                                                                                      (SEPTEMBER 8,
                                                         YEAR ENDED DECEMBER 31,        1994) TO
                                                       ----------------------------   DECEMBER 31,
                                                         1997      1996      1995         1994
                                                       --------   -------   -------   -------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Corporate partnerships.............................  $ 13,390   $ 4,402   $ 2,411      $    --
  Government grants..................................       977     1,403       304           --
                                                       --------   -------   -------      -------
          Total revenues.............................    14,367     5,805     2,715           --
Operating expenses:
  Research and development(1)........................    16,398     9,995     7,040          867
  General and administrative.........................     2,033       781       532          205
                                                       --------   -------   -------      -------
          Total operating expenses...................    18,431    10,776     7,572        1,072
Loss from operations.................................    (4,064)   (4,971)   (4,857)      (1,072)
Interest income (expense), net.......................       972       476       691           83
Other income(2)......................................       416       348        16            0
                                                       --------   -------   -------      -------
Net loss.............................................  $ (2,676)  $(4,147)  $(4,150)     $  (989)
                                                       --------   -------   -------      -------
Pro forma basic and diluted net loss per share(3)....     (0.31)    (0.55)    (0.58)       (0.27)
                                                       --------   -------   -------      -------
Shares used in computing pro forma basic and diluted
  loss per share(3)..................................     8,755     7,490     7,120        3,648
                                                       --------   -------   -------      -------

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments....  $ 56,317   $11,933   $10,773      $11,064
Working capital......................................    53,962    10,100     9,743       10,939
Total assets.........................................    61,807    15,185    12,340       14,334
Long term obligations less current portion...........     6,924     1,175       816           --
Accumulated deficit..................................   (11,967)   (9,298)   (5,126)        (989)
Total stockholders' equity...........................    51,285    11,225    10,264       14,038

---------------

(1) Included in research and development expenses for the period from inception (September 8, 1994) to December 31, 1994 is approximately $428,059 related to the purchase of in-process research and development.

(2) Other income includes proceeds received for management and administrative services, and rental income from sublet of a portion of laboratory space.

(3) See Note 1 and Note 4 of Notes to Financial Statements for information regarding the computation of pro forma basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Corixa's objective is to be the leader in the discovery and commercialization of T cell vaccine products for the treatment and prevention of cancer and certain infectious diseases. The Company's strategy is to dedicate its resources to vaccine discovery and to establish corporate collaborations as early in the development process as possible for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research-and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines. To date, approximately 88% of the Company's revenue has resulted from payments from such collaborative agreements. In particular, the Company has entered into significant corporate partnerships with SmithKline Beecham with respect to tuberculosis and cancer vaccine products pursuant to which the Company will receive up to an aggregate of $65.3 million, of which up to $23 million is payable under the breast cancer collaboration, up to $23 million is payable under the prostate cancer collaboration and up to $19.3 million is payable under the tuberculosis collaboration. A substantial amount of such funding is required to be used for research and development activities pursuant to the terms of such collaborations. SmithKline Beecham may terminate either or both of the breast and prostate cancer programs in the event the Company does not meet certain scientific milestones after the second anniversary of the effective date of the respective agreements and may terminate the tuberculosis research program by failing to exercise the extension thereunder. Additionally, approximately 12% of the Company's revenue has resulted from funds awarded through government grants. As of December 31, 1997, the Company had total stockholders' equity of $51.3 million.

     Corixa has entered, and intends to continue to enter, into collaborative agreements as early in the vaccine development stage as possible. The Company believes that this active corporate partnering strategy enables Corixa to maintain its focus on its fundamental strengths in vaccine discovery and research, capitalizes on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes the Company's financing requirements. When entering into such corporate partnering relationships, the Company seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Revenues recognized from inception through December 31, 1997 under the Company's collaborative agreements total approximately $20.2 million.

     The Company has experienced operating losses in each year since its inception. As of December 31, 1997, the Company's accumulated deficit was approximately $12.0 million. The Company may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with the Company's discovery, research and development programs, preclinical and clinical activities. Substantially all of the Company's revenues to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

  FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Total Revenues

     Revenues increased to $14.4 million for the year ended December 31, 1997, from $5.8 million for the same period in 1996 and from $2.7 million for 1995. This increase was attributable primarily to license revenues resulting from the breast and prostate cancer collaboration and license agreements with SmithKline Beecham. Revenue of approximately $1.9 million was recognized during the year ended December 31, 1997 in conjunction with the collaboration agreement with GenQuest. Revenue under government grants received in 1997 was $977,000, which amount was less than the $1.4 million received in 1996 and up $673,000 from $304,000 in 1995.

     Research and Development Expenses

     Research and development expenses increased to $16.4 million for the year ended December 31, 1997, up from $10.0 million for the same period in 1996 and from $7.0 million for the same period in 1995. The increase was primarily attributable to increased payroll and personnel expenses incurred as the Company hired additional research and development personnel, the inclusion of the research and development portion of amortized deferred compensation expense associated with the grant of certain stock options, increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts, and increased preclinical collaboration costs. Expenses associated with amortization of deferred compensation, a non-cash compensation expense, will continue to be recognized over the vesting period of such options, approximately four years. Research and development expenses of approximately $2.4 million were incurred during the year ended December 31, 1997 in conjunction with the GenQuest license and collaboration agreement (see Note 9 of Notes to Financial Statements for further discussion of the GenQuest relationship). The Company expects research and development expenses to increase in the future to support the expansion of its research and development activities.

     The Company, GenQuest and certain stockholders of GenQuest have entered into a Call Option Agreement under which the Company has the right to purchase a significant majority of the outstanding capital stock of GenQuest in exchange for shares of the Company's Common Stock at a purchase price determined in accordance with a formula specified in the Call Option Agreement. The Company has not made a decision as to whether it will exercise the option. Additionally, the Call Option Agreement does not obligate the Company to purchase any shares of GenQuest, nor does it preclude the Company from purchasing shares of GenQuest or the assets of GenQuest at a price different from that set forth in the Call Option Agreement. If the Company were to exercise the option or otherwise acquire all or substantially all of the assets or capital stock of GenQuest, the Company would be required to fund any future development efforts of GenQuest which might result in the Company incurring research and development expenses without the corresponding revenue currently provided by GenQuest.

     General and Administrative Expenses

     General and administrative expenses increased to $2.0 million for the year ended December 31, 1997, up from $780,000 for the same period in 1996 and from $532,000 for the same period in 1995. The increase was primarily due to increased expenses related to business development and the general and administrative portions of the amortized deferred compensation expense associated with the grant of certain stock options. The Company expects general and administrative expenses to increase in the future to support the expansion of its business development activities, and as a result of additional expenses associated with being a public company.

     Interest Income

     Interest income increased to $1.3 million for the year ended December 31, 1997, up from $642,000 for the same period in 1996 and from $772,000 for the same period in 1995. This increase resulted from higher average cash balances in 1997 as a result of the proceeds of the Offering. Interest income for fiscal year 1996 decreased from 1995 as the Company utilized proceeds from the private equity offerings.

     Interest Expense

     Interest expense increased to $327,000 for the year ended December 31, 1997, up from $166,000 and $90,000 for the same periods in 1996 and 1995, respectively. Growth in 1997 and 1996 interest expense resulted from the increased utilization of the capital lease line to finance the purchase of property and equipment.

     Other Income

     Other income increased to $416,000 for the year ended December 31, 1997, up from $348,000 for the same period in 1996 and from $16,000 for the same period in 1995. The balance for 1997 includes $325,000 and $90,000 in proceeds from management and administrative services agreements with GenQuest and IDRI, respectively. For 1996, other income consists of $300,000 and $48,000 in proceeds from GenQuest and IDRI, respectively.

     The Company provides services to each organization with respect to corporate management, accounting and financial matters, record keeping, personnel administration and human resources, and treasury services as required by such agreements.

     Deferred Compensation

     Deferred compensation of approximately $3.9 million was recorded in the year ended December 31, 1997, representing the difference between the exercise prices of options for 645,000 shares of Common Stock granted during the year ended December 31, 1997 and the deemed fair value of the Company's Common Stock on the grant dates. Deferred compensation expense of approximately $1.3 million was amortized for the year ended December 31, 1997. The remaining balance will be amortized over fiscal years 1998 through 2001 as the subject options vest.

     Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company currently does not believe that year 2000 compliance will result in a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that the Company or its corporate partners will not be materially adversely affected as a result of the year 2000 compliance measures or the failure of any such measures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through collaborative agreements, government grants, private placements of equity securities, capital leases and an initial public offering of its Common Stock. From inception through December 31, 1997, the Company's operations have used cash of $7.0 million. In October 1997, the Company completed an Offering of Common Stock resulting in proceeds, net of underwriting discounts and offering costs, of $40.8 million. Through December 31, 1997, the Company recognized approximately $22.9 million of revenue under strategic partnerships and grants. Private placements of equity securities have provided the Company with aggregate gross proceeds of approximately $20.1 million. The Company has obtained $4.3 million through capital lease financing, $3.0 million from an advance under a collaborative agreement and $2.0 million in long-term debt. As of December 31, 1997, the Company had approximately $56.3 million in cash, cash equivalents and securities available-for-sale.

     The Company has invested $6.0 million in property and equipment since inception, including equipment acquired under capital lease financing. The Company expects capital expenditures to increase over the next several years as it expands its facilities and acquires scientific equipment to support the planned expansion of research and development efforts.

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $9.9 million and research and experimentation credit carryforwards of approximately $836,000 to offset future federal taxable income and income taxes, respectively, if any, through 2009. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized as of December 31, 1997. Additionally, utilization of such losses in future years will be limited under the change of stock ownership rules of the Internal Revenue Service. See Note 5 of Notes to Financial Statements.

     In December 1997, the Company entered into a Loan Agreement (the "Loan Agreement") with Sumitomo Bank, Limited. Pursuant to the Loan Agreement, the Company has an unsecured note under which the Company may borrow up to an aggregate of $7.0 million. Borrowings under the note bear interest at a rate that is a function of either the prime rate of a major bank or federal fund rates. Under the terms of the note, the Company is required to meet certain financial requirements. As of December 31, 1997, the Company had borrowed $2.0 million under the Loan Agreement. See Note 7 of Notes to Financial Statements.

     The Company believes that the proceeds from the Offering, its existing capital resources, committed payments under its existing collaborative agreements and licensing arrangements, bank credit arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations over at least the next 18 months. There is, however, no assurance such sources of capital will be sufficient for such period of time. The Company intends to enter into additional corporate collaborations that will provide funding for all or a part of the Company's research and development activities. The Company's future capital requirements will depend on many factors, including, among others, the following: continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain existing, and enter into additional, corporate collaborations and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the potential need to develop, acquire or license new technologies and products and other factors not within the Company's control. The Company intends to seek additional funding through corporate collaborations, licensing arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate, or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors Affecting Future Results -- Future Capital Needs; -- Uncertainty of Additional Funding."

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

     A majority of Corixa's programs are currently in the discovery stage or in preclinical development, and only two of the Company's therapeutic vaccine products have advanced to Phase I clinical trials. The Company's vaccines have not been demonstrated to be safe or effective in clinical settings. There can be no assurance that any of the Company's programs will move beyond its current stage of development. Assuming the Company's research does advance, certain preclinical development efforts will be necessary to determine whether any product is safe to enter clinical trials. Under certain of the Company's existing corporate partnerships, the respective corporate partner has primary responsibility for the clinical development of a product. There can be no assurance that any such corporate partner will pursue clinical development in a timely or effective manner, if at all. If such a product receives authorization from the FDA to enter clinical trials, then it may be, and in the case of vaccine products will be, subjected to a multi-phase, multi-center clinical studies to determine safety and efficacy. It is difficult to predict the number or extent of clinical trials required or the period of mandatory patient follow-up. Assuming clinical trials of any product are successful and other data are satisfactory, the Company or its applicable corporate partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years, and there can be no assurance that the FDA will approve the Company's or its corporate partner's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if regulatory approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any product can be produced in commercial quantities at a reasonable cost or that such product will be successfully marketed.

     Dependence on and Management of Existing and Future Corporate Partnerships

     The success of Corixa's business strategy is largely dependent on its ability to enter into multiple corporate partnerships and to effectively manage the numerous relationships that may exist as a result of this strategy. Corixa has established significant relationships with several corporate partners as of December 31, 1997. For example, the Company has entered into three collaboration and license agreements with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, breast cancer and prostate cancer. In addition, Corixa has established corporate partnerships with GenQuest and CellPro among others. The Company derived 93% of its revenues during the year ended December 31, 1997 from research and development and other funding under such corporate partnerships. The termination of any of these corporate partnerships would have a material adverse effect on the Company's business, financial condition and results of operations. Several of the Company's corporate partners have entered into agreements granting them options to license certain aspects of the Company's technology. There can be no assurance that any such corporate partner will exercise its option to license such technology. The Company has also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating the Company's proprietary antigen technology. There can be no assurance that any such diagnostic corporate partnership will ever generate significant revenues. Furthermore, Corixa is currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of the Company's technologies. However, due in part to the early stage of Corixa's technologies, the process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty, and there can be no assurance that such discussions will lead to the establishment of any new corporate partnership on favorable terms, or at all, or that if established, any such corporate partnership will result in the successful development of the Company's products or the generation of significant revenues.

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

     Dependence on Proprietary Technology and Uncertainty of Patent Protection

     Corixa's success will depend in part on its ability and that of its corporate partners to obtain and enforce their respective patents and maintain trade secrets, both in the United States and in other countries. As of December 31, 1997, the Company owned or had licensed 11 issued United States patents that expire at various times between December 2008 and October 2014, 72 corresponding issued foreign patents, 94 pending United States patent applications, as well as 17 corresponding international filings under the Patent Cooperation Treaty and 176 pending foreign national patent applications. The Company also holds an option to exclusively license cancer vaccine antigens discovered by GenQuest through December 2001. There can be no assurance that the Company, its corporate partners or its licensors have or will develop or obtain rights to products or processes that are patentable, that patents will issue from any of the pending applications owned or licensed by the Company or its corporate partners, that any claims allowed will issue, or in the event of issuance, will be sufficient to protect the technology owned by or licensed to the Company or its corporate partners. The Company has licensed certain patent applications from SRI related to the Company's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. There can be no assurance that SRI will prevail in this opposition proceeding or that any patents will issue in Europe related to such technology. There can also be no assurance that the Company's or its corporate partners' current patents, or patents that issue on pending applications, will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Corixa. Patent applications in the United States are maintained in secrecy until patents issue, patent applications in certain foreign countries are not generally published until many months or years after they are filed, and publication of technological developments in the scientific and patent literature often occurs long after the date of such developments. Accordingly, the Company cannot be certain that it or one of its corporate partners was the first to invent the subject matter covered by any patent application or that it or one of its corporate partners was the first to file a patent application for any such invention.

     Patent law relating to the scope and enforceability of claims in the fields in which Corixa operates is still evolving. The patent positions of biotechnology and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the 94 pending United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. In addition, there may be issued patents and pending applications owned by others directed to technologies relevant to the Company's or its corporate partners' research, development and commercialization efforts. There can be no assurance that Corixa's or its corporate partners' technology can be developed and commercialized without a license to such patents or that such patent applications will not be granted priority over patent applications filed by Corixa or one of its corporate partners.

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

     History of Operating Losses; Accumulated Deficit; Fluctuations in Future Earnings

     Corixa has experienced significant operating losses in each year since its inception on September 8, 1994. As of December 31, 1997, the Company's accumulated deficit was approximately $12.0 million. The Company may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with the Company's discovery, research and development programs, preclinical studies and clinical activities. Substantially all of the Company's revenues to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under corporate partnerships and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

     Future Capital Needs; Uncertainty of Additional Funding

     The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, the following: continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain existing and establish additional corporate partnerships and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the potential need to develop, acquire or license new technologies and products; and other factors not within the Company's control. The Company intends to seek such additional funding through corporate partnerships, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its existing capital resources, committed payments under its existing corporate partnerships and licensing arrangements, bank credit arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations over at least the next 18 months. However, there can be no assurance that such funds will be sufficient to meet the capital needs of the Company. In addition, a substantial number of the payments to be made by Corixa's corporate partners and other licensors are dependent upon the achievement by the Company of development and regulatory milestones. Failure to achieve such milestones would have a material adverse effect on the Company's future capital needs. In addition, the Company has entered into an option agreement with one of its corporate partners pursuant to which such corporate partner has agreed to pay certain consideration in exchange for exclusive options to license two of Corixa's early-stage antigen discovery programs in two undisclosed cancer targets. In January 1998, the corporate partner exercised the contract extension provisions for one of the early stage cancer targets. If this option is not exercised by September 1, 1999, the Company will be required to refund the consideration attributable to such option over a three year period of time, beginning March, 2000. See Note 8 and Note 10 of Notes to Financial Statements for further discussion of this contractual arrangement.

     Potential Dilution Related to Corporate Partnerships

     The Company, GenQuest, and certain stockholders of GenQuest have entered into the Call Option Agreement under which the Company has the right to purchase a significant majority of the outstanding shares of GenQuest's capital stock in exchange for shares of the Company's Common Stock at a purchase price determined in accordance with the formula specified in the Call Option Agreement. The mechanics of the Call Option Agreement are described in further detail in Item 1 "Business -- Relationship with GenQuest." As of the date hereof, Corixa has not made a decision as to whether it will exercise this right. Additionally, the Call Option Agreement does not obligate the Company to purchase any shares of GenQuest, nor does it preclude the Company from purchasing shares of GenQuest or the assets of GenQuest at a price different from that set forth in the Call Option Agreement. If Corixa were to exercise this right or otherwise issue shares of its capital stock in an acquisition of GenQuest or any other entity, the stockholders of Corixa would face immediate and potentially significant dilution. Additionally, if SmithKline Beecham elects to exercise either one of its options to license the Company's early-stage antigen discovery programs in cancer, the Company may be required to issue shares of its Common Stock to SmithKline Beecham, which will result in additional dilution as a result of such issuance.

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

     Lack of Manufacturing Experience; Reliance on Contract Manufacturers

     Corixa does not have significant manufacturing facilities. Although the Company currently manufactures limited quantities of certain antigens and adjuvants, including LeIF, to conduct preclinical studies and to supply corporate partners, the Company intends to rely on third party contract manufacturers to produce large quantities of such substances for clinical trials and product commercialization. Additionally, the Company may be required to rely on contract manufacturers to produce antigens, adjuvants and other components of its products for research and development, preclinical and clinical purposes. Corixa's vaccines and other products have never been manufactured on a commercial scale, and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. There can be no assurance that third party manufacturers will be able to meet the Company's needs with respect to timing, quantity or quality. If the Company is unable to contract for a sufficient supply of required products and substances on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and clinical testing would be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of such products. Any such delay may have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, contract manufacturers that the Company may use must continually adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of the Company's products will not be granted.

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

     Government Regulation

     The preclinical testing and clinical trials of any products developed by the Company or its corporate partners and the manufacturing, labeling, sale, distribution, export or import, marketing, advertising and promotion of any new products resulting therefrom are subject to regulation by federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries. Any product developed by the Company or its corporate partners must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and/or the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances would adversely affect the marketing of any products developed by the Company or its corporate partners, impose significant additional costs on the Company and its corporate partners, diminish any competitive advantages that the Company or its corporate partners may attain and adversely affect the Company's ability to receive royalties and generate revenues and profits. There can be no assurance that, even after such time and expenditures, any required approvals or clearances will be obtained for any products developed by or in collaboration with the Company.

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

     Possible Volatility of Stock Price

     The market prices for securities of biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of the Company's Common Stock may be subject to substantial volatility depending upon many factors, including announcements regarding the results of discovery efforts, preclinical and clinical activities, technological innovations or new commercial products developed by the Company or its competitors, changes in government regulations, changes in the Company's patent portfolio, developments or disputes concerning proprietary rights, changes in existing corporate partnerships or licensing arrangements, the establishment of additional corporate partnerships or licensing arrangements, the progress of regulatory approvals, the issuance of new or changed stock market analyst reports and/or recommendations, and economic and other external factors, as well as operating losses by the Company, fluctuations in the Company's financial results and the degree of trading liquidity in the Common Stock. These factors could have a material adverse effect on the Company's business, financial condition and results of operations and the price of the Common Stock in the public market.

     Control by Existing Stockholders

     As of March 2, 1997, executive officers and directors of the Company, together with entities affiliated with them, beneficially own approximately 57% of the Common Stock of the Company. These stockholders, acting as a group, are able to control the election of all members of the Company's Board of Directors and to determine all corporate actions. The voting power of these stockholders could also have the effect of delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Corixa Corporation

     We have audited the accompanying statements of operations, stockholders' equity and cash flows of Corixa Corporation (a development stage company) for the period from September 8, 1994 (date of inception) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Corixa Corporation for the period from September 8, 1994 (date of inception) to December 31, 1994, in conformity with generally accepted accounting principles.

                                          KMPG Peat Marwick LLP
Seattle, Washington
April 28, 1995

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Corixa Corporation

     We have audited the accompanying balance sheets of Corixa Corporation (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and for the period from September 8, 1994 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from September 8, 1994 (date of inception) through December 31, 1994, were audited by other auditors whose report dated April 28, 1995 expressed an unqualified opinion on those statements. The financial statements for the period from September 8, 1994 (date of inception) to December 31, 1994 included a cumulative loss of $989,250. Our opinion on the statements of operations and cash flows for the period from September 8, 1994 (date of inception) through December 31, 1997, insofar as it relates to amounts for the period prior to January 1, 1995, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Corixa Corporation (a development stage company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from September 8, 1994 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP
Seattle, Washington
January 28, 1998

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $16,457,641    $ 2,088,226
  Securities available-for-sale.............................   39,859,649      9,845,180
  Accounts receivable (including $61,706 and $166,640
     receivable from an affiliated company at December 31,
     1997 and December 31, 1996, respectively)..............      601,940        681,897
  Interest receivable.......................................      134,035          5,151
  Prepaid expenses..........................................      506,578        264,859
                                                              -----------    -----------
          Total current assets..............................   57,559,843     12,885,313
Property and equipment, net.................................    4,046,484      2,237,196
Deferred charges and deposits...............................      200,632         62,402
                                                              -----------    -----------
          Total assets......................................   61,806,959    $15,184,911
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 1,571,023    $   978,738
  Deferred revenue..........................................    1,096,665      1,318,130
  Current portion of obligations and commitments............      930,429        487,758
                                                              -----------    -----------
          Total current liabilities.........................    3,598,117      2,784,626
Long-term obligations and commitments, less current
  portion...................................................    6,923,786      1,175,354
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized shares -- 10,000,000 (1997) and 23,100,000
      (1996 - 16,100,000 designated as Series A and
      1,666,667 designated as Series B);
     Issued and outstanding Series A shares:
       4,646,131 in 1996....................................           --          4,646
     Issued and outstanding Series B shares:
       505,050 in 1996......................................           --            505
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 11,774,214 in 1997 and
      2,594,137 in 1996.....................................       11,774          2,594
  Additional paid-in capital................................   66,466,994     21,655,080
  Receivable for warrants...................................     (651,565)    (1,140,000)
  Deferred compensation.....................................   (2,574,949)            --
  Deficit accumulated during development stage..............  (11,967,198)    (9,297,894)
                                                              -----------    -----------
          Total stockholders' equity........................   51,285,056     11,224,931
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $61,806,959    $15,184,911
                                                              ===========    ===========

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                    PERIOD FROM
                                                                                    SEPTEMBER 8,
                                                                                        1994
                                                                                      (DATE OF
                                                 YEAR ENDED DECEMBER 31,            INCEPTION TO
                                        -----------------------------------------   DECEMBER 31,
                                            1997           1996          1995           1997
                                        ------------   ------------   -----------   ------------
Revenues:
  Collaborative agreements............  $ 13,389,953   $  4,401,560   $ 2,410,834   $ 20,202,347
  Government grants...................       976,739      1,402,979       304,029      2,683,747
                                        ------------   ------------   -----------   ------------
          Total revenues..............    14,366,692      5,804,539     2,714,863     22,886,094
Operating expenses:
  Research and development............   (16,398,243)    (9,994,796)   (7,039,757)   (33,871,579)
  General and administrative..........    (2,032,943)      (780,904)     (531,880)    (3,551,260)
  In-process research and
     development......................            --             --            --       (428,059)
                                        ------------   ------------   -----------   ------------
          Total operating expenses....   (18,431,186)   (10,775,700)   (7,571,637)   (37,850,898)
                                        ------------   ------------   -----------   ------------
Loss from operations..................    (4,064,494)    (4,971,161)   (4,856,774)   (14,964,804)
Interest income.......................     1,299,675        642,011       772,426      2,797,237
Interest expense......................      (326,814)      (165,613)      (82,024)      (574,451)
Other income..........................       415,776        348,000        16,399        780,175
                                        ------------   ------------   -----------   ------------
Net loss..............................  $ (2,675,857)  $ (4,146,763)  $(4,149,973)  $(11,961,843)
                                        ============   ============   ===========   ============
Basic and diluted net loss per
  share...............................  $      (0.55)  $      (1.65)  $     (1.67)
                                        ============   ============   ===========
Shares used in computation of basic
  and diluted net loss per share......     4,891,342      2,520,668     2,486,746
                                        ============   ============   ===========
Pro forma basic and diluted net loss
  per share...........................  $      (0.31)  $      (0.55)  $     (0.58)
                                        ============   ============   ===========
Shares used in computation of pro
  forma basic and diluted net loss per
  share...............................     8,754,738      7,490,101     7,119,821
                                        ============   ============   ===========

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                       CONVERTIBLE
                                     PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                   --------------------   -------------------     PAID-IN      RECEIVABLE      DEFERRED
                                     SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL     FOR WARRANTS   COMPENSATION
                                   ----------   -------   ---------   -------   -----------   ------------   ------------
  Issuance of common stock to
    original employee and
    founders for cash, at $0.017
    per share....................          --   $    --   2,338,048   $ 2,338   $    38,257   $        --    $        --
 Issuance of common stock, valued
   at $0.017 per share, in
   business combination..........          --        --     115,863       116         1,796            --             --
 Issuance of Series A convertible
   preferred stock for cash, at
   $3.30 per share...............   4,480,427     4,480          --        --    14,780,975            --             --
 Issuance of Series A convertible
   preferred stock, valued at
   $3.30 per share, in business
   combination...................      62,674        63          --        --       206,761            --             --
 Issuance of warrants, for cash,
   to purchase common stock......          --        --          --        --         1,354            --             --
 Net unrealized loss on
   securities
   available-for-sale............          --        --          --        --            --            --             --
 Net loss for the period from
   inception through December 31,
   1994..........................          --        --          --        --            --            --             --
                                   ----------   -------   ---------   -------   -----------   -----------    -----------
Balance at December 31, 1994.....   4,543,101     4,543   2,453,911     2,454    15,029,143            --             --
 Issuance of Series A convertible
   preferred stock at $3.30 per
   share, for cash...............     103,030       103          --        --       339,897            --             --
 Issuance of common stock, valued
   at $0.33 per share, for
   services......................          --        --      42,233        42        13,895            --             --
 Repurchase of common stock at
   $0.017 per share..............          --        --      (3,333)       (3)          (52)           --             --
 Issuance of warrants, for cash
   to purchase common stock......          --        --          --        --            10            --             --
 Net unrealized gain on
   securities
   available-for-sale............          --        --          --        --            --            --             --
 Net loss........................          --        --          --        --            --            --             --
                                   ----------   -------   ---------   -------   -----------   -----------    -----------
Balance at December 31, 1995.....   4,646,131     4,646   2,492,811     2,493    15,382,893            --             --
 Issuance of common stock, valued
   at $0.33 per share for
   services......................          --        --      33,328        33        12,967            --             --
 Stock options exercised.........          --        --      67,998        68        22,372            --             --
 Issuance of Series B convertible
   preferred stock for cash, at
   $9.90 per share...............     505,050       505          --        --     4,999,496            --             --
 Issuance of Series A convertible
   preferred stock and common
   stock warrants for acquired
   technology....................          --        --          --        --        97,352            --             --
 Net unrealized loss on
   securities
   available-for-sale............          --        --          --        --            --            --             --
 Warrants issued in exchange for
   receivable....................          --        --          --        --     1,140,000    (1,140,000)            --
 Net loss........................          --        --          --        --            --            --             --
                                   ----------   -------   ---------   -------   -----------   -----------    -----------
Balance at December 31, 1996.....   5,151,181     5,151   2,594,137     2,594    21,655,080    (1,140,000)            --
 Warrants payment received.......          --        --          --        --            --       488,435             --
 Stock options exercised.........          --        --     126,183       126        68,931            --             --
 Issuance of common stock, valued
   at $8.25 and $9.08 per share
   for services..................          --        --       7,574         8        64,987            --             --
 Deferred compensation related to
   stock option grants...........          --        --          --        --     3,903,795            --     (3,903,795)
 Amortization of deferred
   compensation..................          --        --          --        --            --            --      1,328,846
 Proceeds from initial public
   offering (IPO) (net of
   offering costs of $932,404 and
   commissions of $3,139,500)....          --        --   3,450,000     3,450    40,774,646            --             --
 Preferred stock conversion upon
   IPO...........................  (5,151,181)   (5,151)  5,151,181     5,151            --            --             --
 Stock warrants net exercised....          --        --     445,139       445          (445)           --             --
 Net unrealized gain on
   securities
   available-for-sale............          --        --          --        --            --            --             --
 Net loss........................          --        --          --        --            --            --             --
                                   ----------   -------   ---------   -------   -----------   -----------    -----------
Balance at December 31, 1997.....          --        --   11,774,214   11,774    66,466,994      (651,565)    (2,574,949)
                                   ==========   =======   =========   =======   ===========   ===========    ===========

                                     DEFICIT
                                   ACCUMULATED
                                      DURING
                                   DEVELOPMENT
                                      STAGE          TOTAL
                                   ------------   -----------
  Issuance of common stock to
    original employee and
    founders for cash, at $0.017
    per share....................  $         --   $    40,595
 Issuance of common stock, valued
   at $0.017 per share, in
   business combination..........            --         1,912
 Issuance of Series A convertible
   preferred stock for cash, at
   $3.30 per share...............            --    14,785,455
 Issuance of Series A convertible
   preferred stock, valued at
   $3.30 per share, in business
   combination...................            --       206,824
 Issuance of warrants, for cash,
   to purchase common stock......            --         1,354
 Net unrealized loss on
   securities
   available-for-sale............        (9,208)       (9,208)
 Net loss for the period from
   inception through December 31,
   1994..........................      (989,250)     (989,250)
                                   ------------   -----------
Balance at December 31, 1994.....      (998,458)   14,037,682
 Issuance of Series A convertible
   preferred stock at $3.30 per
   share, for cash...............            --       340,000
 Issuance of common stock, valued
   at $0.33 per share, for
   services......................            --        13,937
 Repurchase of common stock at
   $0.017 per share..............            --           (55)
 Issuance of warrants, for cash
   to purchase common stock......            --            10
 Net unrealized gain on
   securities
   available-for-sale............        22,437        22,437
 Net loss........................    (4,149,973)   (4,149,973)
                                   ------------   -----------
Balance at December 31, 1995.....    (5,125,994)   10,264,038
 Issuance of common stock, valued
   at $0.33 per share for
   services......................            --        13,000
 Stock options exercised.........            --        22,440
 Issuance of Series B convertible
   preferred stock for cash, at
   $9.90 per share...............            --     5,000,001
 Issuance of Series A convertible
   preferred stock and common
   stock warrants for acquired
   technology....................            --        97,352
 Net unrealized loss on
   securities
   available-for-sale............       (25,137)      (25,137)
 Warrants issued in exchange for
   receivable....................            --            --
 Net loss........................    (4,146,763)   (4,146,763)
                                   ------------   -----------
Balance at December 31, 1996.....    (9,297,894)   11,224,931
 Warrants payment received.......            --       488,435
 Stock options exercised.........            --        69,057
 Issuance of common stock, valued
   at $8.25 and $9.08 per share
   for services..................            --        64,995
 Deferred compensation related to
   stock option grants...........            --            --
 Amortization of deferred
   compensation..................            --     1,328,846
 Proceeds from initial public
   offering (IPO) (net of
   offering costs of $932,404 and
   commissions of $3,139,500)....            --    40,778,096
 Preferred stock conversion upon
   IPO...........................            --            --
 Stock warrants net exercised....            --            --
 Net unrealized gain on
   securities
   available-for-sale............         6,553         6,553
 Net loss........................    (2,675,857)   (2,675,857)
                                   ------------   -----------
Balance at December 31, 1997.....   (11,967,198)   51,285,056
                                   ============   ===========

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                               PERIOD FROM
                                                        YEAR ENDED DECEMBER 31,             SEPTEMBER 8, 1994
                                               -----------------------------------------   (DATE OF INCEPTION)
                                                   1997           1996          1995       TO DECEMBER 31, 1997
                                               ------------   ------------   -----------   --------------------
OPERATING ACTIVITIES
Net loss.....................................  $ (2,675,857)    (4,146,763)   (4,149,973)      $(11,961,843)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of deferred compensation......     1,328,846             --            --          1,328,846
  Depreciation and amortization..............     1,090,681        571,106       293,241          1,958,677
  Equity instruments issued in exchange for
    technology and services..................        64,995         97,352        13,937            176,284
  In-process research and development........            --             --            --            428,059
Changes in certain assets and liabilities:
  Accounts payable and accrued expenses......       592,285        408,629       414,356          1,347,220
  Prepaid expenses...........................      (241,719)       (87,124)     (165,262)          (505,013)
  Deferred revenue...........................      (221,465)       905,213       412,917          1,096,665
  Other assets...............................      (138,230)         5,899        76,184           (111,114)
  Interest receivable........................      (128,884)        50,347       108,576           (128,884)
  Accounts receivable........................        79,957       (634,929)      (52,119)          (607,091)
                                               ------------   ------------   -----------       ------------
Net cash provided by (used in) operating
  activities.................................      (249,391)    (2,830,270)   (3,048,143)        (6,978,194)
INVESTING ACTIVITIES
Purchases of securities available-for-sale...   (35,802,313)   (11,269,688)   (5,222,538)       (64,227,152)
Proceeds from maturities of securities
  available-for-sale.........................     5,794,399      9,117,751     9,450,000         24,362,150
Purchases of property and equipment..........      (888,558)      (543,619)     (270,475)        (1,730,019)
Cash acquired in acquisitions................            --             --            --             29,939
                                               ------------   ------------   -----------       ------------
Net cash provided by (used in) investing
  activities.................................   (30,896,472)    (2,695,556)    3,956,987        (41,565,082)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock
  due to IPO.................................    40,778,096             --            --         40,778,096
Borrowings from collaborative agreement......     3,000,000             --            --          3,000,000
Proceeds from long term debt.................     2,000,000             --            --          2,000,000
Proceeds from issuance of convertible
  preferred stock............................            --      5,000,001       340,000         20,125,456
Principal payments on capital leases.........      (820,310)      (425,327)     (151,355)        (1,396,992)
Payments on receivables for warrants.........       488,435             --            --            488,435
Proceeds from issuance of common stock.......        69,057         35,440            --            145,092
Other........................................            --             --      (140,524)          (139,170)
                                               ------------   ------------   -----------       ------------
Net cash provided by financing activities....    45,515,278      4,610,114        48,121         65,000,917
Net increase (decrease) in cash and cash
  equivalents................................    14,369,415       (915,712)      956,965         16,457,641
Cash and cash equivalents at beginning of
  period.....................................     2,088,226      3,003,938     2,046,973                 --
                                               ------------   ------------   -----------       ------------
Cash and cash equivalents at end of period...  $ 16,457,641   $  2,088,226   $ 3,003,938       $ 16,457,641
                                               ============   ============   ===========       ============
SUPPLEMENTAL DISCLOSURES
  Interest paid..............................       326,814        165,613        82,024            574,451
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING,
  INVESTING, AND FINANCING ACTIVITIES
  Assets acquired pursuant to capital
    leases...................................  $  2,067,498   $    995,615   $ 1,244,179       $  4,307,292
  Equity instruments issued in exchange for
    technology and services..................        64,995         97,352        13,937            176,284

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Activities

     Corixa Corporation (the "Company"), a development stage company, is focused on the discovery and early clinical development of vaccine products that induce specific and potent pathogen- or tumor-reactive T lymphocyte (T cell) responses for the treatment and prevention of cancers and certain infectious diseases. The Company employs the following three proprietary core technology platforms, which together comprise the elements the Company believes are necessary for effective T cell vaccines: (i) microsphere delivery systems that specifically activate appropriate T cell responses; (ii) adjuvants that specifically enhance appropriate T cell responses; and (iii) disease-specific antigens that are essential to elicit appropriate T cell responses. Principal activities to date include conducting research and development, pursuing intellectual property protection, entering into collaborative in- and out-licensing agreements, raising capital, recruiting scientific and management personnel, and establishing a research facility.

  Cash and Cash Equivalents

     All short-term investments, which consist primarily of bankers' acceptances and certificates of deposit, with maturities of three months or less at date of purchase are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.

  Securities Available-for-Sale

     The Company's investment portfolio is classified as available-for-sale, and such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.

  Management of Credit Risk

     The Company is subject to concentration of credit risk, primarily from its cash investments. Credit risk for cash investments is managed by purchase of investment grade securities and diversification of the investment portfolio among issuers and maturities.

  Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight-line method over the assets' estimated useful lives, which range from three to four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Amortization of assets recorded under capital leases is included in depreciation.

  Stock-Based Compensation

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). The Company has adopted the disclosure-only provisions of Statement 123, and applies Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Non-employee stock-based compensation expense is recognized based on the Black-Scholes valuation methodology. Pro forma disclosure of net loss and loss per share under Statement 123 is provided in Note 4 to the financial statements.

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The Company records deferred compensation for the difference between the exercise price and the deemed fair value for financial reporting purposes of stock options granted. The compensation expense related to such grants is amortized over the vesting period.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Other Financial Instruments

     At December 31, 1997 and 1996, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated fair values because the underlying interest rates reflect market rates at the balance sheet dates.

  Investment in GenQuest

     The Company's preferred stock investment in GenQuest, which constitutes less than 20% of the voting stock of GenQuest, is accounted for using the cost method. The carrying value of this investment is zero. (See Note 9).

  Revenues

     Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of related obligations. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments will be recognized as earned. Advance payments received under any agreements in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. The Company recognized 74%, 41% and 59% of its revenue in fiscal years 1997, 1996 and 1995, respectively, from two collaborative partners.

  Research and Development Expenses

     Research and development costs are expensed as incurred.

  Income Taxes

     The Company accounts for income taxes using the liability method under Statement of Accounting Standards No. 109, "Accounting for Income Taxes."

  New Accounting Pronouncements

     In 1997, the FASB issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period, and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share assumes the conversion of all dilutive securities, such as options, warrants and convertible preferred stock.

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     As all preferred stock converted to common stock at the closing of the Company's Initial Public Offering (the "Offering"), pro forma basic and diluted loss per share is computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method. All pro forma losses per share amounts for all periods have been presented to conform to the Statement 128 requirements.

     In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which is required to be adopted for the fiscal years beginning after December 15, 1997. The new Statement requires that companies report and display comprehensive income and its components, as defined in Statement 130, for all periods presented. Under the new requirements, comprehensive income must be displayed with the same prominence as other financial statements. The Company plans to adopt the new statement in 1998.

     In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for the fiscal years beginning after December 15, 1997. The new Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each segment and related information, as defined in Statement 131, in the Company's notes to the financial statements. The Company plans to adopt the new Statement in 1998.

  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

 2. SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consist of the following:

                                                      GROSS         GROSS
                                       MARKET       UNREALIZED    UNREALIZED     AMORTIZED
                                        VALUE         GAINS         LOSSES         COST
                                     -----------    ----------    ----------    -----------
December 31, 1997
  U.S. Treasury obligations........  $13,978,189     $10,474       $ (7,969)    $13,975,685
  U.S. Corporate securities........   25,881,460       1,927         (9,787)     25,889,320
                                     -----------     -------       --------     -----------
                                     $39,859,649     $12,401       $(17,756)    $39,865,005
                                     ===========     =======       ========     ===========
December 31, 1996
  U.S. Treasury obligations........  $ 9,845,180     $   842       $(12,750)    $ 9,857,088
                                     ===========     =======       ========     ===========

     The Company had no gross realized gains or losses on sales of available-for-sale securities for the fiscal years 1997, 1996 and 1995. The contractual maturities of the Company's available-for-sale securities are shown below:

                                                     ESTIMATED
                                                       FAIR         AMORTIZED
                                                       VALUE          COST
                                                    -----------    -----------
December 31, 1997
Due in one year or less...........................  $25,914,319    $25,915,022
Due after one year through three years............   13,945,330     13,949,983
                                                    ===========    ===========
                                                    $39,859,649    $39,865,005
                                                    ===========    ===========
December 31, 1996
Due in one year or less...........................  $ 9,854,180    $ 9,857,088
                                                    ===========    ===========

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Laboratory equipment................................  $3,577,341    $2,088,170
Computers and office equipment......................   1,151,114       370,471
Leasehold improvements..............................   1,256,002       628,940
                                                      ----------    ----------
                                                       5,984,457     3,087,581
Accumulated depreciation and amortization...........  (1,937,973)     (850,385)
                                                      ----------    ----------
                                                      $4,046,484    $2,237,196
                                                      ==========    ==========

     At December 31, 1997 and 1996, the Company held equipment under capitalized leases with an original cost of $4,307,292 and $2,295,831, respectively, and a net book value of $2,850,409 and $1,595,970, respectively. These leases are secured by the underlying assets.

 4. STOCKHOLDERS' EQUITY

  Common Stock

     On July 25, 1997, the Company's Board of Directors authorized the Company to file a Registration Statement with the Securities and Exchange Commission to permit the Company to proceed with the Offering of its common stock. In connection with the Offering, the Company's Board of Directors and stockholders authorized a class of 10,000,000 shares of Preferred Stock (the "New Preferred Stock") and approved a reverse stock split of the outstanding shares of common stock and Series A and Series B convertible preferred stock on the basis of one new share of stock for every 3.3 outstanding shares of stock. The reverse stock split became effective September 24, 1997 concurrent with the filing of an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. All outstanding convertible preferred stock, common and common equivalent shares and per-share amounts in the accompanying financial statements and related notes to financial statements have been retroactively adjusted to give effect to the reverse stock split. In October 1997, the Company completed the Offering of its common stock by selling 3,450,000 shares at $13 per share, resulting in proceeds to Corixa of $40,778,096 net of underwriting discounts, commissions and offering expenses incurred by the Company.

  Preferred Stock

     In connection with the Offering, the Company's Series A Preferred Stock and Series B Preferred Stock were converted, after obtaining the consent of a majority of the holders of each class of such shares, into 5,151,181 shares of common stock based upon the then-effective (one for one) respective conversion prices of the Series A and Series B shares.

  1994 Stock Option Plan

     The Company has a stock option plan, the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"), as of December 31, 1997, under which an aggregate of 1,310,981 shares of common stock were reserved for grants to employees, members of the Board of Directors, and consultants. Options granted under this plan may be designated as incentive or nonqualified at the discretion of the Plan Administrator. On July 25, 1997, the Company amended and restated the 1994 Plan, whereby the number of shares authorized under the 1994 Plan was increased by 700,000 shares and is subject to automatic increase on the first trading

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

day of each of the ten calendar years beginning in 1998 and ending in 2007, in an amount equal to 3% of the number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum of 500,000 shares each year over the ten-year period.

     Generally, the options vest over a four-year period with 25% vesting upon the first year and the remainder vesting monthly thereafter. All options expire no later than ten years from the date of grant. Incentive stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Plan Administrator, but not less than 85% of the fair market value of the stock at the date of grant. The Plan allows option holders to exercise options prior to vesting, but the stock received is subject to repurchase by the Company at the original purchase price in the event of termination. The repurchase rights expire according to the original option vesting terms.

  1997 Employee Stock Purchase Plan

     On July 25, 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 1997, a total of 125,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the Company's common stock on the first day or the last day of the applicable six-month offering period, whichever is lower. The Purchase Plan began on the effective date of the Company's initial public offering.

     The number of authorized shares is subject to automatic increase on the first trading day of each of the 20 calendar years beginning in 1998 and ending in 2017. If the number of shares reserved for issuance is less than 1% of the outstanding common stock, the number of shares reserved for issuance shall be increased until it equals 1% of the outstanding common stock (up to a maximum of 125,000 in any calendar year), or such lower amount as determined by the Board of Directors. The Board of Directors has the power to amend or terminate the Purchase Plan as long as such action does not adversely affect any outstanding rights to purchase stock thereunder. If not terminated earlier, the Purchase Plan will have a term of 20 years.

  1997 Directors' Stock Option Plan

     The Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Company on July 25, 1997. As of December 31, 1997, a total of 200,000 shares of common stock were reserved for issuance under the Directors' Plan. The number of authorized shares is subject to automatic increase, on the first trading day of each of the five calendar years beginning in 1998 and ending in 2002 in an amount equal to 50,000 shares of common stock or such lesser amount as the Board of Directors may establish. The Directors' Plan provides for the grant of nonqualified stock options (NSOs) to non-employee directors of the Company. The Directors' Plan provides that each person who is a non-employee director on the date of the offering and each person who first becomes a non-employee director of the Company after the date of the offering shall be granted NSOs to purchase 15,000 shares of common stock (the "First Option"). Thereafter, on the first day of each fiscal year, commencing fiscal year 1998, each non-employee director shall be automatically granted an additional option to purchase 5,000 shares of common stock (a "Subsequent Option") if, on such date, he or she shall have served on the Company's Board of Directors for at least six months. The First Options and Subsequent Options generally vest over 36 and 12 months, respectively, and have 10-year terms. The exercise price of such options shall be equal to the fair market value of the Company's common stock on the date of grant of the

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

option. The Plan has a 10-year term unless terminated earlier. A summary of the Company's stock option activity and related information follows:

                                                                        WEIGHTED
                                         SHARES UNDER                   AVERAGE
                                         OUTSTANDING      PRICE PER     EXERCISE
                                           OPTIONS          SHARE        PRICE
                                         ------------    -----------    --------
Balance at January 1, 1995.............     167,127             0.33      0.33
Options granted........................     341,643             0.33      0.33
Options canceled.......................     (11,969)            0.33      0.33
                                          ---------      -----------      ----
Balance at December 31, 1995...........     496,801             0.33      0.33
Options granted........................     182,413      0.33 - 0.99      0.58
Options exercised......................     (67,999)            0.33      0.33
Options canceled.......................      (6,090)     0.33 - 0.99      0.38
                                          ---------      -----------      ----
Balance at December 31, 1996...........     605,125      0.33 - 0.99      0.40
Options granted........................     710,004      0.99 - 13.50     2.08
Options exercised......................    (126,188)     0.33 - 0.99      0.55
Options canceled.......................     (19,852)     0.33 - 0.99      0.67
                                          ---------      -----------      ----
Balance at December 31, 1997...........   1,169,089      0.33 - 13.50     1.40
                                          =========      ===========      ====

     The following table summarizes information about the stock options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                    ------------------------------------   (WITHOUT RESTRICTION)
                                   WEIGHTED                ----------------------
                                    AVERAGE     WEIGHTED                WEIGHTED
                      NUMBER       REMAINING    AVERAGE                 AVERAGE
    RANGE OF        OUTSTANDING   CONTRACTUAL   EXERCISE    NUMBER      EXERCISE
 EXERCISE PRICES    12/31/1997       LIFE        PRICE      VESTED       PRICE
 ---------------    -----------   -----------   --------   ---------   ----------
 $ 0.33 -  0.99      1,104,089     8.5 years     $ 0.72     508,373      $0.47
 $11.50 - 13.50         65,000     9.8 years     $12.88          --         --
                     ---------                              -------
 $ 0.33 - 13.50      1,169,089     8.6 years     $ 1.40     508,373      $0.47
                     =========                              =======

     Deferred compensation of approximately $3.9 million was recorded during 1997 representing the difference between the exercise prices of options granted during that period and the deemed fair market value.

     Options of 96,845 shares had been exercised as of December 31, 1997 for which the underlying stock continues to be restricted. At December 31, 1997 847,706 shares remain available for grant.

     Pro forma information regarding net loss and loss per share required by Statement 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.4%, 6.5% and 6.3%, expected volatility of 57%, 0% and 0%, and expected option lives of four years and dividend yields of 0.0%.

     The weighted average fair value of options granted during 1997, 1996 and 1995 was $6.60, $0.17 and $0.11 per option, respectively.

     Under Statement 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

fair value of the options is amortized to expense over the options' vesting period or upon the achievement of certain milestones):

                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------
                                             1997          1996          1995
                                             ----          ----          ----
Net loss:
  As reported...........................  $(2,675,857)  $(4,146,763)  $(4,149,973)
  Pro forma.............................   (2,914,188)   (4,170,558)   (4,158,556)
Basic and diluted net loss per share:
  As reported...........................        (0.55)        (1.65)        (1.67)
  Pro forma.............................        (0.60)        (1.65)        (1.67)
Pro forma basic and diluted net loss per
  share:
  As reported...........................        (0.31)        (0.55)        (0.58)
  Pro forma.............................        (0.33)        (0.56)        (0.58)

     The Statement 123 pro forma disclosures above are not necessarily indicative of future pro forma disclosures because of the manner in which the pro forma impact of Statement 123 calculations is phased in over time.

  Stock Warrants

     In connection with sales of Series A shares in 1995 and 1994, the Company issued stock warrants to certain shareholders at an aggregate purchase price of $0.003 per share to purchase 413,191 shares of common stock at an exercise price of $0.33 per share.

     During 1996, the Company issued warrants to purchase 114,342 shares of common stock at exercise prices ranging from $0.003 to $6.60 per share and 163,636 Series A shares at an exercise price of $6.60 per share. These warrants were issued in connection with certain collaborative agreements and the leasing of office and research facilities. Vesting of the warrants to purchase 75,757 shares of common stock and warrants to purchase 163,636 shares of Series A stock is contingent upon the achievement of certain milestones. The weighted average grant-date fair value ranges from $0.99 to negligible per share, and negligible per share for common stock and Series A shares, respectively. Warrants to purchase 31,818 shares of Series A Preferred Stock were issued in 1994. (See
Note 7.) Additional warrants to purchase 454,533 shares of Series B Preferred Stock were issued in 1996. (See Note 9.)

     The Company recognizes research and development expense for the calculated fair value of milestone specific warrants, for which milestone achievement has been deemed probable by management. No warrant-related milestones were reached in 1997. Final valuation of the warrant costs is calculated at the actual achievement of these milestones based on the fair value of the underlying stock at that date.

     In connection with the Offering, all Series A and Series B share warrants were converted to warrants to purchase common shares on a share-for-share basis. 445,139 shares of common stock were issued upon the net exercise of 483,008 stock warrants, during 1997. The number of common shares purchased reflect the difference between the aggregate exercise price of the warrants and the market price per share of the common stock of the aggregate number of shares purchasable under the warrant.

     The Company had 694,512 common stock warrants outstanding as of December 31, 1997 at a weighted average exercise price of $8.04 which expire between 2001 and 2008.The Company had no Series A or Series B share warrants outstanding as of December 31, 1997. Common stock, Series A share and Series B

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

share warrants outstanding at December 31, 1996 were 527,533, 195,454, and 454,533, respectively, at weighted average exercise prices of $.075, $6.07 and $9.90 per share, respectively.

  Stock Repurchase Agreements

     Since its inception, the Company has sold approximately 945,185 shares of common stock at a price of $0.017 per share to employees and scientific founders of the Company under agreements which allow the Company, at its option, to repurchase the shares at the original purchase price if the employment or consulting relationship with the Company ceases for any reason. Under the repurchase agreements, the shares subject to repurchase are generally reduced in cumulative pro rata increments over a four-year period beginning at the issuance date. As of December 31, 1997 and 1996, 177,223 shares and 413,516 shares, respectively, were subject to repurchase.

     Under the terms of all of the repurchase agreements, if the Company is acquired by merger, consolidation, or sale of assets, the repurchase agreements will cease to apply.

  Shares Reserved

     Common stock was reserved for the following purposes:

                                                          DECEMBER 31,
                                                              1997
                                                          ------------
Stock options...........................................   2,016,795
Warrants to purchase common stock.......................     694,512
Employee Stock Purchase Plan............................     125,000
License, technology, and patent rights agreements.......      34,838
Conversion of preferred stock...........................         -0-
Warrants to purchase preferred stock which are
  Convertible to common.................................         -0-
                                                           ---------
                                                           3,871,145
                                                           =========

  Net Loss

     Basic and diluted loss per share is calculated using the average number of common shares outstanding (see Note 1). Pro forma and basic as diluted loss per share is computed on the basis of the average number of common shares outstanding plus the effect of convertible preferred shares using the "if-converted" method as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                             1997          1996          1995
                                             ----          ----          ----
Net loss (A)............................  $(2,675,857)  $(4,146,763)  $(4,149,973)
                                          ===========   ===========   ===========

Weighted average outstanding:
  Common stock (B)......................    4,891,342     2,520,668     2,486,746
  Convertible preferred stock...........    3,863,396     4,969,433     4,633,075
                                          -----------   -----------   -----------
Total weighted average outstanding
  (C)...................................    8,754,738     7,490,101     7,119,821
                                          ===========   ===========   ===========

Loss per share:
  Basic and diluted (A/B)...............  $     (0.55)  $     (1.65)  $     (1.67)
                                          ===========   ===========   ===========
  Pro forma basic and diluted (A/C).....  $     (0.31)  $     (0.55)  $     (0.58)

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  5. INCOME TAXES

     At December 31, 1997 and December 31, 1996, the Company had net operating loss carryforwards of approximately $9,887,000 and $7,490,000, respectively, and research and experimentation credit carryforwards of approximately $836,000 and $314,000, respectively, which begin to expire in 2009. Utilization of net operating losses and research and development tax credit carryforwards is subject to change of certain limitations under Section 382 of the Internal Revenue Code. During the period 1995 through 1997, the Company experienced ownership changes as defined by the Revenue Code. Accordingly, the Company's use of losses incurred through the date of any ownership changes will be limited during the carryforward period.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $1,104,000 and $1,475,000 during 1997 and 1996, respectively. The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
Deferred tax assets:
Net operating loss carryforwards......................  $3,361,000   $2,547,000
Research and experimentation credit and foreign tax
  credit carryforwards................................     861,000      339,000
Deferred revenue......................................     373,000      448,000
Financial statement expenses not deducted on tax
  return..............................................     162,000       33,000
                                                        ----------   ----------
                                                         4,757,000    3,367,000
                                                        ----------   ----------
Deferred tax liabilities:
Depreciation..........................................      37,000       34,000
Tax return expenses not charged against financial
  statements..........................................      96,000          -0-
                                                        ----------   ----------
                                                           133,000       34,000
                                                        ----------   ----------
Net deferred tax asset................................   4,624,000    3,333,000
Less valuation allowance..............................  (4,624,000)  (3,333,000)
                                                        ----------   ----------
Net deferred tax assets...............................  $      -0-   $      -0-

 6. 401(K) PLAN

     The Company has a 401(k) defined contribution plan (the Plan), as defined by the Internal Revenue Code. The Plan is for the benefit of all qualifying employees and permits voluntary contributions (by the employees) of up to 15% of their base salary (as defined by the Plan). The Company did not match contributions before fiscal 1998. Effective January 1, 1998, the Company implemented a 401(k) matching program whereby the Company contributes twenty-five cents for each dollar a participant contributes, with a maximum contribution of 2% of a participant's earnings.

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 7. LONG-TERM OBLIGATIONS AND COMMITMENTS

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
Capital lease obligations.............................  $2,854,215   $1,663,112
Advance from corporate partner........................   3,000,000          -0-
Bank loan.............................................   2,000,000          -0-
                                                        ----------   ----------
                                                         7,854,215    1,663,112
Less current portion of capital lease obligations.....     930,429      487,758
                                                        ----------   ----------
                                                        $6,923,786   $1,175,354
                                                        ==========   ==========

     A $1,500,000 lease line was obtained in 1996 and in 1997 the Company renegotiated the remaining lease line (of approximately $384,000) to $1,450,000, of which approximately $303,000 remained available at December 31, 1997. Both leases are secured by the underlying equipment.

     The $3 million advance from a corporate partner at December 31, 1997 represents payments received in exchange for options to license two of Corixa's early-stage cancer targets. Refer to Note 8 with regard to the terms and conditions of the advance and Note 10 with regard to subsequent events related to an extension of a license relating to one of the two early-stage cancer targets.

     As of December 31, 1997, the Company has an unsecured note that includes a commitment expiring December 31, 1998 for up to $7 million of borrowings. Borrowings under the terms of the note bear interest at a rate that is a function of either the prime rate of a major bank or federal fund rates. Under the terms of the note, the Company is required to meet minimum (i) tangible net worth, (ii) net cash calculated based upon the sum of the principal balance under the note and the greater of a multiple of the Company's net cash burn or $10,000,000, (iii) total debt to net worth ratios and (iv) current ratio. As of December 31, 1997 the Company had borrowed $2 million against the facility. The note includes provisions for quarterly interest-only payments based upon the outstanding loan balance until December 1998 followed by 48 payments of interest and principal beginning January 1999 based upon the outstanding amount on the note as of December 31, 1998. No additional amounts may be drawn against the note after December 31, 1998. As of December 31, 1997 the Company was in compliance with the note covenants.

     The Company rents office and research facilities under noncancelable operating leases which expire in January 2005. The Company has issued an irrevocable standby letter of credit in the amount of $750,000 as a security deposit on the lease. The Company has options to renew the lease for two additional terms of five years each.

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Minimum future rental payments under all lease agreements at December 31, 1997 are as follows:

                                                      CAPITAL       OPERATING
              YEAR ENDED DECEMBER 31,                  LEASES        LEASES
              -----------------------                ----------    -----------
1998...............................................  $1,226,229    $ 1,322,200
1999...............................................   1,010,732      2,447,508
2000...............................................     809,315      2,466,114
2001...............................................     403,054      2,540,097
2002...............................................         -0-      2,616,300
Thereafter.........................................         -0-      5,589,543
                                                     ----------    -----------
Total minimum payments.............................  $3,449,330    $16,981,762
                                                                   ===========
Less interest......................................     595,115
                                                     ----------
Present value of minimum lease payments............   2,854,215
Less current portion...............................     930,429
                                                     ----------
Capital lease obligations, less current portion....  $1,923,786
                                                     ==========

     Rent expense was $1,532,282, $638,037 and 364,240, for the years ended December 31, 1997, 1996 and 1995, respectively.

 8. SCIENTIFIC COLLABORATIVE AND LICENSE AGREEMENTS

     The Company has various collaborative research agreements with academic universities and research institutions, which expire at various intervals through 1999. Certain agreements stipulate the reimbursement by the Company of research costs incurred by these universities and institutions on behalf of the Company. Included in research and development expenses for the years ended December 31, 1997, 1996 and 1995 are reimbursements approximating $1,800,000, $1,400,000 and $900,000, respectively. Certain 1997 collaborative agreements extend into fiscal years 1998 and 1999, as of December 31, 1997 the Company is committed to reimburse these universities and institutions approximately $600,000 and $130,000 in 1998 and 1999, respectively.

     The Company has entered into certain license agreements and obtained options to negotiate license agreements under the terms of which the Company received license, technology, and patent rights. During 1997, 1996 and 1995, the Company paid initial license and/or option fees approximating $480,000, $185,000 and $80,000, respectively. The Company issued 33,328 and 36,363 shares of common stock during 1996 and 1995, (plus a commitment to issue an additional 21,212 shares, upon the achievement of certain events of which 19,697 were issued in
1997) for such rights. No shares of common stock issued during 1997 were attributable to license agreements. In conjunction with certain 1996 collaboration agreements, the Company also issued options to purchase 129,393 shares of common stock and warrants to purchase 75,757 and 163,636 shares of common stock and Series A Preferred Stock, respectively. See Note 4.

     Certain agreements call for royalty and milestone payments to be paid by the Company. The agreements are for terms from 10 to 17 years or the expiration of the last issued patent within the licensed technology, unless terminated earlier for certain specified events, as defined in the respective agreements.

     Additionally, the Company has entered into research and license agreements and granted options to other parties to negotiate license agreements under the terms of which the Company provides license, technology, and patent rights. Under the terms of the agreements, the Company will receive additional license fees, option fees and/or reimbursement of certain research and development costs through 1998. The agreements provide for one-time payments upon the achievement of certain milestones and the payment of royalties based on product sales.

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The Company entered into an exclusive option agreement ("Exclusive Option") during 1997 with a third party ("Option Partner") pursuant to which the third party agreed to advance consideration in exchange for exclusive options to license two of Corixa's early-stage programs in two undisclosed cancer targets (see Note 7). In the event such options are exercised, the consideration will be credited against future milestone payments or converted to common stock of Corixa, as per the agreement. If such options are not exercised or extended before March 1, 1998 in the case of one cancer target option or before September 1, 1998 in the case of the second cancer target option, the Company will be required to refund the consideration for the option(s) over a three-year period beginning March 2000. See Note 10 regarding a subsequent event affecting this agreement.

 9. INVESTMENTS IN AND AGREEMENTS WITH GENQUEST

     In February 1996, the Company entered a license and research collaboration agreement with GenQuest, Inc., a Delaware corporation ("GenQuest") for the purpose of discovering, characterizing, developing, and commercializing novel genes for use in the treatment, prevention, or diagnosis of cancer or pre-neoplastic cell proliferation disease.

     In February 1996, the Company acquired an aggregate of 4,412,613 shares of Series A preferred stock of GenQuest in exchange for the transfer of certain intellectual property rights in connection with the collaboration. These Series A preferred shares represent approximately 16% of GenQuest's outstanding capital stock at December 31, 1997. As a result of its ownership of Series A preferred stock of GenQuest, the Company has certain registration rights with respect to public offerings of GenQuest and rights of first offer which allow the Company to participate ratably in future issuances of stock to maintain its ownership percentage of GenQuest.

     Additionally, the Company is entitled to voting rights equivalent to the number of shares of common stock of GenQuest into which such shares of Series A preferred stock can be converted and is a party to a voting agreement among GenQuest and all but two of its stockholders. Under the terms of the voting agreement, the Company has a right to designate two of seven nominees to the Board of Directors of GenQuest and the stockholders of GenQuest who are parties to the voting agreement have agreed to vote their shares in favor of such nominees. The Company's right to designate such nominees will terminate when the Company owns less than 10% of the voting capital stock of GenQuest.

     In December 1996, the Company and GenQuest amended the license and collaboration agreement and, in connection with this amendment, entered into an administrative services and management agreement. As part of the collaboration, GenQuest has agreed to provide an aggregate of $5.7 million in funding in support of certain research and development projects conducted by the Company and GenQuest on a collaborative basis during a three year research term. Under the license agreement, the Company and GenQuest agreed to cross-license certain technologies and products owned or controlled by them as of February 1996 and technologies and products developed under the collaborative research program. The Company is required to pay GenQuest, when product sales commence, certain royalties on sales of products that use technology licensed from GenQuest, and GenQuest is required to pay the Company, when product sales commence, certain royalties on the sale of products that use technology licensed from the Company. In addition, sales of certain products developed by GenQuest using technology developed by the Company in the collaborative research program would be royalty-free.

     Additionally, the Company has agreed that certain administrative and management services will be provided to GenQuest by certain Company employees, including the Company's Chief Executive Officer, Chief Scientific Officer, Chief Operating Officer, and Chief Financial Officer, and GenQuest has agreed to reimburse the Company for such services. The management services agreement terminates upon the earlier of (i) 90 days following the expiration of the Company's right to purchase substantially all of the outstanding

                               CORIXA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

shares of GenQuest's capital stock, as described below, (ii) 90 days following the date the Company purchases GenQuest's capital stock pursuant to such right, or (iii) at the option of either Corixa or GenQuest, upon the termination of the amended license agreement.

     In December 1996, in connection with the modification of the collaboration between the Company and GenQuest and the issuance of Series B preferred stock of GenQuest to additional investors (18,309,271 shares at $0.50 per share), the Company, GenQuest and certain stockholders of GenQuest entered into a call option agreement. Under the terms of this agreement, the Company has the right to purchase a significant majority of the outstanding shares of GenQuest's capital stock held by the stockholders of GenQuest at a purchase price determined in accordance with a formula stipulated in the agreement. This right becomes effective on the earlier of June 23, 1998, the completion of a 30-day trading period following the Company's initial public offering during which the average closing sale price of a share of the Company's common stock meets the minimum requirement stipulated in the agreement, and a merger of the Company with another entity or a sale of substantially all of the Company's assets, and terminates on the earlier of January 23, 2000, the date that the Company notifies GenQuest that it will not exercise this right, the closing of the initial public offering of GenQuest, and 10 days following a merger of or sale of assets by the Company.

     In conjunction with the relationship between the Company and GenQuest, the Company issued warrants to purchase 454,533 shares of the Company's Series B shares at a price of $9.90 per share. The warrants expire on the earlier of December 23, 2001 or certain events as specified in the warrant agreements. A receivable of $652,000 from GenQuest, which represents the outstanding amount due for the warrants, is included in equity at December 31, 1997. This receivable will be paid over the two remaining years of the three-year funding life of the current collaborative agreement out of the proceeds therefrom. Amounts expected to be applied against the receivable in 1998 and 1999 approximate $326,000 per year. Approximately $488,000 was applied against the receivable in the year ended December 31, 1997.

     The Company's investment in GenQuest is recorded in the balance sheet at $-0-, which was the historical cost of the technology exchanged for the preferred stock of GenQuest issued to the Company. The Company did not recognize the increased value of its equity investment resulting from the GenQuest issuance of Series B preferred stock due to uncertainty regarding its ultimate realization.

     In 1997 and 1996, the Company recognized other income of $325,000 and $300,000, respectively, as a result of administrative services provided to GenQuest.

     In conjunction with its collaborative agreement with GenQuest, the Company's 1997 results include collaborative revenue and research and development expenses of approximately $1,932,000 and $2,420,000, respectively. Additionally, the Company recognized $488,000 in warrant amortization during 1997. The Company did not recognize collaborative revenue or research and development expenses relating to GenQuest in 1996.

10. SUBSEQUENT EVENTS

     Pursuant to the Exclusive Option discussed in Note 8, the subject Option Partner for an early-stage cancer target advanced $2 million to the Company in January 1998 to extend the first option expiration from March 1, 1998 to September 1, 1999. In the event the option is exercised, this additional consideration will be creditable against future milestone payments or converted to common stock of Corixa, as per the agreement. Pursuant to the Exclusive Option, if the subject early-stage cancer target option expires unexercised, the Company will be required to refund this consideration in equal annual installments over a three-year period beginning March 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Executive Officers" in the Company's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1) Report of Ernst & Young, L.L.P., independent auditors
        Balance Sheet as of December 31, 1997, 1996 and 1995.
        Statement of Operations -- Years Ended December 31, 1997, 1996 and 1995. Statement of Stockholders' Equity -- Years Ended December 31, 1997, 1996
         and 1995.
        Statement of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995.
         Notes to Consolidated Financial Statements.

     (2) Report of KPMG Peat Marwick, L.L.P., independent auditors
        Statement of Operations -- From September 8, 1994 (inception to date) to
         December 31, 1994.
        Statement of Stockholders' Equity -- Year Ended December 31, 1994.
         Statement of Cash Flows -- Year Ended December 31, 1994.

     (3) Financial Statement Schedules
         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (4) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         4.2*      Amended and Restated Certificate of Incorporation of
                   Registrant
         4.3*      Bylaws of Registrant
         5.1*      Specimen Common Stock Certificate
        10.1*      1994 Amended and Restated Stock Option and Restricted Stock
                   Plan and forms of stock purchase and stock option agreement
        10.2*      1997 Directors' Stock Option Plan and form of stock option agreement
        10.3*      1997 Employee Stock Purchase Plan and form of subscription agreement
        10.4*      Corixa Corporation 401(k) Savings & Retirement Plan
        10.5*      Form of Indemnification Agreement
        10.6*      Amended and Restated Investors' Rights Agreement dated as of
                   May 10, 1996 between Registrant and certain holders of its capital stock
        10.7*      Lease Agreement dated October 28, 1994 and amended December
                   29, 1995 between Registrant and Fred Hutchinson Cancer
                   Research Center
        10.8*      Lease Agreement dated May 31, 1996 between Registrant and
                   Health Science Properties, Inc.
        10.9+*     Tuberculosis Collaboration and License Agreement between
                   Registrant and SmithKline Beecham Biologicals S.A. dated
                   October 6, 1995
        10.10+*    Tuberculosis Collaboration and License Agreement Extension
                   between Registrant and SmithKline Beecham Biologicals S.A.
                   dated February 25, 1997
        10.11+*    Option Agreement between Registrant and SmithKline Beecham
                   Biologicals S.A. dated March 1, 1997
        10.12+*    Special Biologicals and Material Transfer Agreement between
                   Registrant and SmithKline Beecham Biologicals S.A. dated
                   March 1, 1997
        10.13+*    Breast Cancer Collaboration and License Agreement between
                   Registrant and SmithKline Beecham Biologicals S.A. dated
                   March 1, 1997

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.14+*    Prostate Cancer Collaboration and License Agreement between
                   Registrant and SmithKline Beecham Biologicals S.A. dated
                   March 1, 1997
        10.15+*    Research Collaboration and License Agreement between
                   Registrant and CellPro, Incorporated dated November 1, 1995
        10.16+*    First Amendment to Research Collaboration and License
                   Agreement between Registrant and CellPro, Incorporated dated
                   January 1, 1997
        10.17+*    Research Agreement between Registrant and ZymoGenetics, Inc.
                   dated September 30, 1996
        10.18+*    Licensing Agreement between Registrant and Dana-Farber
                   Cancer Institute, Inc. dated January 1, 1995
        10.19+*    License, Development and Supply Agreement between Registrant and Abbott Laboratories dated July 24, 1997
        10.20+*    Option and License Agreement between Registrant and Pasteur
                   Merieux Connaught dated December 23, 1996
        10.21*     Amendment to Option and License Agreement between Registrant and Pasteur Merieux Connaught dated March 28, 1997
        10.22+*    Amended and Restated License and Research Collaboration
                   Agreement dated December 23, 1996 between Registrant and
                   GenQuest, Inc.
        10.23+*    Amendment No. 1 to the Amended and Restated License and
                   Research Collaboration Agreement dated January 1, 1997 by
                   and between Registrant and GenQuest, Inc.
        10.24*     Form of Amended and Restated Call Option Agreement dated
                   December 23, 1996 by and among Registrant, GenQuest, Inc.
                   and investors of GenQuest listed on Exhibit A thereto
        10.25+*    Amended and Restated Administrative Services and Management
                   Agreement dated December 23, 1996 by and between Registrant and GenQuest, Inc.
        10.26+*    Amended and Restated Research Services and Intellectual
                   Property Agreement effective as of January 1, 1997 by and
                   between Registrant and the Infectious Disease Research
                   Institute
        10.27+*    License Agreement dated November 20, 1995 by and between
                   Registrant and Health Research, Inc.
        10.28*     Amendment No. 1 to License Agreement dated January 1, 1997 by and between Registrant and Health Research, Inc.
        10.29+*    License Agreement dated May 22, 1996 by and among
                   Registrant, Southern Research Institute and University of
                   Alabama at Birmingham Research Foundation
        10.30+*    Amendment No. 1 to License Agreement dated April 30, 1997 by and among Registrant, Southern Research Institute and
                   University of Alabama at Birmingham Research Foundation
        10.31      Loan Agreement dated December 29, 1997 between Registrant
                   and the Sumitomo Bank, Limited
        10.32(1)   Letter Agreement dated December 31, 1997 between Registrant and Pasteur Merieux Connaught.
        10.33(1)   Letter Agreement dated December 23, 1997 between Registrant and SmithKline Beecham, Biologicals S.A.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        23.1       Consent of Ernst & Young LLP, Independent Auditors
        23.2       Consent of KPMG Peat Marwick LLP, Independent Auditors
        27.1       Financial Data Schedule

---------------

 (*) Incorporated by reference from identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-32147), declared effective by the Securities and Exchange Commission on October 2, 1997.

 (+) Confidential treatment granted by order effective October 2, 1997.

 (1) Confidential treatment requested.

     (b) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORIXA CORPORATION

                                          By: /s/  MICHELLE BURRIS

                                            ------------------------------------
                                            Michelle Burris
                                            Vice President and Chief Financial
                                              Officer
Date: March 6, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Gillis and Michelle Burris, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                     TITLE                    DATE
                       ---------                                     -----                    ----

                   /s/ STEVEN GILLIS                          President and Chief         March 6, 1998
--------------------------------------------------------  Executive Officer (Principal
                     Steven Gillis                             Executive Officer)

                  /s/ MICHELLE BURRIS                       Vice President and Chief      March 6, 1998
--------------------------------------------------------  Financial Officer (Principal
                    Michelle Burris                         Financial and Accounting
                                                                    Officer)

                    /s/ MARK MCDADE                                 Director              March 6, 1998
--------------------------------------------------------
                      Mark McDade

                    /s/ JOSEPH LACOB                                Director              March 6, 1998
--------------------------------------------------------
                      Joseph Lacob

                   /s/ ARNOLD ORONSKY                               Director              March 6, 1998
--------------------------------------------------------
                     Arnold Oronsky

                   /s/ ANDREW SENYEI                                Director              March 6, 1998
--------------------------------------------------------
                     Andrew Senyei

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                             DESCRIPTION                               PAGE
    -------                            -----------                           ------------
     4.2*      Amended and Restated Certificate of Incorporation of
               Registrant..................................................
     4.3*      Bylaws of Registrant........................................
     5.1*      Specimen Common Stock Certificate...........................
    10.1*      1994 Amended and Restated Stock Option and Restricted Stock
               Plan and forms of stock purchase and stock option
               agreement...................................................
    10.2*      1997 Directors' Stock Option Plan and form of stock option agreement...................................................
    10.3*      1997 Employee Stock Purchase Plan and form of subscription agreement...................................................
    10.4*      Corixa Corporation 401(k) Savings & Retirement Plan.........
    10.5*      Form of Indemnification Agreement...........................
    10.6*      Amended and Restated Investors' Rights Agreement dated as of
               May 10, 1996 between Registrant and certain holders of its capital stock...............................................
    10.7*      Lease Agreement dated October 28, 1994 and amended December
               29, 1995 between Registrant and Fred Hutchinson Cancer
               Research Center.............................................
    10.8*      Lease Agreement dated May 31, 1996 between Registrant and
               Health Science Properties, Inc..............................
    10.9+*     Tuberculosis Collaboration and License Agreement between
               Registrant and SmithKline Beecham Biologicals S.A. dated
               October 6, 1995.............................................
    10.10+*    Tuberculosis Collaboration and License Agreement Extension
               between Registrant and SmithKline Beecham Biologicals S.A.
               dated February 25, 1997.....................................
    10.11+*    Option Agreement between Registrant and SmithKline Beecham
               Biologicals S.A. dated March 1, 1997........................
    10.12+*    Special Biologicals and Material Transfer Agreement between
               Registrant and SmithKline Beecham Biologicals S.A. dated
               March 1, 1997...............................................
    10.13+*    Breast Cancer Collaboration and License Agreement between
               Registrant and SmithKline Beecham Biologicals S.A. dated
               March 1, 1997...............................................
    10.14+*    Prostate Cancer Collaboration and License Agreement between
               Registrant and SmithKline Beecham Biologicals S.A. dated
               March 1, 1997...............................................
    10.15+*    Research Collaboration and License Agreement between
               Registrant and CellPro, Incorporated dated November 1,
               1995........................................................
    10.16+*    First Amendment to Research Collaboration and License
               Agreement between Registrant and CellPro, Incorporated dated
               January 1, 1997.............................................
    10.17+*    Research Agreement between Registrant and ZymoGenetics, Inc.
               dated September 30, 1996....................................
    10.18+*    Licensing Agreement between Registrant and Dana-Farber
               Cancer Institute, Inc. dated January 1, 1995................
    10.19+*    License, Development and Supply Agreement between Registrant and Abbott Laboratories dated July 24, 1997.................
    10.20+*    Option and License Agreement between Registrant and Pasteur
               Merieux Connaught dated December 23, 1996...................
    10.21*     Amendment to Option and License Agreement between Registrant and Pasteur Merieux Connaught dated March 28, 1997..........

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                             DESCRIPTION                               PAGE
    -------                            -----------                           ------------
    10.22+*    Amended and Restated License and Research Collaboration
               Agreement dated December 23, 1996 between Registrant and
               GenQuest, Inc...............................................
    10.23+*    Amendment No. 1 to the Amended and Restated License and
               Research Collaboration Agreement dated January 1, 1997 by
               and between Registrant and GenQuest, Inc....................
    10.24*     Form of Amended and Restated Call Option Agreement dated
               December 23, 1996 by and among Registrant, GenQuest, Inc.
               and investors of GenQuest listed on Exhibit A thereto.......
    10.25+*    Amended and Restated Administrative Services and Management
               Agreement dated December 23, 1996 by and between Registrant and GenQuest, Inc...........................................
    10.26+*    Amended and Restated Research Services and Intellectual
               Property Agreement effective as of January 1, 1997 by and
               between Registrant and the Infectious Disease Research
               Institute...................................................
    10.27+*    License Agreement dated November 20, 1995 by and between
               Registrant and Health Research, Inc.........................
    10.28*     Amendment No. 1 to License Agreement dated January 1, 1997 by and between Registrant and Health Research, Inc..........
    10.29+*    License Agreement dated May 22, 1996 by and among
               Registrant, Southern Research Institute and University of
               Alabama at Birmingham Research Foundation...................
    10.30+*    Amendment No. 1 to License Agreement dated April 30, 1997 by and among Registrant, Southern Research Institute and
               University of Alabama at Birmingham Research Foundation.....
    10.31      Loan Agreement dated December 29, 1997 between Registrant
               and the Sumitomo Bank, Limited..............................
    10.32(1)   Letter Agreement dated December 31, 1997 between Registrant and Pasteur Merieux Connaught...............................
    10.33(1)   Letter Agreement dated December 23, 1997 between Registrant and SmithKline Beecham, Biologicals S.A.....................
    23.1       Consent of Ernst & Young LLP, Independent Auditors..........
    23.2       Consent of KPMG Peat Marwick LLP, Independent Auditors......
    27.1       Financial Data Schedule.....................................

---------------

(*) Incorporated by reference from identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-32147), declared effective by the Securities and Exchange Commission on October 2, 1997.

(+) Confidential treatment granted by order effective October 2, 1997.

(1) Confidential treatment requested.