Form 10-Q
period 1998-03-31
CORIXA CORP
filed 1998-05-15
CIK 1042561

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission file number 0-22891

                               CORIXA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

       DELAWARE                                            91-1654387
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                       Identification Number)


                         1124 COLUMBIA STREET, SUITE 200
                                SEATTLE, WA 98104
                                 (206) 754-5711
               (Address, Including Zip Code, and Telephone Number,
                      Including Area Code, of Registrant's
                          Principal Executive Offices)




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

As of May 1, 1998, there were 11,783,304 shares of the registrant's Common Stock outstanding.

                               Corixa Corporation
                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I. FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS.

               Balance Sheets as of March 31, 1998 (unaudited) and December 31. 1997................1

               Statements of Operations (unaudited) for the three months ended
               March 31, 1998 and 1997 and period from September 8, 1994 (Date of Inception) to March 31, 1998......................................................2

               Statements of Cash Flows (unaudited) for the three months ended
               March 31, 1998 and 1997 for the period from September 8, 1994
               (Date of Inception) through March 31, 1998...........................................3

               Notes to the Financial Statements....................................................4

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.....................................................6


PART II.       OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS.

        ITEM 2.       CHANGES IN SECURITIES.

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        ITEM 5.       OTHER INFORMATION.

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                     ASSETS
                                                                                 MARCH 31,         DECEMBER 31,
                                                                               ------------        ------------
                                                                                   1998                1997
                                                                               ------------        ------------
Current assets:
  Cash and cash equivalents ...............................................    $  8,281,670        $ 16,457,641
  Securities available-for-sale ...........................................      49,461,555          39,859,649
  Accounts receivable (including $171,026 and $61,706 receivable from an affiliated company at March 31, 1998
     and December 31, 1997, respectively) .................................         570,952             601,940
  Interest receivable .....................................................         673,116             134,035
  Prepaid expenses ........................................................         601,182             506,578
                                                                               ------------        ------------
Total current assets ......................................................      59,588,475          57,559,843
Property and equipment, net ...............................................       4,089,203           4,046,484

Deferred charges and deposits .............................................         182,633             200,632
                                                                               ------------        ------------
Total assets ..............................................................      63,860,311        $ 61,806,959
                                                                               ============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ................................    $  1,997,101        $  1,571,023
  Deferred revenue ........................................................         909,165           1,096,665
  Current portion of obligations and commitments ..........................       1,114,997             930,429
                                                                               ------------        ------------
Total current liabilities .................................................       4,021,263           3,598,117
Long-term obligations and commitments, less current portion ...............      10,808,250           6,923,786
Stockholders' equity:
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 11,783,304 in 1998
      and 11,774,214 in 1997 ..............................................          11,783              11,774
  Additional paid-in capital ..............................................      66,523,351          66,466,994
  Receivable for warrants .................................................        (570,119)           (651,565)
  Deferred compensation ...................................................      (2,092,507)         (2,574,949)
  Accumulated comprehensive loss ..........................................         (42,844)             (5,355)
  Deficit accumulated during development stage ............................     (14,798,866)        (11,961,843)
                                                                               ------------        ------------
Total stockholders' equity ................................................      49,030,798          51,285,056
                                                                               ------------        ------------
Total liabilities and stockholders' equity ................................    $ 63,860,311        $ 61,806,959
                                                                               ============        ============

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                                                                        PERIOD FROM
                                                 THREE MONTHS ENDED MARCH 31,        SEPTEMBER 8, 1994
                                             ---------------------------------      (DATE OF INCEPTION)
                                                 1998                1997            TO MARCH 31, 1998
                                             ------------         ------------       -----------------
Revenue:
  Collaborative agreements                   $  2,625,897         $  3,854,985         $ 22,828,244
  Government grants                               170,583              315,432            2,854,330
                                             ------------         ------------         ------------
    Total revenue                               2,796,480            4,170,417           25,682,574

Operating expenses:
  Research and development                     (5,892,749)          (3,260,000)         (39,764,328)
  General and administrative                     (546,929)            (329,748)          (4,098,189)
  In-process research and development                  --                   --             (428,059)
                                             ------------         ------------         ------------
    Total operating expenses                   (6,439,678)          (3,589,748)         (44,290,576)
                                             ------------         ------------         ------------
Loss from operations                           (3,643,198)             580,669          (18,608,002)
Interest income                                   828,495              161,602            3,625,732
Interest expense                                 (146,820)             (71,837)            (721,271)
Other income                                      124,500               92,830              904,675
                                             ------------         ------------         ------------
Net loss                                     $ (2,837,023)        $    763,264         $(14,798,866)
                                             ============         ============         ============

Basic and diluted net loss
  per share                                  $      (0.24)        $       0.29
                                             ============         ============

Shares used in computation
  of basic and diluted net loss
  per share                                    11,775,380            2,594,189
                                             ============         ============

Pro forma basic and diluted
  net loss per share                         $      (0.24)        $       0.10
                                             ============         ============

Shares used in computation
  of pro forma basic and diluted
  net loss  per share                          11,775,380            7,745,385
                                             ============         ============

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                           PERIOD FROM
                                                                                                        SEPTEMBER 8, 1994
                                                                   THREE MONTHS ENDED MARCH 31,        (DATE OF INCEPTION)
                                                                    1998                 1997           TO MARCH 31, 1998
                                                                -------------        -------------      -----------------
OPERATING ACTIVITIES
Net loss                                                        $  (2,837,023)       $     763,264        $ (14,798,866)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of deferred compensation                               482,442               88,703            1,811,288
  Depreciation and amortization                                       343,366              205,163            2,302,043
  Equity instruments issued in exchange for technology
    and services                                                       55,858                   --              232,142
  In-process research and development                                      --                   --              428,059

  Changes in certain assets and liabilities:
    Accounts payable and accrued expenses                             426,078             (292,050)           1,773,298
    Prepaid expenses                                                  (94,604)            (197,516)            (599,617)
    Deferred revenue                                                 (187,500)              17,805              909,165
    Other assets                                                       17,999             (120,569)             (93,115)
    Interest receivable                                              (539,081)                  --             (667,965)
    Accounts receivable                                                30,988              309,747             (576,103)
                                                                -------------        -------------        -------------
 Net cash provided by (used in) operating activities               (2,301,477)             774,547           (9,279,671)

INVESTING ACTIVITIES
Purchases of securities available-for-sale                        (38,514,821)          (1,646,263)        (102,741,973)
Proceeds from maturities of securities available-for-sale          19,323,264            1,500,000           43,685,414
Proceeds from sale of securities                                    9,552,162                   --            9,552,162
Purchases of property and equipment                                   (77,926)            (501,654)          (1,807,945)
Cash acquired in acquisitions                                              --                   --               29,939
                                                                -------------        -------------        -------------
Net cash used in investing activities                              (9,717,321)            (647,917)         (51,282,403)

FINANCING ACTIVITIES
Net proceeds from issuance of  stock                                      508                1,360           61,049,152
Advances and borrowings from collaborative agreements               2,000,000            3,000,000            5,000,000
Proceeds from long term debt                                        2,000,000                   --            4,000,000
Principal payments on capital leases                                 (239,127)            (162,979)          (1,636,119)
Payments on receivables for warrants                                   81,446               79,012              569,881
Other                                                                      --                   --             (139,170)
                                                                -------------        -------------        -------------
Net cash provided by financing activities                           3,842,827            2,917,393           68,843,744

Net increase (decrease) in cash and cash equivalents               (8,175,971)           3,044,023            8,281,670
Cash and cash equivalents at beginning of period                   16,457,641            2,088,226
                                                                -------------        -------------        -------------
Cash and cash equivalents at end of period                      $   8,281,670        $   5,132,249        $   8,281,670
                                                                =============        =============        =============
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                       106,215               71,837        $     680,666

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING,
 INVESTING, AND FINANCING ACTIVITIES
 Assets acquired pursuant to capital leases                     $     308,159        $     815,737        $   4,615,451
 Equity instruments issued in exchange for technology
   and services                                                        55,858                   --        $     232,142

                               CORIXA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)

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

  The accompanying unaudited financial statements of Corixa Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the information reflects all adjustments and estimates necessary for a fair presentation of the results of operations for the interim period presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements and related footnotes should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

                        NET INCOME PER SHARE CALCULATION

  The Company adopted Statement of Financial Accounting Standards ("Statement") No. 128, "Earnings per Share," in the quarter ended December 31, 1997. All pro forma losses per share amounts for all periods have been presented to conform to the Statement 128 requirements. Basic earnings per share is based on the weighted average number of common shares outstanding for the period, and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share assumes the conversion of all dilutive securities, such as options, warrants and convertible preferred stock. All outstanding Corixa preferred stock was converted to common stock at the closing of the Company's fourth quarter 1997 initial public offering. Accordingly, pro forma basic and diluted loss per share for 1997 is computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method.

                                              March 31,            March 31,
                                                1998                 1997
                                             ----------           ---------
  Net income (loss)                         $(2,837,023)           $762,968

  Weighted average outstanding:
  Common stock                               11,775,380           2,594,189
  Convertible preferred stock                         0           5,151,196
                                             ----------           ---------
  Total weighted average outstanding         11,775,380           7,745,385

  Loss per share:
    Basic and diluted                          (0.24)               0.29
    Proforma basic and diluted                 (0.24)               0.10

                              COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Comprehensive income (loss) for the quarters ended March 31, 1998 and 1997, were a loss of $2,874,512 and income of $732,269, respectively.


                                SEGMENT REPORTING

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the statement to determine whether this will have an impact on its financial statement reporting. The Company will be required to report its results according to Statement No. 131 guidance for its year-end 1998 results.


                                RECLASSIFICATIONS

  Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.


                                SUBSEQUENT EVENTS

In April 1998, the Company announced that it had agreed to terminate its ex-vivo adoptive immunotherapy collaboration agreement with CellPro, Incorporated ("CellPro"). The agreement, which covered the ex-vivo use of the Company's cancer antigens, microsphere delivery system and adjuvant technologies for the purpose of activating and propagating tumor reactive cells outside the body, was entered into in November, 1995 and provided less than 10% of the Company's fiscal year 1997 revenue. Under the terms of the termination agreement, all rights previously granted to CellPro in respect to Corixa technology in the field of adoptive immunotherapy reverted to Corixa. The Company's first quarter 1998 results included $333,000 of research and development expense connected to the termination in its arrangement with CellPro.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q, including management's discussion and analysis of financial condition and results of operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the early stage of the Company's research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products; dependence on and management of existing and future corporate partnerships; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; history of operating losses; future capital needs and uncertainty of additional funding; the Company's lack of manufacturing and marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's public disclosure filings with the Securities and Exchange Commission ("the SEC"), including the Company's Final Prospectus for its initial public offering filed with the SEC on October 2, 1997. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

        Corixa's objective is to be the leader in the discovery and commercialization of T cell vaccine products for the treatment and prevention of cancer and certain infectious diseases. The Company's strategy is to dedicate its resources to vaccine discovery and to establish corporate collaborations early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research- and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines. Since the Company's inception, approximately 89% of the Company's revenue has resulted from payments from such collaborative agreements. In particular, the Company has entered into significant corporate partnerships with SmithKline Beecham Biologicals S.A. ("SmithKline Beecham") with respect to tuberculosis and breast and prostate cancer vaccine products pursuant to which the Company may receive up to an aggregate of $65.3 million, of which up to $23 million is payable under the breast cancer collaboration, up to $23 million is payable under the prostate cancer collaboration and up to $19.3 million is payable under the tuberculosis collaboration. A substantial amount of such funding is required to be used for research and development activities pursuant to the terms of such collaborations. SmithKline Beecham may terminate either or both of the breast and prostate cancer programs in the event the Company does not meet certain scientific milestones after the second anniversary of the effective date of the respective agreements, and the tuberculosis research program as currently extended will terminate in the event SmithKline Beecham does not further extend the research as allowed under the agreement. . Additionally, since the Company's inception, approximately 11% of the Company's revenue has resulted from funds awarded through government grants. As of March 31, 1998, the Company had total stockholders' equity of $49 million.

        Corixa has entered, and intends to continue to enter, into collaborative agreements early in the vaccine development stage. The Company believes that this active corporate partnering strategy enables Corixa to maintain its focus on its fundamental strengths in vaccine discovery and research and to capitalize on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes the Company's financing requirements. When entering into such corporate partnering relationships, the Company seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Revenue recognized from inception through March 31, 1998 under the Company's collaborative agreements was approximately $22.8 million.

        The Company has experienced significant operating losses in each year since its inception. As of March 31, 1998, the Company's accumulated deficit was approximately $14.8 million. The Company may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with the Company's discovery, research and development programs, and preclinical and clinical activities. Substantially all of the Company's revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.



RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

        Total Revenue

        Revenue for the first quarter of 1998 decreased to $2.8 million from $4.2 million for the same period in 1997, a decrease of 33%. Revenue for the quarter consisted primarily of ongoing research and development revenue from partnership programs. The reduction in total revenue from first quarter 1997 primarily results from a significant technology access fee recognized upon the commencement of the Company's collaborations with SmithKline Beecham in the areas of breast cancer and prostate cancer. Revenue of $500,000 and $300,000 was recognized during the three months ended March 31, 1998 and 1997, respectively, in conjunction with the collaboration agreement with GenQuest, Inc. ("GenQuest").

        Research and Development Expenses

        Research and development expenses increased to $5.9 million for the three months ended March 31, 1998 from $3.3 million for the same period in 1997, an increase of 79%. The increase was primarily attributable to increased payroll and personnel expenses incurred as the Company hired additional research and development personnel, increased purchases of laboratory supplies, a $333,000 charge to reflect termination of a collaboration with CellPro, Inc., increased equipment depreciation and facilities expenses in connection with expansion of the Company's research efforts and included of the research and development portion of amortized deferred compensation expense associated with the grant of certain stock options. This non-cash compensation expense will continue to be recognized over the remaining vesting period of such options, through June 2001. Research and development expenses of approximately $500,000 and $300,000 were incurred during the three months ended March 31, 1998 and 1997, respectively, in conjunction with the GenQuest collaboration agreement. The Company expects research and development expenses to increase in the future to support the expansion of its research and development activities.

        General and Administrative Expenses

        General and administrative expenses increased to $547,000 for the three months ended March 31, 1998, from $330,000 for the same period in 1997, an increase of 66%. The increase was primarily due to increased expenses related to business development and the general and administrative portions of the amortized deferred compensation expense associated with the grant of certain stock options. The Company expects general and administrative expenses to increase in the future to support the expansion of its business activities.

        Interest Income

        Interest income increased to $828,000 for the three months ended March 31, 1998, from $162,000 for the same period in 1997. This increase resulted from higher average cash balances in the first three months of 1998 compared to the first three months of 1997.

        Interest Expense

        Interest expense increased to $147,000 for the three months ended March 31, 1998, from $72,000 for the same period in 1997. This increase resulted from higher loan balances and capital lease balances outstanding in 1998.

        Other Income

        Other income increased to $125,000 for the three months ended March 31, 1998, from $93,000 for the same period in 1997. The balance through March 31, 1998 consists of proceeds from management and administrative services agreements with GenQuest, Inc. and the Infectious Disease Research Institute, a not-for-profit, grant-funded private research institute, respectively, pursuant to which the Company provides services with respect to corporate management, record keeping, personnel administration, human resources and treasury services as required by such agreements.

        Deferred Compensation

        Deferred compensation of approximately $3.9 million was recorded in fiscal year 1997, representing the difference between the exercise prices of 645,000 shares of Common Stock subject to options granted during the first half of 1997 and the deemed fair value of the Company's Common Stock on the grant dates. Deferred compensation expense of approximately $482,000 and $89,000 was amortized for the three months ended March 31, 1998 and 1997, respectively.

        Option Payment

        During 1997, the Company entered into an option agreement with SmithKline Beecham pursuant to which the SmithKline Beecham agreed to advance consideration in exchange for exclusive options to license two of Corixa's early-stage cancer vaccine research programs. In the event such options are exercised, the consideration will be credited against future milestone payments or converted to Common Stock of Corixa. In January 1998, pursuant to the agreement, SmithKline Beecham advanced $2 million to extend the expiration of one of the options from March 1, 1998 until September 1, 1999. If this extended option is not exercised before September 1, 1999 and if the other option is not exercised or extended before September 1, 1998, the Company will be required to refund the consideration related to one or both option(s), as applicable, over a three-year period beginning March 2000.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception through collaborative agreements, government grants, private placements of equity securities, capital leases and an initial public offering of its Common Stock. From inception through March 31, 1998, the Company's operations have used cash of $9.3 million. The October 1997 initial public offering and preceding private placements of equity securities have provided the Company with proceeds of approximately $61.0 million. The Company has drawn $5.0 million from advances under collaborative agreements, $4.6 million through capital lease financings and $4.0 million on a bank loan. As of March 31, 1998, the Company had approximately $57.7 million in cash, cash equivalents and securities available-for-sale.

        The Company has invested $6.4 million in property and equipment since inception, including equipment acquired under capital lease financings of $4.6 million. The Company expects capital expenditures to increase over the next several years as it expands its facilities and acquires scientific equipment to support the planned expansion of its research and development efforts.

        The Company believes that the proceeds from the initial public offering, its existing capital resources, committed payments under its existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations until at least September 30, 1999. The Company intends to enter into additional corporate collaborations that will provide funding for all or a part of the Company's research and development activities. The Company's future capital requirements will depend on many factors, including, among others, the following: continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain existing, and enter into additional, corporate collaborations and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of acquiring companies with complementary technology, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the potential need to develop, acquire or license new technologies and products and other factors not within the Company's control. The Company intends to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings and capital lease transactions. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate, or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS


        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The Company will require substantial capital resources in order to conduct its operations. The Company intends to seek such additional funding through some or all of the following methods: corporate partnerships, public or private equity or debt financings and capital lease transactions. If the Company were to undertake additional equity financings significant dilution to stockholders could result. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. A substantial number of the payments to be made by Corixa's corporate partners and other licensees are dependent upon the achievement by the Company of development and regulatory milestones. Failure to achieve such milestones would have a material adverse effect on the Company's future capital needs. In addition, the Company has entered into an option agreement with SmithKline Beecham pursuant to which SmithKline Beecham has agreed to pay certain consideration in exchange for exclusive options to license two of Corixa's early-stage cancer antigen discovery programs. In January 1998, SmithKline Beecham exercised the contract extension provisions for one of the early stage cancer targets. If this option is not exercised by September 1, 1999, the Company will be required to refund the consideration attributable to such option over a three year period of time, beginning March, 2000.

        DEPENDENCE ON KEY PERSONNEL

        The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent the Company's achievement of its scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the Company's success. There can be no assurance that the Company will be able to attract or retain such individuals currently or in the future on acceptable terms, or at all, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company does not maintain "key person" life insurance on any officer, employee or consultant of the Company.

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

        UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

        Corixa is at an early stage in the development of its therapeutic, prophylactic and diagnostic products. To date, almost all of the Company's revenue have resulted from payments made under agreements with its corporate partners, and the Company expects that most of its revenue for the foreseeable future will continue to result from existing corporate partnerships and future corporate partnerships, if any. The Company has generated only minimal revenue from diagnostic product sales and no revenue from therapeutic product sales since inception. Vaccine products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all, and it will be a number of years, if ever, before Corixa will receive any significant revenue from commercial sales of such products.

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

        DEPENDENCE ON AND MANAGEMENT OF EXISTING AND FUTURE CORPORATE
        PARTNERSHIPS

        The success of Corixa's business strategy is largely dependent on its ability to enter into multiple corporate partnerships and to effectively manage the numerous relationships that may exist as a result of this strategy. Corixa has established significant relationships with several corporate partners as of March 31, 1998. For example, the Company has entered into three collaboration and license agreements with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, breast cancer and prostate cancer. In addition, Corixa has established corporate partnerships with Abbott Laboratories and Pasteur Merieux Connaught among others. The Company derived 93% and 94% of its revenue during the year ended December 31, 1997 and the quarter ended March 31, 1998, respectively, from research and development and other funding under such corporate partnerships. The termination of any of these corporate partnerships would have a material adverse effect on the Company's business, financial condition and results of operations. Several of the Company's corporate partners have entered into agreements granting them options to license certain aspects of the Company's technology. There can be no assurance that any such corporate partner will exercise its option to license such technology. The Company has also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating the Company's proprietary antigen technology. There can be no assurance that any such diagnostic corporate partnership will ever generate significant revenue. Furthermore, Corixa is currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of the Company's technologies. However, due in part to the early stage of Corixa's technologies, the process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty, and there can be no assurance that such discussions will lead to the establishment of any new corporate partnership on favorable terms, or at all, or that, if established, any such corporate partnership will result in the successful development of any of the Company's products or the generation of significant revenue.

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

        POTENTIAL DILUTION RELATED TO CORPORATE PARTNERSHIPS

        In connection with the Company's collaboration agreement with GenQuest, the Company, GenQuest and certain stockholders of GenQuest entered into a Call Option Agreement under which the Company has the right to purchase a significant majority of the outstanding shares of GenQuest's capital stock in exchange for shares of the Company's Common Stock at a purchase price determined in accordance with the Call Option Agreement. The Call Option Agreement does not obligate the Company to purchase any shares of GenQuest, nor does it preclude the Company from purchasing shares of GenQuest or the assets of GenQuest at a price different from that set forth in the Call Option Agreement. If Corixa were to exercise this right or otherwise issue shares of its capital stock in an acquisition of GenQuest, other corporate partners or any other entity, the stockholders of Corixa would face immediate and potentially significant dilution.

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

        DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT
        PROTECTION

        Corixa's success will depend in part on its ability and that of its corporate partners to obtain and enforce their respective patents and maintain trade secrets, both in the United States and in other countries. As of March 31, 1998, the Company owned or had licensed 14 issued United States patents that expire at various times between December 2008 and October 2014, 75 corresponding issued foreign patents, 114 pending United States patent applications, as well as 15 corresponding international filings under the Patent Cooperation Treaty and 220 pending foreign national patent applications. The Company has licensed certain patent applications from Southern Research Institute ("SRI") related to the Company's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. There can be no assurance that SRI will prevail in this opposition proceeding or that any patents will issue in Europe related to such technology. There can also be no assurance that the Company's or its corporate partners' current patents, or patents that issue on pending applications, will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Corixa.

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

        FLUCTUATIONS IN FUTURE EARNINGS

        Substantially all of the Company's revenue to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. The Company expects that its quarterly results will vary as it enters new agreements, and receives license and/or milestone payments. The Company expects operating expenses to continue to increase as it adds to the number and scope of its research and development programs, enters into clinical trials and as it adds additional laboratory and office space. In addition, payments under corporate partnerships and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

        GOVERNMENT REGULATION

       The preclinical testing and clinical trials of any products developed by the Company or its corporate partners and the manufacturing, labeling, sale, distribution, export or import, marketing, advertising and promotion of any new products resulting therefrom are subject to rigorous regulation by federal, state and local governmental authorities in the United States, the principal one of which is the U.S. Food and Drug Administration ("FDA"), and by similar agencies in other countries. Any product developed by the Company or its corporate partners must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Delays in obtaining regulatory approvals or clearances would adversely affect the marketing of any products developed by the Company or its corporate partners, impose significant additional costs on the Company and its corporate partners, diminish any competitive advantages that the Company or its corporate partners may attain and adversely affect the Company's ability to receive royalties and generate revenue and profits. There can be no assurance that, even after such time and expenditures, any required approvals or clearances will be obtained for any products developed by or in collaboration with the Company. Noncompliance with applicable requirements can result in enforcement actions by the FDA including, among other things, fines, injunctions, civil penalties, recall or seizure of products, refusal of the FDA to grant pre-market clearances or approvals, withdrawal of marketing approvals and criminal prosecution. Any such action would have a material adverse effect on the Company's business, financial condition and results of operations.


        POSSIBLE VOLATILITY OF STOCK PRICE

        The market prices for securities of biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of the Company's Common Stock has been and is likely to continue to be subject to substantial volatility depending upon many factors, including announcements regarding the results of discovery efforts, preclinical and clinical activities, technological innovations or new commercial products developed by the Company or its competitors, changes in government regulations, changes in the Company's patent portfolio, developments or disputes concerning proprietary rights, changes in existing corporate partnerships or licensing arrangements, the establishment of additional corporate partnerships or licensing arrangements, the progress of regulatory approvals, the issuance of new or changed stock market analyst reports and/or recommendations, and economic and other external factors, as well as operating losses by the Company, fluctuations in the Company's financial results and the degree of trading liquidity in the Common Stock. These factors could have a material adverse effect on the Company's business, financial condition and results of operations and the price of the Company's Common Stock in the public market.

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risk factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In connection with its initial public offering of Common Stock (the "Offering") in 1997, the Company filed a Registration Statement (the "Registration Statement") on Form S-1, SEC File No. 333-32147, which was declared effective by the Commission on October 2, 1997. The net offering proceeds to the Company after deducting the total expenses was $40,778,100. The entire amount of the net proceeds has been allocated for general corporate purposes, including working capital requirements of the Company. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.        OTHER INFORMATION.

        Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    See Index to Exhibits.

               (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

CORIXA CORPORATION

Index to Exhibits for Form 10-Q for the quarter ended March 31, 1998



Exhibit No.           Exhibit Description
-----------           -------------------
10.1                  Amendment No. 1 to the Breast Cancer Collaboration and
                      License Agreement dated March 1, 1997 by and between
                      Corixa Corporation and SmithKline Beecham Biologicals S.A.

10.2                  Amendment No. 1 to the Prostate Cancer Collaboration and
                      License Agreement dated March 1, 1997 by and between
                      Corixa Corporation and SmithKline Beecham Biologicals S.A.

10.3                  Amendment No. 1 to the Option Agreement dated March 1,
                      1997 by and between Corixa Corporation and SmithKline
                      Beecham Biologicals S.A.

27.1                  Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORIXA CORPORATION

                                  By:    /s/ Michelle Burris
                                         --------------------------------------
                                         MICHELLE BURRIS
                                         VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER






Date:  May 14, 1998