Form 10-Q
period 1998-06-30
CORIXA CORP
filed 1998-08-11
CIK 1042561

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998

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

                          ____________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

As of August 6, 1998, there were 11,817,542 shares of the registrant's Common Stock outstanding.

                               Corixa Corporation

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I. FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS.

        Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997.......   1

        Statements of Operations (unaudited) for the three months ended June 30,
        1998 and 1997 and the six months ended June 30, 1998 and 1997 and period from September 8, 1994 (Date of Inception) to June 30,
        1998.......................................................................   2

        Statements of Cash Flows (unaudited) for the six months ended June 30,
        1998 and 1997 and for the period from September 8, 1994 (Date of
        Inception) through June 30, 1998...........................................   3

        Notes to the Financial Statements..........................................   4

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS....................................   6

PART II.       OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS.

        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        ITEM 5.       OTHER INFORMATION.

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                ASSETS

                                                                         JUNE 30,        DECEMBER 31,
                                                                           1998              1997
                                                                       -----------       ------------
Current assets:
  Cash and cash equivalents                                            $ 1,602,516        $16,457,641
  Securities available-for-sale                                         53,426,910         39,859,649
  Accounts receivable (including $124,753 and $61,706
     receivable from an affiliated company at June 30, 1998
     and December 31, 1997, respectively)                                  765,790            601,940
  Interest receivable                                                      789,542            134,035
  Prepaid expenses                                                         617,166            506,578
                                                                       -----------        -----------
     Total current assets                                               57,201,924         57,559,843
Property and equipment, net                                              4,704,390          4,046,484
Deferred charges and deposits                                              468,579            200,632
                                                                       -----------        -----------
     Total assets                                                      $62,374,893        $61,806,959
                                                                       ===========        ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                            $  1,980,699       $  1,571,023
  Deferred revenue                                                         500,000          1,096,665
  Current portion of obligations and commitments                         1,690,304            930,429
                                                                      ------------       ------------
     Total current liabilities                                           4,171,003          3,598,117
Long-term obligations and commitments, less current portion             11,971,974          6,923,786
Stockholders' equity:
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 11,808,752 in 1998
      and 11,774,214 in 1997                                                11,805             11,774
  Additional paid-in capital                                            66,572,942         66,466,994
  Receivable for warrants                                                        -           (651,565)
  Deferred compensation                                                 (1,708,204)        (2,574,949)
  Accumulated comprehensive loss                                           (27,124)            (5,355)
  Deficit accumulated during development stage                         (18,617,503)       (11,961,843)
                                                                      ------------       ------------
     Total stockholders' equity                                         46,231,916         51,285,056
                                                                      ------------       ------------
     Total liabilities and stockholders' equity                       $ 62,374,893       $ 61,806,959
                                                                      ============       ============

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                              PERIOD FROM
                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,     SEPTEMBER 8, 1994
                                          ----------------------------     -----------------------------  (DATE OF INCEPTION)
                                              1998            1997             1998             1997       TO JUNE 30, 1998
                                          -----------      -----------     ------------      -----------  -------------------
Revenue:
  Collaborative agreements ..........     $ 2,762,779      $ 3,084,603     $  5,388,676      $ 6,939,588     $ 25,591,023
  Government grants .................         314,753          238,139          485,336          553,571        3,169,083
                                          -----------      -----------     ------------      -----------     ------------
    Total revenue ...................       3,077,532        3,322,742        5,874,012        7,493,159       28,760,106

Operating expenses:
  Research and development ..........      (7,007,414)      (3,844,054)     (12,900,163)      (7,104,054)     (46,771,742)
  General and administrative ........        (621,843)        (449,299)      (1,168,772)        (779,047)      (4,720,032)
  In-process research and development              --               --               --               --         (428,059)
                                          -----------      -----------     ------------      -----------     ------------
    Total operating expenses ........      (7,629,257)      (4,293,353)     (14,068,935)      (7,883,101)     (51,919,833)
                                          -----------      -----------     ------------      -----------     ------------
Loss from operations ................      (4,551,725)        (970,611)      (8,194,923)        (389,942)     (23,159,727)
Interest income .....................         785,428          229,050        1,613,923          390,652        4,411,160
Interest expense ....................        (176,842)         (83,734)        (323,662)        (155,571)        (898,113)
Other income.........................         124,500           94,444          249,000          187,274        1,029,175
                                          -----------      -----------     ------------      -----------     ------------
Net income (loss) ...................     $(3,818,639)    $   (730,851)    $ (6,655,662)     $    32,413     $(18,617,505)
                                          ===========     ============     ============      ===========     ============
Basic and diluted net loss
  per share .........................     $     (0.32)    $      (0.28)    $      (0.56)     $      0.01
                                          ============    ============     ============      ===========
Shares used in computation
  of basic and diluted net loss
  per share .........................      11,793,014        2,622,891       11,785,089        2,608,540
                                          ============    ============     ============      ===========
Pro forma basic and diluted
  net loss per share ................     $      (0.32)   $      (0.09)    $      (0.56)    $       0.00
                                          ============    ============     ============      ===========
Shares used in computation
  of pro forma basic and diluted
  net loss  per share ...............      11,793,014        7,774,087       11,785,089        7,759,736
                                          ============    ============     ============      ===========

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                    PERIOD FROM
                                                                                   SIX MONTHS ENDED JUNE 30,      SEPTEMBER 8, 1994
                                                                                ------------------------------   (DATE OF INCEPTION)
                                                                                    1998               1997       TO JUNE 30, 1998
                                                                                ------------       -----------   -------------------
OPERATING ACTIVITIES
Net income (loss) .........................................................     $ (6,655,662)      $    32,412     $ (18,617,505)

Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation ...................................          866,745           371,210         2,195,591
  Depreciation and amortization ...........................................          711,514           457,530         2,670,191
  Equity instruments issued in exchange for technology and services .......           87,135           245,784           263,419
  Write-off of warrant receivable .........................................          488,676                --           488,676
  In-process research and development .....................................               --                --           428,059

  Changes in certain assets and liabilities:
    Accounts payable and accrued expenses .................................          409,678           (60,065)        1,756,898
    Prepaid expenses ......................................................         (110,587)         (143,226)         (615,600)
    Deferred revenue ......................................................         (596,667)           26,972           499,998
    Other assets ..........................................................         (267,948)         (472,097)         (379,062)
    Interest receivable ...................................................         (655,507)            1,500          (784,391)
    Accounts receivable ...................................................         (163,850)          269,811          (770,941)
                                                                                ------------       -----------     -------------
 Net cash provided by (used in) operating activities ......................       (5,886,473)          729,831       (12,864,667)

INVESTING ACTIVITIES
Purchases of securities available-for-sale ................................      (67,831,768)       (7,444,636)     (132,058,920)
Proceeds from maturities of securities available-for-sale .................       40,379,999         2,800,000        64,742,149
Proceeds from sale of securities ..........................................       13,862,739                --        13,862,739
Purchases of property and equipment .......................................       (1,061,260)         (543,395)       (2,791,279)
Cash acquired in acquisitions .............................................               --                --            29,939
                                                                                ------------       -----------     -------------
Net cash used in investing activities .....................................      (14,650,290)       (5,188,031)      (56,215,372)

FINANCING ACTIVITIES
Net proceeds from issuance of  stock ......................................           18,844            27,648        61,067,488
Proceeds from long term debt ..............................................        4,000,000                --         6,000,000
Advances and borrowings from collaborative agreements .....................        2,000,000         3,000,000         5,000,000
Principal payments on capital leases ......................................         (500,095)         (362,423)       (1,897,087)
Payments on receivables for warrants ......................................          162,889                --           651,324
Other .....................................................................               --                --          (139,170)
                                                                                ------------       -----------     -------------
Net cash provided by financing activities .................................        5,681,638         2,665,225        70,682,555

Net increase (decrease) in cash and cash equivalents ......................      (14,855,125)       (1,792,975)        1,602,516
Cash and cash equivalents at beginning of period ..........................       16,457,641         2,088,226                --
                                                                                ------------       -----------     -------------
Cash and cash equivalents at end of period ................................     $  1,602,516       $   295,251     $   1,602,516
                                                                                ============       ===========     =============
SUPPLEMENTAL DISCLOSURES
  Interest paid ...........................................................     $    234,505       $   155,571     $     808,956
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING, AND
 FINANCING ACTIVITIES
 Assets acquired pursuant to capital leases ...............................     $    308,159       $ 1,593,294     $   4,615,451
 Equity instruments issued in exchange for technology and services ........           87,135           245,784           263,419

                               CORIXA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)

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

                        NET INCOME PER SHARE CALCULATION
   The Company adopted Statement of Financial Accounting Standards ("Statement") No. 128, "Earnings per Share," in 1997. All pro forma per share amounts for all periods have been presented to conform to the Statement 128 requirements. Basic earnings per share is based on the weighted average number of common shares outstanding for the period, and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share assumes the conversion of all dilutive securities, such as options, warrants and convertible preferred stock. All outstanding Corixa preferred stock was converted to common stock at the closing of the Company's fourth quarter 1997 initial public offering. Accordingly, pro forma basic and diluted per share amounts for 1997 are computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method.

For the quarter ended June 30, 1998 and 1997:

                                                     Three Months ended
                                            June 30, 1998        June 30, 1997
                                            -------------        -------------
Net income (loss) ......................     $(3,818,639)          $ (730,851)

Weighted average outstanding:
Common stock ...........................      11,793,014            2,622,891
Convertible preferred stock ............               0            5,151,196
                                             -----------           ----------
Total weighted average outstanding .....      11,793,014            7,774,087

Loss per share:
  Basic and diluted ....................           (0.32)               (0.28)
  Proforma basic and diluted ...........           (0.32)               (0.09)


For the six months ended June 30, 1998 and 1997:

                                                     Six Months ended
                                            June 30, 1998        June 30, 1997
                                            -------------        -------------
Net income (loss) ......................    $ (6,655,662)        $     32,413

Weighted average outstanding:
Common stock ...........................      11,785,089            2,608,540
Convertible preferred stock ............               0            5,151,196
                                             -----------           ----------
Total weighted average outstanding .....      11,785,089            7,759,736

Loss per share:
  Basic and diluted ....................           (0.56)                0.01
  Pro forma basic and diluted ..........           (0.56)                0.00

                              COMPREHENSIVE INCOME
As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the requirements of Statement 130. Comprehensive income (loss) for the quarters ended June 30, 1998 and 1997, were a losses of $3,802,919 and $730,072 respectively. For the six months ended June 30, 1998 and 1997, comprehensive income (loss) was a loss of $6,677,495 and income of $2,493, respectively.

                                SEGMENT REPORTING
In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the statement to determine whether this will have an impact on its financial statement reporting. The Company will be required to report its results according to Statement No. 131 guidance for its year-end 1998 results.

                               MAJOR TRANSACTIONS
In June 1998, the Company entered into a definitive agreement to acquire GenQuest, Inc. ("GenQuest"). GenQuest, a development stage biotechnology company, is focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used as diagnostics, therapeutics, and drug screening targets in the field of oncology. Corixa will purchase GenQuest for approximately $11.8 million, $4.5 million of which will be paid in cash. The balance will be paid in approximately 1,064,186 shares of Corixa Common Stock. The Company expects the transaction to be completed in the fourth quarter of 1998.

                                SUBSEQUENT EVENTS
Subsequent to the end of the quarter, in July 1998, the Company announced that it signed an extension of its tuberculosis vaccine collaboration research agreement with SmithKline Beecham Biologicals S.A. ("SmithKline Beecham") which provides for additional research funding in the area of tuberculosis antigen discovery through August 1999. The agreement provides SmithKline Beecham with an exclusive option to license vaccine antigens discovered under the Company's Mycobacterium tuberculosis ("Mtb") antigen discovery program for use as a vaccine through August 1999. The agreement has been in place since October 1995.

In July 1998, Corixa and Pasteur Merieux Connaught ("PMC") agreed to extend PMC's option to license a protein, known as LeIF, that functions as a potent adjuvant for enhancing immune responses directed at T cell vaccine antigens. Under the terms of the extension, the option termination date was extended to the date that is the earlier of (i) 5 months following the date that Corixa receives certain research materials from PMC to allow Corixa to perform additional analysis of LeIF and (ii) December 31, 1998.

In August 1998, the Company's credit facility with Sumitomo Bank Limited ("Sumitomo"), as well as all rights and obligations thereunder, was transferred to Banque Nationale de Paris by Sumitomo.

On August 6, 1998, the Company's Registration Statement on Form S-4, filed in connection with the Company's acquisition of GenQuest, was declared effective by the Securities and Exchange Commission. Pursuant to such registration statement, the Company has registered a total of 1,080,000 shares of its Common Stock.

                                RECLASSIFICATIONS
Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q, including management's discussion and analysis of financial condition and results of operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the early stage of the Company's research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products; dependence on and management of existing and future corporate partnerships; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; history of operating losses; possible volatility of stock price; future capital needs and uncertainty of additional funding; the Company's lack of manufacturing and marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's public disclosure filings with the Securities and Exchange Commission (the "SEC"), including the Company's Final Prospectus for its initial public offering filed with the SEC on October 2, 1997, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Company's Registration Statement Form S-4 filed with the SEC on August 5, 1998. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

        Corixa's objective is to be the leader in the discovery and commercialization of T cell vaccine products for the treatment and prevention of cancers and certain infectious diseases. The Company's strategy is to dedicate its resources to vaccine discovery and to establish corporate collaborations early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research- and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines. To date, approximately 89% of the Company's revenue has resulted from payments from such collaborative agreements. In particular, the Company has entered into significant corporate partnerships with SmithKline Beecham Biologicals S.A. ("SmithKline Beecham") with respect to breast and prostate cancer vaccine products and tuberculosis vaccine products pursuant to which the Company may receive up to an aggregate of $78.8 million, of which up to $29.8 million is payable under the breast cancer collaboration, up to $29.8 million is payable under the prostate cancer collaboration and up to $19.2 million is payable under the tuberculosis collaboration. A substantial amount of such funding is required to be used for research and development activities pursuant to the terms of such collaborations. SmithKline Beecham may terminate either or both of the breast and prostate cancer programs in the event the Company does not meet certain scientific milestones after the second anniversary of the effective date of the respective agreements, and may terminate the tuberculosis research program by failing to exercise the extension thereunder at its option within the time provided by the agreement. Additionally, since the Company's inception, approximately 11% of the Company's revenue has resulted from funds awarded through government grants. As of June 30, 1998, the Company had total stockholders' equity of $46 million.

        Corixa has entered, and intends to continue to enter, into collaborative agreements early in the development process. The Company believes that this active corporate partnering strategy enables Corixa to maintain its focus on its fundamental strengths in vaccine discovery and research, capitalizes on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes the Company's financing requirements. When entering into such corporate partnering relationships, the Company seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Revenue recognized from inception through June 30, 1998 under the Company's collaborative agreements was approximately $25.6 million.

        In June 1998, the Company announced that it had signed a definitive agreement to acquire all the outstanding shares of GenQuest, a development stage biotechnology company. GenQuest is focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used as diagnostics, therapeutics, and drug screening targets in the field of oncology. Corixa is a principal stockholder in GenQuest, which was founded in July 1995 by Paul Fisher, Ph.D., Professor of Urology and Pathology at Columbia University College of Physicians and Surgeons, and Forward Ventures, a San Diego-based venture capital firm. Since 1996, Corixa and GenQuest have entered into several license and research collaboration agreements under which Corixa and GenQuest each licensed to the other, rights in certain cancer technology fields.

        Corixa will purchase GenQuest for approximately $11.9 million, approximately $4.5 million of which will be paid in cash. The balance will be paid in approximately 1,063,695 shares of Corixa common stock at a price of $6.84 per share. The share price was calculated using the average closing price of shares of Corixa common stock on the Nasdaq National Market during the 30 trading days immediately preceding and the 30 trading days including and immediately following the execution of the definitive purchase agreement on June 22, 1998. The issuance of Corixa Common Stock in connection with this acquisition may have the effect of reducing Corixa's net income per share from levels otherwise expected and could reduce the market price of the Corixa Common Stock unless revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved. Corixa anticipates closing the acquisition of GenQuest during the fourth quarter of 1998. The Company recognized a $489,000 charge in the second quarter of fiscal year 1998 to reflect a write-off of the receivable for warrants issued to purchase 454,533 shares of Corixa Common Stock associated with the collaboration with GenQuest.

        In the second quarter of 1998, the Company began the build-out of approximately 40,000 square feet of additional laboratory and office space, of which approximately half will be additional laboratory facilities. The Company intends to capitalize the $4.6 million of anticipated costs related to the build-out and expects to amortize such costs over the remaining seven years of its facilities lease beginning in the fourth quarter of 1998.

        The Company has experienced significant operating losses in each year since its inception. As of June 30, 1998, the Company's accumulated deficit was approximately $18.6 million. The Company may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with the Company's discovery, research and development programs, and preclinical and clinical activities. Substantially all of the Company's revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

        Total Revenue

        Revenue decreased to $3.1 million for the three months ended June 30, 1998 from $3.3 million for the same period in 1997, a decrease of 6%. Revenue for each period consisted primarily of ongoing research and development revenue from partnership programs. Revenue for the second quarter of 1998 decreased from the same period in 1997 due primarily to the termination of the Company's ex-vivo adoptive immunotherapy collaboration with CellPro, Incorporated ("CellPro") in the first quarter of 1998. Revenue decreased to $5.9 million for the six month period ending June 30, 1998 from $7.5 million for the first six months of 1997, a decrease of 21%. The reduction in revenue for the first six months of 1998 from the same period in 1997 is due mainly to a significant technology access fee recognized in the first quarter of 1997 upon the commencement of the Company's collaborations with SmithKline Beecham in the areas of breast cancer and prostate cancer. Corixa recognized revenue of $500,000 during each of the second quarters of 1998 and 1997 in conjunction with a collaboration agreement with GenQuest, and revenue of $1,000,000 and $800,000 was recognized during the first half of 1998 and 1997, respectively, in conjunction with this GenQuest collaboration.

        Research and Development Expenses

        Research and development expenses increased to $7.0 million for the three months ended June 30, 1998 from $3.8 million for the same period in 1997, an increase of 84%. The increase was primarily attributable to increased payroll and personnel expenses incurred as the Company hired additional research and development personnel, increases in collaboration expenses, a $489,000 charge to reflect a write-off of the receivable for warrants issued associated with the collaboration with GenQuest, and increased purchases of laboratory supplies. Research and development expenses of approximately $600,000 and $500,000 were incurred during the three months ended June 30, 1998 and 1997, respectively, in conjunction with the GenQuest collaboration agreement.

        Research and development expenses increased to $12.9 million for the six month period ended June 30, 1998 from $7.1 million for the same period in 1997, an increase of 82%. The increase was primarily due to increased payroll and personnel expenses, increases in collaboration expenses, increased purchases of laboratory supplies and increased deferred compensation costs associated with the amortization of certain stock option grants. Additionally, increased research and development expense for the six month period includes the second quarter charge to reflect write off the receivable for warrants issued associated with the GenQuest collaboration and a $330,000 charge in the first quarter to reflect expenses associated with termination of the collaboration with CellPro. The non-cash compensation expense associated with the stock option grant amortization will continue to be recognized over the remaining vesting period of such options, through June 2001. Research and development expenses of approximately $1,200,000 and $800,000 were incurred during the six months ended June 30, 1998 and 1997, respectively, in conjunction with the GenQuest collaboration agreement. The Company expects research and development expenses to increase in the future to support the expansion of its research and development activities.

        General and Administrative Expenses

        General and administrative expenses increased to $622,000 for the three months ended June 30, 1998, from $449,000 for the same period in 1997, an increase of 39%. For the six months ended June 30, 1998, general and administrative expenses increased to $1,169,000 from $779,000 for the same period in 1997, an increase of 50%. The increases for the three and six month periods are primarily due to increased expenses related to business development and the general and administrative portions of the amortized deferred compensation expense associated with the grant of certain stock options. The Company expects general and administrative expenses to increase in the future to support the expansion of its business activities.

        Interest Income

        Interest income increased to $785,000 for the three months ended June 30, 1998, from $229,000 for the same period in 1997. For the six months ended June 30, 1998, interest income increased to $1,614,000 from $391,000 for the same period in 1997. The increases for the three month and six month periods ended June 30, 1998 resulted from higher average cash balances in such periods in 1998 as compared to 1997 as a result of the Company's initial public offering.

        Interest Expense

        Interest expense increased to $177,000 for the three months ended June 30, 1998 from $84,000 for the same period in 1997. For the six months ended June 30, 1998, interest expense increased to $324,000 from $156,000 for the same period in 1997. The increases for the three month and six month periods ended June 30, 1998 resulted from higher loan balances and capital lease balances outstanding in such periods in 1998 as compared to such periods in 1997.

        Other Income

        Other income increased to $125,000 for the three months ended June 30, 1998 from $94,000 for the same period in 1997. Other income for the six months ended June 30, 1998 increased to $249,000 from $187,000 in the same period of 1997. Other income consists of proceeds from management and administrative services agreements with GenQuest and the Infectious Disease Research Institute, a not-for-profit, grant-funded private research institute, pursuant to which the Company provides services with respect to corporate management, record keeping, personnel administration, human resources and treasury services as required by such agreements.

        Deferred Compensation

        Deferred compensation of approximately $3.9 million was recorded in fiscal year 1997, representing the difference between the exercise prices of 645,000 shares of Common Stock subject to options granted during the first half of 1997 and the deemed fair market value of the Company's Common Stock on the grant dates. Deferred compensation expense of approximately $384,000 and $282,000 was amortized for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, deferred compensation expense of $867,000 was amortized compared to $371,000 for the six months ended June 30, 1997.

        Option Payment

        During 1997, the Company entered into an option agreement with SmithKline Beecham pursuant to which the SmithKline Beecham agreed to advance consideration in exchange for exclusive options to license two of Corixa's early-stage cancer vaccine research programs. In the event such options are exercised, the consideration will be credited against future milestone payments or converted to Common Stock of Corixa at SmithKline Beecham's election. In January 1998, pursuant to the agreement, SmithKline Beecham advanced $2 million to extend the expiration of one of the options from March 1, 1998 until September 1, 1999. If this extended option is not exercised before September 1, 1999 and if the other option is not exercised or extended before September 1, 1998, the Company will be required to refund the consideration related to one or both option(s), as applicable, over a three-year period beginning March 2000.

        Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, Corixa currently does not believe that year 2000 compliance will result in a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that Corixa or its corporate partners will not be materially adversely affected as a result of the year 2000 compliance measures or the failure of any such measures.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception through an initial public offering of its Common Stock, collaborative agreements, private placements of equity securities, debt instruments, capital leases and government grants. From inception through June 30, 1998, the Company's operations have used cash of $12.9 million. The October 1997 initial public offering and preceding private placements of equity securities have provided the Company with aggregate proceeds of approximately $61.0 million. From inception through June 30, 1998, the Company recognized approximately $28.8 million of revenue under corporate partnerships and grants. The Company has drawn $6.0 million on a bank loan, $5.0 million from advances under collaborative agreements and $4.6 million through capital lease financings. As of June 30, 1998, the Company had approximately $55.0 million in cash, cash equivalents and securities available-for-sale.

        The Company has invested $7.4 million in property and equipment since inception, including approximately $4.6 million of equipment acquired under capital lease financings. The Company expects capital expenditures to increase over the next several years as it expands its facilities and acquires scientific equipment to support the planned expansion of its research and development efforts.

        The Company believes that the proceeds from the initial public offering, its existing capital resources, committed payments under its existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations until at least September 30, 1999. There is, however, no assurance such sources of capital will be sufficient for such period of time. The Company intends to enter into additional corporate collaborations that will provide funding for all or a part of the Company's research and development activities. The Company's future capital requirements will depend on many factors, including, among others, the following: continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain existing, and enter into additional, corporate partnerships and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of acquiring companies with complementary technology; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the potential need to develop, acquire or license new technologies and products and other factors not within the Company's control. The Company intends to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings and capital lease transactions. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The Company will require substantial capital resources in order to conduct its operations. If the Company were to undertake additional equity financings significant dilution to stockholders could result. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. A substantial number of the payments to be made by Corixa's corporate partners and other licensees are dependent upon the achievement by the Company of development and regulatory milestones. Failure to achieve such milestones would have a material adverse effect on the Company's future capital needs. In addition, the Company has entered into an option agreement with SmithKline Beecham pursuant to which SmithKline Beecham has agreed to pay certain consideration in exchange for exclusive options to license two of Corixa's early-stage cancer antigen discovery programs. In January 1998, SmithKline Beecham elected to extend its option to pursue one of the two early-stage cancer targets. The second option is up for renewal in September, 1998. If this option is not exercised or extended, the Company will be required to refund the consideration attributable to such option over a three year period of time, beginning March 2000.

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

        INTENSE COMPETITION

        The biotechnology and biopharmaceutical industries are intensely competitive. Several biotechnology and biopharmaceutical companies, as well as certain research organizations, currently engage in or have in the past engaged in efforts related to the development of vaccines for the treatment and prevention of cancers and various infectious diseases, as well as the development of diagnostic products for infectious disease indications.

        Many companies, including Corixa's corporate partners, as well as academic and other research organizations, are also developing alternative therapies to treat cancers and infectious diseases and, in this regard, are competitive with the Company. Moreover, technology controlled by third parties that may be advantageous to the Company's business may be acquired or licensed by competitors of the Company, thereby preventing the Company from obtaining such technology on favorable terms, or at all.

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

        UNCERTAINTIES RELATED TO TECHNOLOGY AND PRODUCT DEVELOPMENT

        The Company's technological approach to the development of therapeutic and prophylactic vaccines for cancers and certain infectious diseases is unproven in humans. Products based on the Company's technologies are currently in the discovery, preclinical or early clinical investigation stages, and to date, neither the Company nor any of its corporate partners have conducted any clinical trials that incorporate the Company's proprietary microsphere delivery systems or its proprietary adjuvants. In addition, no therapeutic vaccines for cancers or infectious diseases targeted by the Company have been successfully commercialized by the Company or others. There can be no assurance that Corixa will be able to successfully develop effective vaccines for such diseases in a reasonable timeframe, if ever, or that such vaccine will be capable of being commercialized.

        A majority of Corixa's programs are currently in the discovery stage or in preclinical development, and only three of the Company's therapeutic vaccine products have advanced to Phase I clinical trials. The Company's vaccines have not been demonstrated to be safe or effective in clinical settings. There can be no assurance that any of the Company's programs will move beyond its current stage of development. Assuming clinical trials of any product are successful and other data are satisfactory, the Company or its applicable corporate partner will submit an application to the U.S. Food and Drug Administration ("FDA") and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years, and there can be no assurance that the FDA will approve the Company's or its corporate partner's application or will not require additional clinical trials or other data prior to approval.

        RISKS ASSOCIATED WITH ACQUISITIONS

        The merger of Corixa and GenQuest involves the integration of GenQuest's operations into Corixa's operations. The successful integration of the operations of GenQuest and Corixa following the acquisition of GenQuest by Corixa will require substantial effort from both companies, and no assurance can be given that the benefits expected from such integration will be realized. The process of integrating operations will cause a strain on Corixa's management, and could cause an interruption of, or loss of momentum in, the activities of Corixa's business. Difficulties encountered in connection with the acquisition and the integration of the operations of GenQuest could have a material adverse effect on the business, financial condition and results of operations of Corixa and the combined company. Subsequent to the acquisition, Corixa expects to incur a charge in the quarter ending September 30, 1998, currently estimated to be $10.6 million, to reflect the write-off of in-process technology. This amount is a preliminary estimate only and is therefore subject to change. In addition, there can be no assurance that Corixa will not incur additional charges in subsequent quarters to reflect costs associated with the acquisition. There can be no assurance that Corixa or the combined company will not discover adverse information concerning GenQuest subsequent to the completion of the acquisition, including, among other things, information with respect to research management policies and intellectual property controls, such as the possible inadequacy of GenQuest's current patent protection and potential patent infringement by GenQuest. Any such discovery could have a material adverse effect on the business, financial condition and results of operations of Corixa.

        In the future, Corixa may make additional acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks and strains, including difficulties in assimilating acquired operations and scientific cultures, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or strategic relationships of acquired entities. There can be no assurance that Corixa will be able to effectively manage growth, and failure to do so could have a material adverse effect on the combined company's operating results.

        POTENTIAL DILUTION

        Corixa's stockholders will experience immediate and substantial dilution as a result of the shares of Corixa Common Stock to be issued to GenQuest stockholders in connection with the Company's pending acquisition of GenQuest. The Company registered 1,080,000 shares of its Common Stock, representing approximately 9% of the outstanding Common Stock as of August 1, 1998, in connection with such acquisition. In addition, dilution will also occur upon exercise of outstanding options and warrants to purchase Corixa Common Stock. Also, if SmithKline Beecham elects to exercise either one of its options to license Corixa's early stage antigen discovery programs in cancer, Corixa may be required to issue shares of its Common Stock to SmithKline Beecham, which issuance will result in additional dilution to Corixa's stockholders.

        DEPENDENCE ON AND MANAGEMENT OF EXISTING AND FUTURE CORPORATE
        PARTNERSHIPS

        The success of Corixa's business strategy is largely dependent on its ability to enter into multiple corporate partnerships and to effectively manage the numerous relationships that may exist as a result of this strategy. Corixa has established significant relationships with several corporate partners as of June 30, 1998. For example, to date the Company has entered into three collaboration and license agreements with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, breast cancer and prostate cancer. In addition, Corixa has established corporate partnerships with Abbott Laboratories and Pasteur Merieux Connaught, among others. The Company derived 93% of its revenue for the year ended December 31, 1997 and for the first six months ended June 30, 1998, from research and development and other funding under such corporate partnerships. The termination of any of these corporate partnerships would have a material adverse effect on the Company's business, financial condition and results of operations. Several of the Company's corporate partners have entered into agreements granting them options to license certain aspects of the Company's technology. There can be no assurance that any such corporate partner will exercise its option to license such technology. The Company has also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating the Company's proprietary antigen technology. There can be no assurance that any such diagnostic corporate partnership will ever generate significant revenue. Furthermore, Corixa is currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of the Company's technologies. However, due in part to the early stage of Corixa's technologies, the process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty, and there can be no assurance that such discussions will lead to the establishment of any new corporate partnership on favorable terms, or at all, or that, if established, any such corporate partnership will result in the successful development of any of the Company's products or the generation of significant revenue.

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

        DEPENDENCE ON IN-LICENSED TECHNOLOGY

        In addition to its dependence on existing and future corporate partnerships, Corixa's success is also dependent on its ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to the development and commercialization of Corixa's products. If the Company is unable to obtain or maintain licenses to technology advantageous or necessary to the Company's business, Corixa and its corporate partners may be required to expend significant time and resources to develop or in-license similar technology, and there can be no assurance that the Company and its corporate partners will be successful in this regard. If the Company cannot acquire or develop necessary technology, it may be prevented from commercializing certain of its products.

        DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT
        PROTECTION

        Corixa's success will depend in part on its ability and that of its corporate partners to obtain and enforce their respective patents and maintain trade secrets, both in the United States and in other countries. As of June 30, 1998, the Company owned or had licensed 20 issued United States patents that expire at various times between December 2008 and August 2016, 99 corresponding issued foreign patents, 136 pending United States patent applications, as well as 16 corresponding international filings under the Patent Cooperation Treaty and 269 pending foreign national patent applications. The above numbers reflect Corixa's license from GenQuest of 3 issued United States patents that expire at various times between July 2014 and January 2016 and 37 pending United States patent applications, as well as 5 corresponding international filings under the Patent Cooperation Treaty and 32 pending foreign national patent applications. Corixa also holds an option to exclusively license cancer vaccine antigens discovered by GenQuest through December 2001. The Company has licensed certain patent applications from Southern Research Institute ("SRI") related to the Company's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. There can be no assurance that SRI will prevail in this opposition proceeding or that any patents will issue in Europe related to such technology. There can also be no assurance that the Company's or its corporate partners' current patents, or patents that issue on pending applications, will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Corixa.

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

        POSSIBLE VOLATILITY OF STOCK PRICE

        The market prices for securities of biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of the Company's Common Stock has been and is likely to continue to be subject to substantial volatility depending upon many factors, including announcements regarding the results of discovery efforts and announcements regarding the acquisition of technologies or companies, preclinical and clinical activities, technological innovations or new commercial products developed by the Company or its competitors, changes in government regulations, changes in the Company's patent portfolio, developments or disputes concerning proprietary rights, changes in existing corporate partnerships or licensing arrangements, the establishment of additional corporate partnerships or licensing arrangements, the progress of regulatory approvals, the issuance of new or changed stock market analyst reports and/or recommendations, and economic and other external factors, as well as operating losses by the Company, fluctuations in the Company's financial results and the degree of trading liquidity in the Common Stock. These factors could have a material adverse effect on the Company's business, financial condition and results of operations and the price of the Company's Common Stock in the public market.

        FLUCTUATIONS IN FUTURE EARNINGS

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risk factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and "Risk Factors" set forth in the Company's Registration Statement on Form S-4 filed with the SEC on August 5, 1998.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's Annual Meeting of Shareholders (the "Meeting") was held on June 3, 1998 in Seattle, Washington. At the Meeting the stockholders elected five directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 11,783,304 entitled to vote) are as follows: Dr. Steven Gillis (9,148,773 votes in favor, 3900 votes withheld and no abstentions); Joseph Lacob (9,148,773 votes in favor, 3900 votes withheld and no abstentions); Mark McDade (9,148,773 votes in favor, 3900 votes withheld and no abstentions); Dr. Arnold Oronsky, (9,148,773 votes in favor, 3900 votes withheld and no abstentions); and Dr. Andrew Senyei, (9,148,773 votes in favor, 3900 votes withheld and no abstentions). The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 9,141,298 votes in favor, 11,175 votes against and 200 abstentions.

ITEM 5.        OTHER INFORMATION.

        Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    See Index to Exhibits.

               (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

CORIXA CORPORATION

Index to Exhibits for Form 10-Q for the quarter ended June 30, 1998

Exhibit No.           Exhibit Description
10.4#                 Amendment No. 1 dated September 29, 1997 to the Licensing
                      Agreement dated January 1, 1998 by and between Corixa
                      Corporation and Dana-Farber Cancer Institute, Inc.
10.5                  Amendment dated May 22, 1998 to License, Development
                      and Supply Agreement dated July 24, 1997 by and between
                      Corixa Corporation and Abbott Laboratories
10.6#                 Amendment No. 2 dated June 5, 1998 to License, Development and Supply Agreement dated July 24, 1997 by and between
                      Corixa Corporation and Abbott Laboratories
10.7#                 Letter Agreement dated July 22, 1998 regarding the
                      Tuberculosis Collaboration and License Agreement by and
                      between Corixa Corporation and SmithKline Beecham
                      Biologicals S.A.
10.8                  Letter Agreement dated July 1, 1998 regarding the Option
                      and License Agreement dated December 23, 1996 by and
                      between Corixa Corporation and Pasteur Merieux Connaught.
27.1                  Financial Data Schedule

# Confidential Treatment Requested

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CORIXA CORPORATION

                                       By:  /s/ Michelle Burris
                                           -------------------------------------
                                            MICHELLE BURRIS
                                            VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

Date:  August 11, 1998