Form 10-Q
period 1998-09-30
CORIXA CORP
filed 1998-11-12
CIK 1042561

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                                 Yes [X] No [ ]

As of October 31, 1998, there were 12,939,439 shares of the registrant's common stock outstanding.

================================================================================

                               Corixa Corporation
                                      INDEX


PART I. FINANCIAL INFORMATION
                                                                                                         Page
                                                                                                         ----
        ITEM 1. FINANCIAL STATEMENTS.

        Consolidated Balance Sheets as of September 30, 1998
        (unaudited) and December 31, 1997 ...................................................              1

        Consolidated Statements of Operations (unaudited) for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 and period from September 8,
        1994 (Date of Inception) to September 30, 1998 ......................................              2

        Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1998 and 1997 and for the period from
        September 8, 1994 (Date of Inception) through September 30,
        1998 ................................................................................              3

        Notes to Unaudited Consolidated Financial Statements ................................              4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ...............................................................             10

PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS ...........................................................             20

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...................................             20

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES .............................................             20

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................             20

        ITEM 5. OTHER INFORMATION ...........................................................             20

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................................             20

SIGNATURES

PART I.     FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS


                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                            1998                    1997
                                                                         -------------          -------------
                                                                          (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents .......................................      $   4,912,179          $  16,457,641
  Securities available-for-sale ...................................         40,564,766             39,859,649
  Accounts receivable -  $89,434 and $61,706  from an affiliate
     at September 30, 1998 and December 31, 1997, respectively ....            724,389                601,940
  Interest receivable .............................................            719,234                134,035
  Prepaid expenses ................................................            600,623                506,578
                                                                         -------------          -------------

     Total current assets .........................................         47,521,191             57,559,843
Property and equipment, net .......................................          7,025,132              4,046,484

Deferred charges and deposits .....................................            154,572                200,632
                                                                         -------------          -------------
     Total assets .................................................      $  54,700,895          $  61,806,959
                                                                         =============          =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ........................      $   2,380,026          $   1,571,023
  Deferred revenue ................................................            600,000              1,096,665
  Current portion of obligations and commitments ..................          2,133,889                930,429
                                                                         -------------          -------------

     Total current liabilities ....................................          5,113,915              3,598,117
Long-term obligations and commitments, less current portion .......         11,707,243              6,923,786
Stockholders' equity:
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 12,907,738 at
       September 30, 1998 and 11,774,214 at December 31, 1997 .....             12,908                 11,774
  Additional paid-in capital ......................................         71,885,131             66,466,994
  Receivable for warrants .........................................                 --               (651,565)
  Deferred compensation ...........................................         (1,443,885)            (2,574,949)
  Accumulated other comprehensive income/(loss) ...................            198,164                 (5,355)
  Deficit accumulated during development stage ....................        (32,772,581)           (11,961,843)
                                                                         -------------          -------------

     Total stockholders' equity ...................................         37,879,737             51,285,056
                                                                         -------------          -------------

     Total liabilities and stockholders' equity ...................      $  54,700,895          $  61,806,959
                                                                         =============          =============

                               CORIXA CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               THREE MONTHS ENDED                NINE MONTHS ENDED               PERIOD FROM
                                                   SEPTEMBER 30,                    SEPTEMBER 30,             SEPTEMBER 8, 1994
                                         -----------------------------     -----------------------------      (DATE OF INCEPTION)
                                             1998             1997             1998             1997         TO SEPTEMBER 30, 1998
                                         ------------     ------------     ------------     ------------     ---------------------
Revenue:
  Collaborative agreements ............. $  1,889,898     $  3,097,335     $  7,278,574     $ 10,036,923           $ 27,480,921
  Government grants ....................      582,781          179,707        1,068,117          733,278              3,751,864
                                         ------------     ------------     ------------     ------------           ------------
    Total revenue ......................    2,472,679        3,277,042        8,346,691       10,770,201             31,232,785

Operating expenses:
  Research and development .............   (6,760,991)      (4,271,159)     (19,661,154)     (11,375,213)           (53,532,733)
  General and administrative ...........     (597,095)        (487,901)      (1,765,867)      (1,266,948)            (5,317,127)
  In-process research and development ..   (9,903,250)              --       (9,903,250)              --            (10,331,309)
                                         ------------     ------------     ------------     ------------           ------------
    Total operating expenses ...........  (17,261,336)      (4,759,060)     (31,330,271)     (12,642,161)           (69,181,169)
                                         ------------     ------------     ------------     ------------           ------------
Loss from operations ...................  (14,788,657)      (1,482,018)     (22,983,580)      (1,871,960)           (37,948,384)
Interest income ........................      800,131          214,123        2,414,054          604,775              5,211,291
Interest expense .......................     (189,144)         (86,074)        (512,806)        (241,645)            (1,087,257)
Other income ...........................       22,594          124,751          271,594          312,025              1,051,769
                                         ------------     ------------     ------------     ------------           ------------
Net loss ............................... $(14,155,076)    $ (1,229,218)    $(20,810,738)    $ (1,196,805)          $(32,772,581)
                                         ============     ============     ============     ============           ============

Basic and diluted net loss
  per share ............................ $      (1.18)    $      (0.46)    $      (1.75)    $      (0.46)
                                         ============     ============     ============     ============

Shares used in computation
  of basic and diluted net loss
  per share ............................   12,012,606        2,672,974       11,862,434        2,630,018
                                         ============     ============     ============     ============

Pro forma basic and diluted
  net loss per share ................... $      (1.18)    $      (0.16)    $      (1.75)    $      (0.15)
                                         ============     ============     ============     ============

Shares used in computation
  of pro forma basic and diluted
  net loss  per share ..................   12,012,606        7,824,170       11,862,434        7,781,214
                                         ============     ============     ============     ============

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED             PERIOD FROM
                                                                                       SEPTEMBER 30,             SEPTEMBER 8, 1994
                                                                               -----------------------------    (DATE OF INCEPTION)
                                                                                   1998             1997      TO SEPTEMBER 30, 1998
                                                                               -------------   -------------  ---------------------
OPERATING ACTIVITIES
Net loss ....................................................................  $ (20,810,738)  $  (1,196,805)    $ (32,772,581)

Adjustments to reconcile net loss to net cash used in operating activities:
  In-process research and development .......................................      9,903,250              --        10,331,309
  Amortization of deferred compensation .....................................      1,131,064         850,027         2,459,910
  Depreciation and amortization .............................................      1,092,554         770,065         3,051,231
  Equity instruments issued in exchange for technology and services .........        130,877          64,981           307,161
  Write-off of warrant receivable ...........................................        488,676              --           488,676

  Changes in certain assets and liabilities:
    Accounts receivable .....................................................       (119,062)        491,996          (726,153)
    Interest receivable .....................................................       (585,199)             --          (714,083)
    Prepaid expenses ........................................................         24,696        (502,443)         (480,317)
    Other assets ............................................................         47,106        (878,587)          (64,008)
    Accounts payable and accrued liabilities ................................        805,671         606,499         2,152,891
    Deferred revenue ........................................................       (596,665)         26,971           500,000
                                                                               -------------   -------------     -------------
 Net cash provided by (used in) operating activities ........................     (8,487,770)        232,704       (15,465,964)

INVESTING ACTIVITIES
Purchases of securities available-for-sale ..................................    (77,972,975)     (9,714,584)     (142,200,127)
Proceeds from maturities of securities available-for-sale ...................     56,509,999       5,531,553        80,872,149
Proceeds from sale of securities ............................................     20,961,377              --        20,961,377
Purchases of property and equipment .........................................     (3,267,258)       (685,080)       (4,997,277)
Purchase of subsidiary, net of cash acquired ................................     (4,735,441)             --        (4,705,502)
                                                                               -------------   -------------     -------------
Net cash used in investing activities .......................................     (8,504,298)     (4,868,111)      (50,069,380)

FINANCING ACTIVITIES
Net proceeds from issuance of  stock ........................................         52,286          69,071        61,100,930
Proceeds from long-term debt ................................................      4,000,000              --         6,000,000
Advances and borrowings from collaborative agreements .......................      2,000,000       3,000,000         5,000,000
Principal payments on capital leases ........................................       (768,569)       (584,437)       (2,165,561)
Payments on receivables for warrants ........................................        162,889         348,369           651,324
Other .......................................................................             --              --          (139,170)
                                                                               -------------   -------------     -------------
Net cash provided by financing activities ...................................      5,446,606       2,833,003        70,447,523

Net increase (decrease) in cash and cash equivalents ........................    (11,545,462)     (1,802,404)        4,912,179
Cash and cash equivalents at beginning of period ............................     16,457,641       2,088,226                --
                                                                               -------------   -------------     -------------
Cash and cash equivalents at end of period ..................................  $   4,912,179   $     285,822     $   4,912,179
                                                                               =============   =============     =============
SUPPLEMENTAL DISCLOSURES
  Interest paid .............................................................  $     393,893   $     241,645     $     968,344
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING, AND
    FINANCING ACTIVITIES
 Equity instruments issued-GenQuest acquisition .............................  $   5,236,107   $          --     $   5,236,107
 Assets acquired pursuant to capital leases .................................        308,159       1,786,321         4,615,451
 Equity instruments issued in exchange for technology and services ..........        130,877          64,981           307,161

                               CORIXA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        Corixa Corporation, a development stage company, is focused on the discovery and early clinical development of products useful in preventing, treating or diagnosing cancer and certain infectious diseases as well as immunotherapeutic products for the treatment of certain autoimmune diseases.

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Corixa Corporation ("Corixa" or the "Company") include the accounts of its wholly-owned subsidiary, Chinook, a Delaware corporation (formerly known as Chinook Acquisition Corporation) ("Chinook") created to effect the merger with GenQuest, Inc., a Delaware corporation ("GenQuest"). Pursuant to the terms set forth in the Agreement and Plan of Merger by and among the Company, Chinook and GenQuest merged with and into Chinook and the separate corporate existence of GenQuest ceased, with Chinook surviving as a wholly-owned subsidiary of Corixa. These statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

        In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the SEC.

PRINCIPLES OF CONSOLIDATION

        The merger with GenQuest was accounted for as a purchase transaction. The assets and liabilities of GenQuest have been recorded on the books of the Company at their fair market values. The operating results of the acquired business have been included in the consolidated statements of operations from September 15, 1998, the effective date of the acquisition. All significant intercompany account balances and transactions have been eliminated in consolidation. Finalization of certain aspects of the accounting treatment of the transaction is pending and such treatment may be subject to revision in the fourth quarter of 1998.

SECURITIES AVAILABLE-FOR-SALE

        The Company's investment portfolio is classified as available-for-sale. The Company's main investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. The Company invests primarily in (U.S. denominated only): commercial paper; corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and U.S. Treasury instruments with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.

MANAGEMENT OF CREDIT RISK

        The Company is subject to concentration of credit risk, primarily from its cash investments. Credit risk for cash investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

REVENUE

        Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research, development and technology access payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of related obligations. Revenue from ongoing research and co-development payments are recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments will be recognized as earned. Advance payments received under any agreements in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Two collaborative partners made up 65% and 13% of the Company's revenue during the nine month period ended September 30, 1998 and 62% and 13% during the same period in 1997.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year financial statements to conform to the 1998 presentation.

2.      BASIC AND DILUTED LOSS PER COMMON SHARE CALCULATION

        The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in 1997. All pro forma per share amounts for all periods have been presented to conform to the SFAS No. 128 requirements. All outstanding Corixa preferred stock was converted to common stock at the closing of the Company's fourth quarter 1997 initial public offering. Accordingly, pro forma basic and diluted per share amounts for 1997 are computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method. As of September 30, 1998, common stock equivalents are considered anti-dilutive and are excluded from this calculation.

  For the three months ended September 30, 1998 and 1997:


                                                         Three months ended
                                                ------------------------------------
                                                September 30,          September 30,
                                                     1998                   1997
                                                -------------          -------------
Net loss                                        $ (14,155,076)         $  (1,229,218)

Weighted average outstanding:
  Common stock                                     12,012,606              2,672,974
  Convertible preferred stock                              --              5,151,196
                                                -------------          -------------
    Total weighted average outstanding             12,012,606              7,824,170

Loss per share:
  Basic and diluted                                     (1.18)                 (0.46)
  Pro forma basic and diluted                           (1.18)                 (0.16)

For the nine months ended September 30, 1998 and 1997:


                                                          Nine months ended
                                                ------------------------------------
                                                September 30,          September 30,
                                                    1998                    1997
                                                -------------          -------------
Net loss                                        $ (20,810,738)         $  (1,196,805)

Weighted average outstanding:
  Common stock                                     11,862,434              2,630,018
  Convertible preferred stock                              --              5,151,196
                                                -------------          -------------
    Total weighted average outstanding             11,862,434              7,781,214

Loss per share:
  Basic and diluted                                     (1.75)                 (0.46)
  Pro forma basic and diluted                           (1.75)                 (0.15)


3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                           September           December 31,
                                           30, 1998                1997
                                        -------------          -------------
Laboratory equipment                    $   4,422,298          $   3,577,341
Computers and office equipment              1,741,962              1,151,114
Leasehold improvements                      1,268,764              1,256,002
Construction in progress                    2,621,297                     --
                                        -------------          -------------
Accumulated depreciation and               10,054,321              5,984,457
amortization                               (3,029,189)            (1,937,973)
                                        -------------          -------------
  Total property and equipment          $   7,025,132          $   4,046,484
                                        =============          =============


        Construction in progress includes expenditures related to leasehold improvements on the Company's leased office and research facilities.

4.      COMPREHENSIVE LOSS

        As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. Such adoption had no effect on the Company's financial condition or results of operations. Prior year financial statements have been restated to conform to the requirements of SFAS No. 130. The Company's comprehensive loss includes all items which comprise net loss plus/(minus) the unrealized holding gains/(losses) on available-for-sale securities. For the three and nine month periods ended September 30, 1998 and 1997, the Company's comprehensive loss was as follows:


                                              Three months ended                             Nine months ended
                                     ------------------------------------          ------------------------------------
                                     September 30,          September 30,          September 30,          September 30,
                                          1998                  1997                    1998                   1997
                                     -------------          -------------          -------------          -------------
Net Loss                             $ (14,155,076)         $  (1,229,218)         $ (20,810,738)         $  (1,196,805)
Other comprehensive income:
  Unrealized holding gains
   arising during period                   225,288                 31,830                203,519                  1,910
                                     -------------          -------------          -------------          -------------
Total comprehensive loss             $ (13,929,788)         $  (1,197,388)         $ (20,607,219)         $  (1,194,895)
                                     =============          =============          =============          =============

5.      ACQUISITION OF GENQUEST

        On September 15, 1998, the Company acquired all of the outstanding shares of common stock of GenQuest. GenQuest was a development stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used as diagnostics, therapeutics, and drug screening targets in the field of oncology. Prior to the acquisition, Corixa was a principal stockholder in GenQuest, which was founded in July 1995 by Paul Fisher, Ph.D., Professor of Urology and Pathology at Columbia University College of Physicians and Surgeons, and Forward Ventures, a San Diego-based venture capital firm.

        Aggregate consideration for the acquisition was approximately $10.3 million, which consisted of 1,063,695 shares of Corixa common stock, with a market value of approximately $5.2 million, approximately $4.5 million in cash, and approximately $600,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $9.9 million, and this amount was allocated to in-process research and development during the third quarter of 1998. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):


In-process research and          $ 9,903
development
Net assets acquired                  421
                                 -------
   Total purchase price          $10,324
                                 =======


        Subsequent to the issuance of the Press Release on November 9, 1998, the Company determined that the purchase price was approximately $2.1 million higher than above and originally recorded on September 30,1998. The SEC is currently reviewing the purchase price allocation assigned by the Company in recording the transaction. Upon completion of the SEC review, the Company will finalize the total purchase price and the purchase allocation.

        The following table reflects unaudited consolidated pro forma results of operations of Corixa and GenQuest on the basis that the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the respective periods. The pro forma information does not include the one-time charges for purchased in-process research and development or other transaction-related costs relating to the acquisition of GenQuest.


                                             Nine months ended
                                            September 30, 1998
                                    -----------------------------------
                                        1998                   1997
                                    ------------           ------------
Revenue                             $  7,507,683           $  9,380,647
Net loss                             (13,118,848)            (4,034,112)
Basic and diluted net loss
per share                           $      (1.02)          $      (0.46)


6.      CONTRACTS

        In July 1998, the Company announced that it signed an extension of its tuberculosis vaccine collaboration research agreement with SmithKline Beecham Biologicals S.A. ("SB Biologicals"), a division of SmithKline Beecham plc ("SmithKline Beecham"). The extension provides for additional research funding in the area of tuberculosis antigen discovery through August 1999. The agreement provides SB Biologicals with an exclusive option to license vaccine antigens discovered under the Company's Mycobacterium tuberculosis ("Mtb") antigen discovery program for use as a vaccine through August 1999. The agreement has been in place since October 1995. See Note 8 -- Subsequent Events of the Notes to Unaudited Consolidated Financial Statements and the Form 8-K filed by the Company November 10, 1998 (the "SKB Form 8-K").

        In July 1998, Corixa and Pasteur Merieux Connaught ("PMC") agreed to extend PMC's option to license Corixa's proprietary adjuvant, known as LeIF, in human vaccines, exclusively in the fields of influenza and respiratory syncitial virus and nonexclusively in the fields of AIDS, malaria and tuberculosis. Under the terms of the extension, the option termination date was extended to the date that is the earlier of (i) five months following the date that Corixa receives certain research materials from PMC and (ii) December 31, 1998.

7.      NEW ACCOUNTING STANDARDS

SEGMENT REPORTING

        In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The statement shall be effective for fiscal years beginning after December 15, 1997. Segment information for earlier years that is reported with corresponding information for the initial year of application shall be restated to conform to the requirements of Statement No. 131 unless it is impracticable to do so. Statement No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company does not anticipate that Statement No. 131 will have a significant impact on its financial statement reporting.

EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The statement standardizes the annual disclosure requirements for pensions and other postretirement benefit plans by requiring additional information on changes in the benefit obligations and fair values of the plan assets and eliminating certain disclosures that are no longer useful. It does not change the measurement or recognition of those plans. Management does not expect the adoption of this statement will have a material effect on the Company's financial condition or results of operations.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will be required to adopt SFAS No. 133 as of the quarter ended March 31, 2000. The impact of the adoption of the provisions of this statement on the Company's financial position or results of operations has not been determined.

8.      SUBSEQUENT EVENTS

SMITHKLINE BEECHAM AGREEMENT

        On October 28, 1998, the Company entered into a collaboration and license agreement with SmithKline Beecham, which superseded and significantly expanded the scope of Company's then-existing agreements with SB Manufacturing and SB Biologicals. The Company granted SmithKline Beecham an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership; provided that with respect to tuberculosis, such rights are co-exclusive with Corixa in Japan. Under the collaboration and license agreement, SmithKline Beecham agreed to provide payment for work that is performed under the Company's existing antigen discovery programs in tuberculosis, breast cancer and prostate cancer. In addition, SmithKline Beecham agreed to provide payment for work that is performed in additional programs in the following areas: (i) ovarian and colon carcinoma vaccine discovery and development programs and (ii) vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis, which causes sexually transmitted diseases, and Chlamydia pneumoniae, which is associated with the development of atherosclerosis. The discovery phase of the agreement also allows for the selection of one additional disease field to be agreed upon at a future date. The Company also granted SmithKline Beecham an exclusive worldwide license to develop, manufacture and sell vaccine products resulting from the Company's clinical program based on Her-2/neu for the treatment of breast and ovarian cancer as well as the Company's preclinical program based on Mammoglobin, a novel gene and protein associated with breast cancer. For certain of these disease areas, the Company granted SmithKline Beecham certain license rights to develop, manufacture and sell passive immune products such as T cell or antibody therapeutics and therapeutic drug monitoring products.

        SmithKline Beecham has committed to funding of $43.6 million for work that is performed in such discovery programs during the next four years. The Company and SmithKline Beecham may mutually agree to extend the research and development programs beyond the initial four year term.

        In addition, SmithKline Beecham agreed to purchase $2.5 million worth of Corixa Common Stock at a premium to its fair market value, and Corixa has the right to require SmithKline Beecham to purchase an additional $2.5 million of Common Stock, at a premium in the future. The equity component combined with the discovery program payment results in aggregate funding of $48.6 million during the first four years of the agreement. Additionally, with respect to the $5.0 million previously paid to the Company by SmithKline Beecham under the prior option agreement, which covered the fields of ovarian and colon cancer, SmithKline Beecham may elect to have Corixa repay such amount to SmithKline Beecham on September 1, 2003 or convert such amounts into the purchase of Corixa common stock at a premium.

        To the extent that certain clinical and commercial milestones in the programs are achieved, the Company is entitled to receive payments, which in the aggregate could exceed $150 million. The individual amounts of such payments vary depending on the milestones achieved and the types of product sold. The Company is also entitled to receive future royalty payments on any product sales, which royalties vary depending on the types of products sold.

        The effectiveness of the agreement is subject to the expiration or early termination of the requisite waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Company presently expects this will occur in the fourth quarter of 1998, although there can be no assurance that such events will occur within such time frame, or at all. See the SKB Form 8-K.

IMMGENICS AGREEMENT

        On November 5, 1998 Corixa announced it signed an exclusive agreement with ImmGenics Pharmaceuticals, Inc. ("ImmGenics") to utilize ImmGenics' proprietary Selected Lymphocyte Antibody Method ("SLAM") technology to develop high potency therapeutic and diagnostic monoclonal antibodies targeting Corixa's proprietary antigens in cancer and infectious disease. Under the terms of the agreement, Corixa will make research and development payments and, if certain milestones are achieved, additional milestone payments, as well as royalty streams on future product sales. In addition to the collaborative agreement, Corixa invested $1.75 million in exchange for preferred stock in ImmGenics, convertible debt and warrants, and may be required to invest an additional $1.25 million in 1999, for a total investment by Corixa of $3.0 million. Corixa may obtain additional ownership in ImmGenics over time under certain terms of the agreements.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q, including management's discussion and analysis of financial condition and results of operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the early stage of the Company's research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products; dependence on and management of existing and future corporate partnerships; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; history of operating losses; possible volatility of stock price; future capital needs and uncertainty of additional funding; the Company's lack of manufacturing and marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations; impact of alternative technological advances and competition on the collaborative relationships between the Company and its corporate partners; the potential dilutive effect of equity purchases by SmithKline Beecham to other Corixa shareholders; and the impact of the GenQuest acquisition and other acquisitions or equity purchases of early stage companies such as ImmGenics, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's public disclosure filings with the SEC, including the Company's Final Prospectus for its initial public offering filed with the SEC on October 2, 1997, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Company's Registration Statement Form S-4, as amended, filed with the SEC on August 5, 1998. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

        Corixa's objective is to be the leader in the discovery and commercialization of products useful in preventing, treating or diagnosing cancer, certain infectious diseases and certain autoimmune diseases. The Company's strategy is to dedicate its resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research-and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. As of September 30, 1998, approximately 88% of the Company's revenue has resulted from such collaborative agreements. In particular, the Company has entered into significant corporate partnerships with SB Biologicals and SB Manufacturing with respect to breast and prostate cancer vaccine products and tuberculosis vaccine products pursuant to which the Company may receive up to an aggregate of $78.8 million, of which up to $29.8 million is payable under the breast cancer collaboration, up to $29.8 million is payable under the prostate cancer collaboration and up to $19.2 million is payable under the tuberculosis collaboration. A substantial amount of such funding is required to be used for research and development activities pursuant to the terms of such collaborations. Subsequent to the end of the quarter ended September 30, 1998, Corixa and SmithKline Beecham entered into an expanded collaboration and license agreement that superseded the previous breast cancer collaboration, prostate cancer collaboration and tuberculosis collaboration. See Note 8 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements and the SKB Form 8-K. Additionally, since the Company's inception, approximately 12% of the Company's revenue resulted from funds awarded through government grants. As of September 30, 1998, the Company had total stockholders' equity of $37.9 million.

        Corixa has entered, and intends to continue to enter, into collaborative agreements early in the development process. The Company believes that this active corporate partnering strategy enables Corixa to maintain its focus on its fundamental strengths in vaccine discovery and research, capitalizes on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes the Company's financing requirements. When entering into such corporate partnering relationships, the Company seeks to cover its research and development expenses through research funding, milestone payments and collaboration agreement credit lines, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Revenue recognized from inception through September 30, 1998 under the Company's collaborative agreements was approximately $27.5 million.

        Corixa remains focused on the discovery and early clinical development of proprietary vaccine products that induce specific and potent pathogen- or tumor-reactive T cell responses for the treatment and prevention of cancer, infectious diseases and certain autoimmune diseases. The Company also intends to broaden its scope to include other strategic relationships that complement its approach to immune system based therapies for cancer, infectious diseases and autoimmune diseases.

        The Company has experienced significant operating losses in each year since its inception. As of September 30, 1998, the Company's accumulated deficit was approximately $32.8 million. The Company may incur substantial additional operating losses over, at a minimum, the next several years. Such losses have been and may continue to be principally the result of the purchase of technology, for example the GenQuest acquisition; various costs associated with the Company's discovery, research and development programs and preclinical and clinical activities. Substantially all of the Company's revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.


RESULTS OF OPERATIONS

        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Total Revenue

        Revenue decreased to $2.5 million for the three months ended September 30, 1998 from $3.3 million for the same period in 1997. Revenue for each period consisted primarily of ongoing research and development revenue from partnership programs. The reduction in revenue for the third quarter of 1998 from the same period in 1997 resulted primarily from the absence of revenue from GenQuest, due to Corixa's acquisition of GenQuest, and the termination of the Company's ex-vivo adoptive immunotherapy collaboration with CellPro, Incorporated ("CellPro") in the first quarter of 1998. In conjunction with its collaboration agreement with GenQuest, Corixa recognized no revenue during the third quarter of 1998 and revenue of $500,000 during the third quarter of 1997. Revenue decreased to $8.3 million for the nine month period ending September 30, 1998 from $10.8 million for the same period in 1997. The reduction is due mainly to a significant technology access fee recognized in the first quarter of 1997 upon the commencement of the Company's collaborations with SB Manufacturing in the areas of breast cancer and prostate cancer as well as the absence of revenue from GenQuest, due to its acquisition by Corixa. During the first nine months of 1998 and 1997, $1.0 million and $1.4 million, respectively, were recognized in conjunction with the GenQuest collaboration agreement. Corixa expects that its quarterly revenue will continue to vary depending on when and if it enters into new agreements and receives license and /or milestones payments.

Research and Development Expenses

        Research and development expenses increased to $6.8 million for the three months ended September 30, 1998 from $4.3 million for the same period in 1997. The increase was primarily attributable to increased payroll and personnel expenses incurred as the Company hired additional research and development personnel, increased collaboration and patent expenses, consulting costs, and increased purchases of laboratory supplies. In conjunction with the GenQuest collaboration agreement, no GenQuest research and development expenses were incurred during the three months ended September 30, 1998 and approximately $700,000 was incurred during the same period in 1997.

        Research and development expenses increased to $19.7 million for the nine month period ended September 30, 1998 from $11.4 million for the same period in 1997. The increase was primarily due to increased payroll and personnel expenses, increased collaboration and patent expenses, increased consulting costs, increased purchases of laboratory supplies and increased deferred compensation costs associated with the amortization of certain stock option grants. Additionally, increased research and development expense for the nine month period ended September 30, 1998 includes the second quarter $489,000 charge to reflect a write-off of the receivable for warrants issued associated with the GenQuest collaboration and a $330,000 charge in the first quarter to reflect expenses associated with termination of the collaboration with CellPro. The non-cash compensation expense associated with the stock option grant amortization will continue to be recognized over the remaining vesting period of such options, through June 2001. Research and development expenses of approximately $1.2 million and $1.7 million were incurred during the nine months ended September 30, 1998 and 1997, respectively, in conjunction with the GenQuest collaboration agreement. The Company expects research and development expenses to increase in the future to support the expansion of its research and development activities.

General and Administrative Expenses

        General and administrative expenses increased to $597,000 for the three months ended September 30, 1998, from $488,000 for the same period in 1997. For the nine months ended September 30, 1998, general and administrative expenses increased to $1.8 million from $1.3 million for the same period in 1997. The increases for the three and nine month periods ended September 30, 1998 are primarily due to increased expenses related to business development, legal fees and other costs associated with being a public company, and the general and administrative portions of the amortized deferred compensation expense associated with the grant of certain stock options. The Company expects general and administrative expenses to increase in the future to support the expansion of its business activities.

Interest Income

        Interest income increased to $800,000 for the three months ended September 30, 1998, from $214,000 for the same period in 1997. For the nine months ended September 30, 1998, interest income increased to $2.4 million from $605,000 for the same period in 1997. The increase for the three month and nine month periods ended September 30, 1998 resulted from higher average cash balances in such periods in 1998 as compared to 1997 as a result of the completion of the Company's initial public offering during the fourth quarter of 1997.

Interest Expense

        Interest expense increased to $189,000 for the three months ended September 30, 1998 from $86,000 for the same period in 1997. For the nine months ended September 30, 1998, interest expense increased to $513,000 from $242,000 for the same period in 1997. The increases for the three month and nine month periods ended September 30, 1998 were the result of higher loan and capital lease financing balances outstanding in such periods in 1998 as compared to such periods in 1997.

Other Income

        Other income decreased to $23,000 for the three months ended September 30, 1998 from $125,000 for the same period in 1997. Other income for the nine months ended September 30, 1998 decreased to $272,000 from $312,000 in the same period of 1997. These decreases were due primarily to the absence of management services revenue from GenQuest in the third quarter of 1998, as a result of the Company's acquisition of GenQuest. Other income consists of proceeds from management and administrative services agreements with GenQuest and the Infectious Disease Research Institute; a not-for-profit, grant-funded private research institute, pursuant to which the Company provides services with respect to corporate management, record keeping, personnel administration, human resources and treasury services as required by such agreements.

Deferred Compensation

        Deferred compensation of approximately $3.9 million was recorded in fiscal year 1997, representing the difference between the exercise prices of 645,000 shares of common stock subject to options granted during the first half of 1997 and the deemed fair market value of the Company's common stock on the grant dates. Deferred compensation expense of approximately $264,000 and $479,000 were amortized during the three months ended September 30, 1998 and 1997, respectively. Deferred compensation expense of $1.1 million and $800,000 were amortized during the nine months ended September 30, 1998 and 1997, respectively.

Year 2000 Compliance

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. If noncompliant systems are not modified, the result could be a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Corixa has largely completed its assessment of its internal systems affected by the Year 2000 issue and anticipates that it will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates past December 31, 1999.

        The Company has initiated communications, in the form of questionnaires, with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues. At this time, the Company cannot predict the level of Year 2000 readiness with respect to its significant suppliers and customers. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during the fiscal year 1999 in the event the Company becomes aware that one or more of these third parties fails to solve their Year 2000 issues in such a way as to materially adversely affect the operations of the Company. The total exposure of the Year 2000 issue is estimated to be less than $100,000 and will be funded through operating cash flows. To date the Company has incurred no significant costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. Management does not currently expect the Company's financial condition or results of operations will be materially adversely affected by the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through the issuance of the Company's equity securities, collaborative agreements and debt instruments. The October 1997 initial public offering and preceding private placements of equity securities have provided the Company with aggregate proceeds of approximately $61.1 million. Through September 30, 1998, the Company recognized approximately $31.2 million of revenue under corporate partnerships and grants and has drawn $6.0 million on a bank loan and $5.0 million from credit lines under collaborative agreements. From inception through September 30, 1998, the Company's operations have used cash of approximately $15.5 million.

        The Company has invested $5.0 million in property and equipment and has acquired an additional $4.6 million of equipment through capital lease financings since inception. The Company expects capital expenditures to increase over the next year as it completes its facility expansion in the first quarter of 1999. After that, capital expenditures should stabilize.

        During the nine month period ended September 30, 1998, net cash used in the Company's operations was $8.5 million, an increase of $8.7 million, compared to cash provided by operations of $233,000 for the same period of the prior year. The increase in cash used by operations was due primarily to an increase in research and development expenses. Investing activities used $8.5 million, an increase of $3.6 million, compared to $4.9 million over the same period in the prior year due primarily to the third quarter 1998 acquisition of GenQuest, as well as an increased investment in property and equipment during the second and third quarters of 1998, offset by an increase in the net proceeds provided by the sale of securities. As of September 30, 1998, the Company had approximately $45.5 million in cash, cash equivalents and securities available-for-sale. Working capital decreased to $42.4 million at September 30, 1998 from $54.0 million at December 31, 1997.

        The Company believes that its existing capital resources, committed payments under its existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations until at least September 30, 1999. There is, however, no assurance such sources of capital will be sufficient for such period of time. The Company intends to enter into additional corporate collaborations that will provide funding for all or a part of the Company's research and development activities. The Company's future capital requirements will depend on many factors, including, among others, the following: continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain existing, and enter into additional, corporate partnerships and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of acquiring companies with complementary technology; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the potential need to develop, acquire or license new technologies and products and other factors not within the Company's control. The Company intends to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings, and capital lease transactions. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The Company will require substantial capital resources in order to conduct its operations. If the Company were to undertake additional equity financings, significant dilution to stockholders could result. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. A substantial number of the payments to be made by Corixa's corporate partners and other licensees are dependent upon the achievement by the Company of development and regulatory milestones. Failure to achieve such milestones would have a material adverse effect on the Company's future capital needs.

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

    UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

        Corixa is at an early stage in the development of its therapeutic, prophylactic and diagnostic products. To date, almost all of the Company's revenue have resulted from payments made under agreements with its corporate partners, and the Company expects that most of its revenue for the foreseeable future will continue to result from existing corporate partnerships and future corporate partnerships, if any. The Company has generated only minimal revenue from diagnostic product sales and no revenue from therapeutic product sales since inception. Immunotherapeutic products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all, and it will be a number of years, if ever, before Corixa will receive any significant revenue from commercial sales of such products.

    UNCERTAINTIES RELATED TO TECHNOLOGY AND PRODUCT DEVELOPMENT

        The Company's technological approach to the development of immunotherapeutic products for cancers, certain infectious diseases and certain autoimmune diseases is unproven in humans. Products based on the Company's technologies are currently in the discovery, preclinical or early clinical investigation stages, and to date, neither the Company nor any of its corporate partners have conducted any clinical trials that incorporate the Company's proprietary microsphere delivery systems or its proprietary adjuvants. In addition, no therapeutic vaccines or other immunotherapeutic products for cancers, infectious diseases or other autoimmune diseases targeted by the Company have been successfully commercialized by the Company or others. There can be no assurance that Corixa will be able to successfully develop effective products for such diseases in a reasonable timeframe, if ever, or that such products will be capable of being commercialized.

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

    RISKS ASSOCIATED WITH ACQUISITIONS

        The merger of Corixa and GenQuest involves the integration of GenQuest's operations into Corixa's operations. The successful integration of the operations of GenQuest and Corixa following the acquisition of GenQuest by Corixa will require substantial effort from both companies, and no assurance can be given that the benefits expected from such integration will be realized. The process of integrating operations will cause a strain on Corixa's management, and could cause an interruption of, or loss of momentum in, the activities of Corixa's business. Difficulties encountered in connection with the acquisition and the integration of the operations of GenQuest could have a material adverse effect on the business, financial condition and results of operations of Corixa and the combined company. There can be no assurance that Corixa will not incur additional charges in subsequent quarters to reflect costs associated with the acquisition. There can be no assurance that Corixa or the combined company will not discover adverse information concerning GenQuest subsequent to the completion of the acquisition, including, among other things, information with respect to research management policies and intellectual property controls, such as the possible inadequacy of GenQuest's patent protection and potential patent infringement by GenQuest. Any such discovery could have a material adverse effect on the business, financial condition and results of operations of Corixa and the combined company.

        In the future, the combined company may make additional acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks and strains, including difficulties in assimilating acquired operations and scientific cultures, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or strategic relationships of acquired entities. There can be no assurance that the combined company will be able to effectively manage growth, and failure to do so could have a material adverse effect on the combined company's operating results.

    POTENTIAL DILUTION

        Potential dilution exists for the Company's stockholders. Such dilution may occur upon the future issuance of the Company's common stock, which may include, but is not limited to: the exercise of outstanding options and warrants to purchase shares of the Company's common stock, or the election by SmithKline Beecham to exercise either one of its options to license Corixa's early stage antigen discovery programs in cancer, which may require Corixa to issue shares of its common stock to elector. See Note 8 -- Subsequent Events of Notes to Unaudited Consolidated Financial Statements and the SKB Form 8-K.

    DEPENDENCE ON AND MANAGEMENT OF EXISTING AND FUTURE CORPORATE PARTNERSHIPS

        The success of Corixa's business strategy is largely dependent on its ability to enter into multiple corporate partnerships and to effectively manage the numerous relationships that may exist as a result of this strategy. Corixa has established significant relationships with several corporate partners as of September 30, 1998. For example, to date the Company has entered into collaboration and license agreements with SB Biologicals and SB Manufacturing for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, breast cancer and prostate cancer. In addition, Corixa has established corporate partnerships with Abbott Laboratories and Pasteur Merieux Connaught, among others. To date, the Company has derived 88% of its revenue from research and development and other funding under such corporate partnerships. The termination of any of these corporate partnerships would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's corporate partners have entered into agreements granting them options to license certain aspects of the Company's technology. There can be no assurance that any such corporate partner will exercise its option to license such technology. The Company has also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating the Company's proprietary antigen technology. There can be no assurance that any such diagnostic corporate partnership will ever generate significant revenue. Furthermore, Corixa is currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of the Company's technologies. However, due in part to the early stage of Corixa's technologies, the process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty, and there can be no assurance that such discussions will lead to the establishment of any new corporate partnership on favorable terms, or at all, or that, if established, any such corporate partnership will result in the successful development of any of the Company's products or the generation of significant revenue.

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

    DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

        Corixa's success will depend in part on its ability and that of its corporate partners to obtain and enforce their respective patents and maintain trade secrets, both in the United States and in other countries. As of September 30, 1998, the Company owned or had licensed 24 issued United States patents that expire at various times between January 2007 and August 2016, 93, corresponding issued foreign patents, 151 pending United States patent applications, as well as 19 corresponding international filings under the Patent Cooperation Treaty and 298 pending foreign national patent applications. The above numbers reflect Corixa's license from GenQuest of 3 issued United States patents that expire at various times between July 2014 and January 2016 and 37 pending United States patent applications, as well as 5 corresponding international filings under the Patent Cooperation Treaty and 34 pending foreign national patent applications. The Company has licensed certain patent applications from Southern Research Institute ("SRI") related to the Company's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. There can be no assurance that SRI will prevail in this opposition proceeding or that any patents will issue in Europe related to such technology. There can also be no assurance that the Company's or its corporate partners' current patents, or patents that issue on pending applications, will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Corixa.

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

    POSSIBLE VOLATILITY OF STOCK PRICE

        The market prices for securities of biotechnology companies have in the past been, and in the future can be expected to be, especially volatile. The market price of the Company's common stock has been and is likely to continue to be subject to substantial volatility depending upon many factors, including announcements regarding the results of discovery efforts and announcements regarding the acquisition of technologies or companies, preclinical and clinical activities, technological innovations or new commercial products developed by the Company or its competitors, changes in government regulations, changes in the Company's patent portfolio, developments or disputes concerning proprietary rights, changes in existing corporate partnerships or licensing arrangements, the establishment of additional corporate partnerships or licensing arrangements, the progress of regulatory approvals, the issuance of new or changed stock market analyst reports and/or recommendations, and economic and other external factors, as well as operating losses by the Company, fluctuations in the Company's financial results and the degree of trading liquidity in the common stock. These factors could have a material adverse effect on the Company's business, financial condition and results of operations and the price of the Company's common stock in the public market.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risk factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and "Risk Factors" set forth in the Company's Registration Statement on Form S-4, as amended, filed with the SEC on August 5, 1998.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In connection with its initial public offering of Common Stock (the "Offering") in 1997, the Company filed a Registration Statement (the "Registration Statement") on Form S-1, SEC File No 333-32147, which was declared effective by the Commission on October 2, 1997. The net offering proceeds to the Company after deducting the total expenses was $40,778,100. The entire amount of the net proceeds has been allocated for general corporate purposes, including working capital requirements of the Company. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.        OTHER INFORMATION.

        On August 6, 1998, the Company's Registration Statement on Form S-4, filed in connection with the Company's acquisition of GenQuest, was declared effective by the SEC. Pursuant to such registration statement, the Company registered a total of 1,080,000 shares of its common stock.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    See Index to Exhibits.

               (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

Index to Exhibits for Form 10-Q for the quarter ended September 30, 1998


Exhibit
  No.                               Exhibit Description                                 Page
-------                             -------------------                                 ----
2.1+           Agreement and Plan of Merger dated June 22, 1998 by and among the
               Registrant, Chinook Acquisition Corporation and GenQuest, Inc.
               Registrant agrees to furnish supplementally to the Commission
               upon request a copy of any omitted schedule.                              (E)

2.2            Form of Certificate of Merger between Chinook Acquisition
               Corporation and GenQuest, Inc.                                            (E)

3.1            Amended and Restated Certificate of Incorporation of Corixa
               Corporation.                                                              (A)

3.2            Bylaws of Corixa Corporation.                                             (A)

4.1            Amended and Restated Investors' Rights Agreement dated as of May
               10, 1996 between Corixa Corporation and certain holders of its
               capital stock.                                                            (A)

10.1           1994 Amended and Restated Stock Option and Restricted Stock Plan
               and forms of stock purchase and stock option agreement.                   (A)

10.2           1997 Directors' Stock Option Plan and form of stock option
               agreement.                                                                (A)

10.3           1997 Employee Stock Purchase Plan and form of subscription
               agreement.                                                                (A)

10.4           Corixa Corporation 401(k) Savings & Retirement Plan.                      (A)

10.5           Form of Indemnification Agreement.                                        (A)

10.6           Lease Agreement dated October 28, 1994 and amended December 29,
               1995 between Corixa Corporation and Fred Hutchinson Cancer
               Research Center.                                                          (A)

10.7           Lease Agreement dated May 31, 1996 between Corixa Corporation and
               Health Science Properties, Inc.                                           (A)

10.8           Amendment No. 2 , dated September 25, 1998, to the Lease
               Agreement dated May 31, 1996 between Corixa Corporation and
               Alexandria Real Estate Equities.

10.9+          Research Agreement between Corixa Corporation and ZymoGenetics,
               Inc. dated September 30, 1996.                                            (A)

10.10+         Licensing Agreement between Corixa Corporation and Dana-Farber
               Cancer Institute, Inc. dated January 1, 1995.                             (A)

10.11+         Amendment No. 1, dated September 29, 1997, to the Licensing
               Agreement, dated January 1, 1995, by and between Corixa
               Corporation and Dana-Farber Cancer Institute, Inc.                        (D)

10.12 Amendment No. 2, dated July 31, 1998, to the Licensing Agreement, dated January 1, 1995, by and between Corixa Corporation and Dana-Farber Cancer Institute, Inc.

10.13+         License, Development and Supply Agreement between Corixa
               Corporation and Abbott Laboratories dated July 24, 1997.                  (A)

10.14          Amendment No.1 to the License, Development and Supply Agreement
               between Corixa Corporation and Abbott Laboratories dated July 24,
               1997.                                                                     (D)

10.15+         Amendment No. 2 to the License, Development and Supply Agreement
               between Corixa Corporation and Abbott Laboratories dated July
               24, 1997.                                                                 (D)

10.16+         Letter Agreement, dated June 5, 1998, regarding the License,
               Development and Supply Agreement between Corixa Corporation and
               Abbott Laboratories dated July 24, 1997.                                  (D)

10.17+         Option and License Agreement between Corixa Corporation and
               Pasteur Merieux Connaught dated December 23, 1996.                        (A)

10.18          Amendment to Option and License Agreement between Corixa
               Corporation and Pasteur Merieux Connaught dated March 28, 1997            (A)

10.19          Letter Agreement, dated July 1, 1998, regarding the Option and
               License Agreement between Corixa Corporation and Pasteur Merieux
               Connaught dated December 23, 1996.                                        (D)

10.20+         Letter Agreement dated December 31, 1997 between Corixa
               Corporation and Pasteur Merieux Connaught.                                (B)

Exhibit
  No.                               Exhibit Description                                 Page
-------                             -------------------                                 ----
10.21+         Amended and Restated Research Services and Intellectual Property
               Agreement effective as of January 1, 1997 by and between Corixa
               Corporation and the Infectious Disease Research Institute.                (A)

10.22+         License Agreement dated November 20, 1995 by and between Corixa
               Corporation and Health Research, Inc.                                     (A)

10.23          Amendment No. 1 to License Agreement dated January 1, 1997 by and
               between Corixa Corporation and Health Research, Inc.                      (A)

10.24+         License Agreement dated May 22, 1996 by and among Corixa
               Corporation, Southern Research Institute and University of
               Alabama at Birmingham Research Foundation.                                (A)

10.25+         Amendment No. 1 to License Agreement dated April 30, 1997 by and among Corixa Corporation, Southern Research Institute and
               University of Alabama at Birmingham Research Foundation.                  (A)

10.26          Confirmation Letter, Purchase of $7,000,000 Loan Facility, dated
               August 21, 1998 to Corixa Corporation from Banque Nationale de
               Paris.

10.27 Assignment and Assumption Agreement, dated August 21, 1998, by and among Sumitomo Bank, Limited, Sumitomo Bank of New York Trust
               Corporation, Corixa Corporation, Well Fargo Bank, N.A., Banque
               Nationale de Paris, and Bank of The West Trust and Investment
               Services Division.

27             Financial Data Schedule

------------------------------

(A) Incorporated herein by reference the Company's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B) Incorporated by herein reference to the Company's Form 10-K (File No. 333-32147), filed with the Commission on March 10, 1998.

(C) Incorporated herein by reference to the Company's Form 10-Q (File No. 333-32147), filed with the Commission on May 15, 1998.

(D) Incorporated herein by reference to the Company's Form 10-Q (File No. 333-32147), filed with the Commission on August 11, 1998.

(E) Incorporated herein by reference to Appendix A of The Proxy Statement/Prospectus included in the Registration Statement on Form S-4, as amended, (File No. 333-32147), filed with the Commission on August 5, 1998.

+       Confidential treatment granted by order of the SEC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CORIXA CORPORATION


November 11, 1998                    By:  /s/ MICHELLE BURRIS
-------------------------                  -------------------------------------
DATE                                       Michelle Burris
                                           Vice President and
                                           Chief Financial Officer