Form 10-Q/A
period 1998-09-30
CORIXA CORP
filed 1998-12-21
CIK 1042561

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

SIGNATURES

PART I.     FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS


                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                            1998                    1997
                                                                         -------------          -------------
                                                                          (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents .......................................      $   4,912,179          $  16,457,641
  Securities available-for-sale ...................................         40,564,766             39,859,649
  Accounts receivable -  $89,434 and $79,348  from an affiliate
     at September 30, 1998 and December 31, 1997, respectively ....            724,389                601,940
  Interest receivable .............................................            719,234                134,035
  Prepaid expenses ................................................            600,623                506,578
                                                                         -------------          -------------

     Total current assets .........................................         47,521,191             57,559,843
Property and equipment, net .......................................          7,025,132              4,046,484

Deferred charges and deposits .....................................            154,572                200,632
                                                                         -------------          -------------
     Total assets .................................................      $  54,700,895          $  61,806,959
                                                                         =============          =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ........................      $   2,380,026          $   1,571,023
  Deferred revenue ................................................            600,000              1,096,665
  Current portion of obligations and commitments ..................          2,133,889                930,429
                                                                         -------------          -------------

     Total current liabilities ....................................          5,113,915              3,598,117
Long-term obligations and commitments, less current portion .......         11,707,243              6,923,786
Stockholders' equity:
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 12,907,738 at
       September 30, 1998 and 11,774,214 at December 31, 1997 .....             12,908                 11,774
  Additional paid-in capital ......................................         74,001,185             66,466,994
  Receivable for warrants .........................................                 --               (651,565)
  Deferred compensation ...........................................         (1,443,885)            (2,574,949)
  Accumulated other comprehensive income/(loss) ...................            198,164                 (5,355)
  Deficit accumulated during development stage ....................        (34,888,635)           (11,961,843)
                                                                         -------------          -------------

     Total stockholders' equity ...................................         37,879,737             51,285,056
                                                                         -------------          -------------

     Total liabilities and stockholders' equity ...................      $  54,700,895          $  61,806,959
                                                                         =============          =============

                               CORIXA CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               THREE MONTHS ENDED                NINE MONTHS ENDED               PERIOD FROM
                                                   SEPTEMBER 30,                    SEPTEMBER 30,             SEPTEMBER 8, 1994
                                         -----------------------------     -----------------------------      (DATE OF INCEPTION)
                                             1998             1997             1998             1997         TO SEPTEMBER 30, 1998
                                         ------------     ------------     ------------     ------------     ---------------------
Revenue:
  Collaborative agreements ............. $  1,889,898     $  3,097,335     $  7,278,574     $ 10,036,923           $ 27,480,921
  Government grants ....................      582,781          179,707        1,068,117          733,278              3,751,864
                                         ------------     ------------     ------------     ------------           ------------
    Total revenue ......................    2,472,679        3,277,042        8,346,691       10,770,201             31,232,785

Operating expenses:
  Research and development .............   (6,760,991)      (4,271,159)     (19,661,154)     (11,375,213)           (53,532,733)
  General and administrative ...........     (597,095)        (487,901)      (1,765,867)      (1,266,948)            (5,317,127)
  In-process research and development ..  (12,019,304)              --      (12,019,304)              --            (12,447,363)
                                         ------------     ------------     ------------     ------------           ------------
    Total operating expenses ...........  (19,377,390)      (4,759,060)     (33,446,325)     (12,642,161)           (71,297,223)
                                         ------------     ------------     ------------     ------------           ------------
Loss from operations ...................  (16,904,711)      (1,482,018)     (25,099,634)      (1,871,960)           (40,064,438)
Interest income ........................      800,131          214,123        2,414,054          604,775              5,211,291
Interest expense .......................     (189,144)         (86,074)        (512,806)        (241,645)            (1,087,257)
Other income ...........................       22,594          124,751          271,594          312,025              1,051,769
                                         ------------     ------------     ------------     ------------           ------------
Net loss ............................... $(16,271,130)    $ (1,229,218)    $(22,926,792)    $ (1,196,805)          $(34,888,635)
                                         ============     ============     ============     ============           ============

Basic and diluted net loss
  per share ............................ $      (1.35)    $      (0.46)    $      (1.93)    $      (0.46)
                                         ============     ============     ============     ============

Shares used in computation
  of basic and diluted net loss
  per share ............................   12,012,606        2,672,974       11,862,434        2,630,018
                                         ============     ============     ============     ============

Pro forma basic and diluted
  net loss per share ................... $      (1.35)    $      (0.16)    $      (1.93)    $      (0.15)
                                         ============     ============     ============     ============

Shares used in computation
  of pro forma basic and diluted
  net loss  per share ..................   12,012,606        7,824,170       11,862,434        7,781,214
                                         ============     ============     ============     ============

                               CORIXA CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED             PERIOD FROM
                                                                                       SEPTEMBER 30,             SEPTEMBER 8, 1994
                                                                               -----------------------------    (DATE OF INCEPTION)
                                                                                   1998             1997      TO SEPTEMBER 30, 1998
                                                                              -------------   -------------  ---------------------
OPERATING ACTIVITIES
Net loss ....................................................................  $ (22,926,792)  $  (1,196,805)    $ (34,888,635)

Adjustments to reconcile net loss to net cash used in operating activities:
  In-process research and development .......................................     12,019,304              --        12,447,363
  Amortization of deferred compensation .....................................      1,131,064         850,027         2,459,910
  Depreciation and amortization .............................................      1,092,554         770,065         3,051,231
  Equity instruments issued in exchange for technology and services .........        130,877          64,981           307,161
  Write-off of warrant receivable ...........................................        488,676              --           488,676

  Changes in certain assets and liabilities:
    Accounts receivable .....................................................       (119,062)        491,996          (726,153)
    Interest receivable .....................................................       (585,199)             --          (714,083)
    Prepaid expenses ........................................................         24,696        (502,443)         (480,317)
    Other assets ............................................................         47,106        (878,587)          (64,008)
    Accounts payable and accrued liabilities ................................        805,671         606,499         2,152,891
    Deferred revenue ........................................................       (596,665)         26,971           500,000
                                                                               -------------   -------------     -------------
 Net cash provided by (used in) operating activities ........................     (8,487,770)        232,704       (15,465,964)

INVESTING ACTIVITIES
Purchases of securities available-for-sale ..................................    (77,972,975)     (9,714,584)     (142,200,127)
Proceeds from maturities of securities available-for-sale ...................     56,509,999       5,531,553        80,872,149
Proceeds from sale of securities ............................................     20,961,377              --        20,961,377
Purchases of property and equipment .........................................     (3,267,258)       (685,080)       (4,997,277)
Purchase of subsidiary, net of cash acquired ................................     (4,735,441)             --        (4,705,502)
                                                                               -------------   -------------     -------------
Net cash used in investing activities .......................................     (8,504,298)     (4,868,111)      (50,069,380)

FINANCING ACTIVITIES
Net proceeds from issuance of  stock ........................................         52,286          69,071        61,100,930
Proceeds from long-term debt ................................................      4,000,000              --         6,000,000
Advances and borrowings from collaborative agreements .......................      2,000,000       3,000,000         5,000,000
Principal payments on capital leases ........................................       (768,569)       (584,437)       (2,165,561)
Payments on receivables for warrants ........................................        162,889         348,369           651,324
Other .......................................................................             --              --          (139,170)
                                                                               -------------   -------------     -------------
Net cash provided by financing activities ...................................      5,446,606       2,833,003        70,447,523

Net increase (decrease) in cash and cash equivalents ........................    (11,545,462)     (1,802,404)        4,912,179
Cash and cash equivalents at beginning of period ............................     16,457,641       2,088,226                --
                                                                               -------------   -------------     -------------
Cash and cash equivalents at end of period ..................................  $   4,912,179   $     285,822     $   4,912,179
                                                                               =============   =============     =============
SUPPLEMENTAL DISCLOSURES
  Interest paid .............................................................  $     393,893   $     241,645     $     968,344
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING, AND
    FINANCING ACTIVITIES
 Equity instruments issued-GenQuest acquisition .............................  $   7,352,161   $          --     $   7,352,161
 Assets acquired pursuant to capital leases .................................        308,159       1,786,321         4,615,451
 Equity instruments issued in exchange for technology and services ..........        130,877          64,981           307,161

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

  For the three months ended September 30, 1998 and 1997:


                                                         Three months ended
                                                ------------------------------------
                                                September 30,          September 30,
                                                     1998                   1997
                                                -------------          -------------
Net loss                                        $ (16,271,130)         $  (1,229,218)

Weighted average outstanding:
  Common stock                                     12,012,606              2,672,974
  Convertible preferred stock                              --              5,151,196
                                                -------------          -------------
    Total weighted average outstanding             12,012,606              7,824,170

Loss per share:
  Basic and diluted                                     (1.35)                 (0.46)
  Pro forma basic and diluted                           (1.35)                 (0.16)

For the nine months ended September 30, 1998 and 1997:


                                                          Nine months ended
                                                ------------------------------------
                                                September 30,          September 30,
                                                    1998                    1997
                                                -------------          -------------
Net loss                                        $ (22,926,792)         $  (1,196,805)

Weighted average outstanding:
  Common stock                                     11,862,434              2,630,018
  Convertible preferred stock                              --              5,151,196
                                                -------------          -------------
    Total weighted average outstanding             11,862,434              7,781,214

Loss per share:
  Basic and diluted                                     (1.93)                 (0.46)
  Pro forma basic and diluted                           (1.93)                 (0.15)


3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                           September           December 31,
                                           30, 1998                1997
                                        -------------          -------------
Laboratory equipment                    $   4,422,298          $   3,577,341
Computers and office equipment              1,741,962              1,151,114
Leasehold improvements                      1,268,764              1,256,002
Construction in progress                    2,621,297                     --
                                        -------------          -------------
Accumulated depreciation and               10,054,321              5,984,457
amortization                               (3,029,189)            (1,937,973)
                                        -------------          -------------
  Total property and equipment          $   7,025,132          $   4,046,484
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


                                              Three months ended                             Nine months ended
                                     ------------------------------------          ------------------------------------
                                     September 30,          September 30,          September 30,          September 30,
                                          1998                  1997                    1998                   1997
                                     -------------          -------------          -------------          -------------
Net Loss                             $ (16,271,130)         $  (1,229,218)         $ (22,926,792)         $  (1,196,805)
Other comprehensive income:
  Unrealized holding gains
   arising during period                   225,288                 31,830                203,519                  1,910
                                     -------------          -------------          -------------          -------------
Total comprehensive loss             $ (16,045,842)         $  (1,197,388)         $ (22,723,273)         $  (1,194,895)
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

        Aggregate consideration for the acquisition was approximately $12.4 million, which consisted of 1,063,695 shares of Corixa common stock, with a market value of approximately $7.3 million, approximately $4.5 million in cash, and approximately $600,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $12.0 million, and this amount was allocated to in-process research and development during the third quarter of 1998. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):


In-process research and          $12,019
development
Net assets acquired                  421
                                 -------
   Total purchase price          $12,440
                                 =======

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

        The Company has experienced significant operating losses in each year since its inception. As of September 30, 1998, the Company's accumulated deficit was approximately $34.9 million. The Company may incur substantial additional operating losses over, at a minimum, the next several years. Such losses have been and may continue to be principally the result of the purchase of technology, for example the GenQuest acquisition; various costs associated with the Company's discovery, research and development programs and preclinical and clinical activities. Substantially all of the Company's revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that the Company will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by the Company. Therefore, the Company's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.


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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Incorporated by reference from the Form 10-Q filed for the quarterly period ended September 30, 1998, filed on November 12, 1998.

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


December 18, 1998                     By:  /s/ MICHELLE BURRIS
-------------------------                  -------------------------------------
DATE                                       Michelle Burris
                                           Vice President and
                                           Chief Financial Officer