Form 10-K
period 1998-12-31
CORIXA CORP
filed 1999-03-22
CIK 1042561

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the transition period from _____ to _________

                        Commission file number: 000-22891

                               CORIXA CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        91-1654387
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

                          1124 COLUMBIA ST., SUITE 200
                                SEATTLE, WA 98104

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (206) 754-5711

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $124 million as of December 31, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 13,400,895 shares of the registrant's Common Stock outstanding as of December 31, 1998.

                      Documents Incorporated By Reference:

        Part III incorporates information by reference from the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

PART I

      Item 1.  Business                                                                   2

      Item 2.  Properties                                                                 31

      Item 3.  Legal Proceedings                                                          32

      Item 4.  Submission of Matters to a Vote of Security Holders                        32

PART II

      Item 5.  Market for the Registrant's Common Equity and
                   Related Stockholder Matters                                            32

      Item 6.  Selected Financial Data                                                    33

      Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                    35

      Item 8.  Financial Statements and Supplementary Data                                51

      Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                    68

PART III

      Item 10. Directors and Executive Officers of the Registrant                         68

      Item 11. Executive Compensation                                                     68

      Item 12. Security Ownership of Certain Beneficial Owners and Management             68

      Item 13. Certain Relationships and Related Transactions                             68


PART IV

      Item 14. Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                                    69

                             INTRODUCTORY STATEMENT

        Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein, including management's discussion and analysis of financial condition and results of operations in Item 7 of Part II hereof, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements, that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, uncertainties related to the early stage of the Company's research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products; dependence on and management of existing and future corporate partnerships; integration of operations and scientific cultures related to acquisitions; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; the Company's lack of manufacturing and marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including those in Item 7 of Part II "Factors Affecting Future Results," and those included from time to time in the Company's other reports with the Securities Exchange Commission and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

        References made in this Annual Report on Form 10-K to "Corixa Corporation," the "Company," or the "Registrant" refer to Corixa Corporation. Corixa has applied for trademark registration for Corixa(TM) and the stylized Corixa logo. As a result of the Company's acquisition of Anergen, Inc. in February 1999, the Company acquired the Anergix (R) trademark. The Company is also seeking trademark registration for AnervaX(TM).

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION


        Corixa is a research-based biotechnology company committed to the goal of treating and preventing diseases by understanding and directing the immune system. The Company applies its immunological expertise and proprietary technology platforms to the discovery and development of vaccine and other antigen-based products, specifically: (i) T cell vaccines, (ii) monoclonal antibody-based therapeutics, and (iii) diagnostics. The Company is further committed to partnering with innovative developers and marketers of pharmaceutical and diagnostic products with the goal of making its products available to patients around the world. The Company's principal offices are located in Seattle, Washington. Corixa was incorporated under the laws of the State of Delaware in September 1994.

        Included in Corixa's approach is the discovery and development of a novel class of therapeutic and prophylactic products known as T cell vaccines. Although commercially available vaccines can prevent infection by a variety of pathogens such as bacteria, viruses and parasites through antibody-based immune responses, these responses are not sufficient to eliminate tumors or certain infectious diseases, including tuberculosis. To induce an effective immune response against these diseases, pathogen- or tumor-reactive T lymphocytes ("T cells") must be stimulated. In particular, cytotoxic T lymphocytes ("CTL"), which are specialized T cells that have the ability to recognize and kill pathogen-infected tissue or tumor cells, must be activated.

        Corixa's therapeutic and prophylactic T cell vaccines represent a new approach to the treatment of cancer, infectious diseases and autoimmune disorders. The Company believes that markets for such vaccine products may be extensive given that current treatments such as chemotherapy and radiation therapy may not lead to lasting cure or prevention and create certain serious adverse side effects. Immunologists and molecular biologists recently have identified certain previously unknown molecular signals that are responsible for T cell recognition of pathogen and/or tumor-associated proteins referred to as antigens. Corixa's vaccine products are designed to exploit these recent developments by using each of the three components of its core technology platform -- proprietary microsphere delivery systems, adjuvants and antigens -- to force the immune system to recognize antigens in such a manner that potent T cell, particularly CTL, responses are induced. Corixa's cancer, infectious disease and autoimmune disease vaccines are likely to consist of proprietary antigens which may be encapsulated in biodegradable and biocompatible microspheres and combined with a proprietary adjuvant, which is a molecule or substance capable of non-specifically enhancing or boosting an immune response. The majority of Corixa's efforts focus on the discovery of novel and disease-specific antigens because Corixa believes that such antigens will be the key active component(s) of future therapeutic and prophylactic vaccine products.

        In addition to its T cell vaccine programs, Corixa is engaged in the discovery and development of additional immunotherapeutic products for the treatment of cancer, certain infectious diseases and certain autoimmune diseases, such as psoriasis. The Company believes that such products may result from the Company's core efforts in antigen and adjuvant discovery. For example, the Company believes that it may have identified potential immunomodulating products through its adjuvant research program on Mycobacterium vaccae. In addition, monoclonal antibodies directed against antigens discovered by the Company's scientists may be useful in the treatment of cancer and certain infectious diseases. Consequently, during the course of 1998, Corixa added internal scientific expertise to complement its acquisition of GenQuest, Inc. ("GenQuest") and its monoclonal antibody collaboration with ImmGenics Pharmaceuticals, Inc ("ImmGenics").

        On December 11, 1998, Corixa entered into a definitive agreement to acquire Anergen Inc. ("Anergen"), a development stage biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. The stockholders of Anergen approved the merger, and the merger became effective on February 10, 1999.


SCIENTIFIC BACKGROUND

Vaccines

        A variety of prophylactic vaccine products are commercially available for the prevention of certain infectious diseases. However, these products do not address therapeutic treatment of such diseases. The majority of current vaccines trigger a protective antibody response capable of destroying an invading pathogen in the event the patient is exposed to the pathogen in the future. Antibodies are protein-based products of specialized immune system cells called B lymphocytes that recognize and attach to antigens and trigger the non-specific elimination of the pathogen. Antigens are components of the invading pathogen that are recognized by cells of the immune system. Current vaccines are made up of whole organisms that contain antigens or antigens themselves, which can be peptides, proteins or carbohydrates. Typically such vaccines are formulated by combining antigens with an adjuvant, an immune system booster.

        The immune response begins when antigens are processed by a specialized immune system cell called an antigen presenting cell ("APC"). Antigens are processed by APCs through two distinct pathways, the Class I and Class II Pathways. The antibody response produced by current vaccines results from antigen processing only through the Class II Pathway. The Class II Pathway breaks down antigens into specific peptides that are then presented on the surface of an APC via major histocompatibility ("MHC") Class II proteins. Antigen presentation via MHC Class II proteins results in activation of CD4 positive helper T cells. These cells produce immune system hormones called cytokines that serve to "help" with the generation of various components of both cellular and antibody-based immune responses. Depending on the specific cytokines that helper T cells produce, the helper T cell response is classified as either Th1 or Th2. Th1 responses help generate and activate CTL and lead to antibody production by B cells and possible pathogen elimination.

        Such antibody production can be sufficient to prevent or eliminate pathogen infection in the case of certain diseases. However, antibody responses alone are not sufficient in other diseases, such as cancer. In these diseases, a cellular immune response that includes the generation of CTL is necessary in order to achieve protective immunity. While stimulation through the Class II Pathway can lead to Th1 responses helpful in generating CTL, CTL activation cannot occur without antigen presentation through the Class I Pathway. The Class I Pathway breaks down antigens into specific peptides that are then presented on the surface of an APC via MHC Class I proteins. Antigen presentation via MHC Class I proteins results in generation and activation of CTL. Corixa believes that CTL are necessary to eliminate tumors and various pathogens that antibodies alone cannot destroy.

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

        Corixa believes vaccines that activate specific T cell responses can form the basis for a new class of products that may be used either in the treatment or prevention of disease. Until recently, scientists lacked sufficient understanding to design vaccine formulations capable of promoting T cell immune reactivity against tumors or certain pathogens. Corixa has incorporated recent advances in the understanding of the molecular mechanisms controlling how antigens are normally presented to T cells and has designed vaccine formulations which incorporate disease-specific antigens into biodegradable and biocompatible microspheres that give rise to potent CTL responses. Corixa's antigen discovery program has resulted in identification of antigens from a variety of tumor types and from infectious disease pathogens for which no vaccines currently exist. Furthermore, Corixa has discovered a novel adjuvant that has been shown in preclinical studies to significantly enhance the efficacy of microsphere formulated vaccines through the stimulation and activation of Th1 helper T cells and CTL. Corixa believes that its three proprietary core technologies -- microsphere-mediated antigen delivery, novel adjuvants and proprietary antigen discovery -- form the basis for the successful development of such products.

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

        Since its inception, Corixa has been involved in research activity aimed at the generation of novel adjuvants for its vaccines. The only commercially-approved adjuvant for use with human vaccines is aluminum hydroxide, or alum. Alum is useful in boosting antibody responses to vaccine antigens but is without effect on the type of immune responses that Corixa's T cell vaccines are meant to generate. Therefore the Company has been interested in the discovery of novel adjuvants that could be used to boost T cell immune responses as well as antibody production following vaccine administration. Based on the early work of one of its scientific founders, Corixa has been particularly interested in the products of microorganisms that can infect antigen presenting cells as a potential source for such novel adjuvants. One of the Company's proprietary adjuvants, LeIF, is a recombinant version of a parasite protein that has significant T cell stimulatory activity. The parasite from which LeIF is derived is called Leishmania. Leishmania are intracellular parasites that infect antigen presenting cells.

        As a function of its collaboration with Genesis Research and Development Corporation Limited ("Genesis"), Corixa has been investigating the adjuvant properties of another intracellular microorganism, Mycobacterium vaccae ("M. vaccae"). M. vaccae, as well as certain derivative products prepared from M. vaccae, have been shown to have the capacity to stimulate immune responses that can lead to enhanced or altered T-cell function.


CORIXA'S STRATEGY

        Corixa's objective is to be a leader in the discovery and commercialization of products useful in preventing, treating or diagnosing cancer and certain infectious and automimmune diseases. Corixa's strategy is to dedicate its resources to the discovery of vaccines and other antigen-based products and to establish corporate partnerships early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research and partner-driven approach creates significant scientific, operational and financial advantages for Corixa and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. The principal elements of Corixa's strategy are as follows:

        Integrate Corixa's Core Technologies. Corixa believes that the integration of its three proprietary core technologies may be essential to providing effective vaccines for cancers and certain infectious and autoimmune diseases. These technologies consist of: (i) proprietary delivery systems; (ii) potent, novel adjuvants; and (iii) novel, specific antigens. Corixa believes that its three component approach is unique among entities currently undertaking the development of vaccines and that it has developed or acquired proprietary rights in each of these technologies. Corixa also believes that integrating one or more of its delivery systems, adjuvants or antigens with certain other companies' proprietary technologies may improve such companies' existing or developmental-stage vaccine products.

        Establish Corporate Partnerships at an Early Stage. Corixa intends to enter into corporate partnerships early in the development process. For those products that show promise in the preclinical or clinical stage, Corixa usually will seek a corporate partner no later than prior to the initiation of Phase II clinical trials. Corixa believes that this active corporate partnering strategy provides three distinct advantages: (i) it permits Corixa to focus on its fundamental strengths in immunotherapeutic discovery; (ii) it capitalizes on the corporate partner's strengths in product development, manufacturing and commercialization; and (iii) it significantly reduces Corixa's financing requirements. When entering into such corporate partnering relationships, Corixa seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in its product sales through either profit-sharing or product royalties paid on annual net sales.

        Partner Discrete Core Technologies and Non-Vaccine Products. Because Corixa believes that certain other companies' immunotherapeutic products may be enhanced by components available from Corixa, Corixa seeks to establish corporate partnerships with major commercial entities for each of its proprietary core technologies. For example, Corixa may partner its proprietary antigens with companies that have developed their own delivery and adjuvant technologies. Similarly, Corixa believes that it can partner adjuvant products with a variety of vaccine companies that may have vaccine antigens but lack an adjuvant with the appropriate Th profile. Corixa also believes it can partner its antigen delivery technology with companies whose vaccines currently suffer from sub-optimal T cell immune stimulation in vivo. Corixa further believes that certain of the antigens it discovers may lead to the development of useful non-vaccine products. These products may include antibody-based therapeutics or in-vivo imaging agents, small molecule drugs derived from the use of novel antigens that as drug targets, and diagnostics. For some of its products, Corixa will seek to establish territory-specific exclusive collaborative relationships with a number of pharmaceutical or biopharmaceutical firms. For the use of antigens as diagnostics, Corixa intends to establish non-exclusive collaborations with a variety of diagnostic companies to generate near-term royalty or other revenues.

        Selectively Acquire or In-License Complementary Technology. In addition to developing technology internally, Corixa has, since its inception, in-licensed a number of significant product opportunities. The Company intends to continue to pursue such in-licensing efforts, and also intends to continue to evaluate selected acquisitions of companies with complementary technologies. As demonstrated by the expected benefits accruing from the recent acquisitions of GenQuest and Anergen, the Company believes that its existing technology and product base may be expanded by such efforts, and that such acquisitions may lead to additional partnering opportunities. Such partnered programs may also benefit from existing Corixa technology, such as delivery systems and/or adjuvants. See "Factors Affecting Future Results - Corixa's Integration of Operations and Scientific Cultures Related to Acquisitions May Be Difficult and Lead to Adverse Effects" and "Factors Affecting Future Results - Corixa May Not Manage Its Growth Successfully or Integrate Successfully Future Acquisitions."


CORIXA'S CORE TECHNOLOGY PLATFORMS

        Corixa seeks to discover and develop products that consist in whole or in part of its three proprietary core technologies: (i) novel and disease-specific antigens that are essential to elicit appropriate T cell responses; (ii) microsphere antigen delivery systems that specifically activate helper T cells and CTL; and (iii) adjuvants that specifically enhance helper T cell and CTL responses. The majority of the Company's resources are currently focused on discovering novel and disease-specific antigens, which may then serve to drive discovery of immunotherapeutic and diagnostic products, as well as provide the active component of its T cell vaccines.

Antigen Discovery

        Corixa's ability to discover and patent multiple antigens allows it to select those that will work most effectively in a given vaccine (i.e., are recognized by the greatest percentage of individuals, stimulate the strongest immune response and are expressed by the greatest percentage of pathogen strains or tumor types). To capitalize on this ability, approximately half of Corixa's scientific personnel are devoted to antigen discovery. Discovery approaches and technologies used by Corixa include: (i) tumor tissue procurement and human tumor propagation in severe combined immune deficient ("SCID") mice; (ii) analysis of differential gene expression; (iii) cDNA subtraction; (iv) expression cloning; (v) pathogen protein purification; (vi) antigenic peptide stripping; and

(vii) immunological characterization of candidate tumor vaccine antigens. Corixa's discovery approach also includes mapping patient immune responses to ensure that discoveries focus on identification of proteins that are recognized by the human immune system and are therefore antigenic.

    The culmination of Corixa's antigen discovery research is the isolation of pathogen, tumor or auto-antigen genes that encode those antigens with significant potential to be effective components of vaccines. Such antigens (in the form of either recombinant proteins or biosynthetically produced peptides) are then formulated in microspheres for vaccination. Multiple pathogen and/or tumor gene and protein sequences have been discovered by Corixa. Corixa has filed numerous patent applications seeking both composition of matter and/or vaccine and diagnostic method of use claims to antigens discovered as a result of the Company's research in breast, prostate, colon, ovarian and lung cancer; in tuberculosis, chlamydia, Chagas' disease and leishmaniasis; as well as a number of applications for the potential use of its antigens or adjuvant-based technology for use in the diagnosis, prevention or treatment of certain autoimmune diseases.

        There can be no assurance that patents will issue from any of the pending applications, or that if issued, such patents will not be challenged, invalidated or circumvented by third parties, or that the rights granted under any issued patents will provide adequate proprietary protection or competitive advantage to Corixa. Corixa's three core technologies are at an early stage of development. There can be no assurance that any of such technologies will prove to be safe and effective. Products that may result from Corixa's research and development programs are not expected to be commercially available for a number of years, if at all. See "-- Patents and Proprietary Technology," "Factors Affecting Future Results -- There Are Uncertainties Related to Corixa's Early Stage of Development" and "Factors Affecting Future Results - There Are Uncertainties Related to Technology and Product Development."

Microsphere Antigen Delivery Systems

        Corixa has demonstrated in preclinical studies that potent antibody and CTL responses can be generated against antigens using Corixa's proprietary microsphere antigen delivery system. Corixa has determined that CTL generated as a result of microsphere-mediated antigen presentation are capable of killing antigen positive cells either in vitro (in test tubes) or in preclinical studies of immune function. For example, injection of microsphere-encapsulated tumor antigens in animals generated an immune response that prevented growth of antigen positive tumors when such animals were later challenged with a lethal dose of tumor cells. The immune cells responsible for this microsphere-mediated tumor rejection were shown to be antigen specific CTL. Immunization with naked (not encapsulated) antigens neither activated CTL responses nor resulted in protective immunity in animals later challenged in the same manner.

        Corixa believes that microsphere-mediated antigen delivery may be superior in terms of versatility, stability, safety and cost to other approaches that circumvent the antigen presentation pathways, including the use of various gene therapies as well as liposome or recombinant-protein lipid formulations. Microspheres of the particular size range used by Corixa are taken up only by APCs. This is not true for formulations containing genes or lipids, where significant amounts of the delivered product are taken up by non-APCs or lost in the blood stream or elsewhere in the body. Microsphere delivery of antigens may also avoid certain safety issues associated with gene therapy. Corixa uses microspheres that are produced from synthetic co-polymers approved by the FDA. In addition, there is no immune response to the microsphere itself, in contrast to the immune response that can occur to other proteins encoded by viral or bacterial vectors used in gene therapy. Additionally, a single microsphere formulation may be useful in multiple vaccine products. This avoids the repetitive costs associated with the construction, manufacture and testing of different gene therapy vectors or recombinant protein-lipid formulations for different target indications. Furthermore, Corixa believes that its microsphere vaccine preparations will be stable as freeze-dried formulations, resulting in multi-year shelf-life. Corixa announced on February 22, 1999 that it had initiated a Phase I clinical trial of a breast cancer vaccine combining a breast cancer vaccine antigen and the Company's microsphere formulation.

        Corixa has an exclusive, worldwide license to a number of patents and pending patent applications from the Southern Research Institute ("SRI") covering the composition, use and production of microspheres for augmenting immune responses. In addition, Corixa has an exclusive, worldwide license to antigen delivery technology from the Dana-Farber Cancer Institute ("Dana-Farber") comprising patent applications claiming the composition and use of microspheres of a particular size range for the purpose of activating CTL. Corixa is also internally developing certain microsphere technology. See "-- Certain License Agreements" and "-- Patents and Proprietary Technology."


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

        Corixa has identified a protein, known as LeIF, that functions as a potent adjuvant for enhancing immune responses directed at T cell vaccine antigens. LeIF is a protein produced by the parasite Leishmania, which is carried by sand flies and causes both a skin and visceral disease known as Leishmaniasis. In cell culture studies conducted by Corixa, LeIF has been found to have potent immune system stimulatory effects, both for cells from individuals who have been exposed to the parasite and from individuals who have not been so exposed.

        Preclinical studies conducted by Corixa indicate that LeIF is a unique protein stimulator of the Th1 response. Additional research conducted by Corixa has confirmed that the cell within the immune system that responds to LeIF is an APC. APCs stimulated with LeIF produce large quantities of a certain cytokine and a certain cell surface protein, both of which are molecular signals required for the generation of potent CTL responses. Corixa has conducted further research to determine whether LeIF functions as an adjuvant for T cell vaccines. In preclinical studies, use of microsphere-encapsulated tumor antigens together with LeIF resulted in tumor regression, even when administered to animals with established tumors. In all cases, tumor regression was shown to correlate with the in vivo development of tumor antigen reactive CTL. As a result, Corixa's research suggests that immunity induced by the combination of microsphere-encapsulated antigens and the LeIF adjuvant is both antigen specific and long-lived. Treated animals were still able to reject lethal doses of antigen positive tumors when challenged more than four months after therapy.

        Corixa believes that the use of LeIF as an adjuvant may greatly enhance the efficacy of its T cell vaccines. Corixa also believes that LeIF, together with microsphere-encapsulation technology, may be useful in developing therapeutic products from current prophylactic vaccines due to the ability of Corixa's technologies to promote potent Th1 and CTL responses. Corixa has granted licenses to or options to license its LeIF technology to several corporate partners, including SmithKline Beecham and Heska Corporation ("Heska"). See "-- Corporate Partnerships -- Vaccines" and " Corixa's Products in Development -- Other Products in Development."

        In connection with Corixa's adjuvant discovery and development program, Corixa, in collaboration with Genesis, has been investigating immunomodulatory activities associated with other intracellular microbe, M. vaccae. Corixa has determined that M. vaccae, as well as protein derivatives from M. vaccae, have considerable adjuvant activity. Corixa believes that M. vaccae and such protein derivatives may be useful as vaccine adjuvants and may also be capable of altering immune responses in a manner useful in the treatment of autoimmune diseases.

Acquired and In-Licensed Technology

        Through its acquisitions of GenQuest and Anergen, and its collaboration with ImmGenics, Corixa believes that it has added a number of product development opportunities, broadly categorized as therapeutics and diagnostics, which are summarized below:

   Therapeutics

        Autoimmune Disease Vaccines. The AnergiX(R) and AnervaX(TM) technologies, acquired from Anergen, offer the potential to treat a number of important autoimmune diseases through two separate technology platforms. AnergiX technology may enable the selective destruction or inactivation of T cells implicated in autoimmune disease, while AnervaX offers a means to stimulate the immune system to produce antibodies which may then interfere with the presentation of self-antigens to destructive T cells. The Company intends to pursue partnerships with four programs using any of these technologies, in rheumatoid arthritis, multiple sclerosis, diabetes and myasthenia gravis.

        Therapeutic Monoclonal Antibodies. Corixa believes that its antibody products may, when administered to patients, promote tumor elimination or shrinkage, resulting in improved cancer patient response or survival rates. For example, Corixa believes that monoclonal antibodies directed against antigens on the surface of tumor cells may be used either directly to destroy these targets or as carriers of other therapeutic compounds for the destruction of tumor cells.

        Gene Therapy. Corixa believes that it or its prospective corporate partners may be able to introduce certain of Corixa's proprietary cancer genes into tumor cells to potentially kill such tumor cells or slow their growth.

        Small Molecule Drug-Screening and Resulting Small Molecule Therapeutics. Corixa and its prospective corporate partners may be able to develop techniques that use Corixa methodologies or genes to search for low molecular weight compounds that inhibit tumor cell growth or metastasis. These compounds may prove useful as orally bioavailable cancer therapeutics.

    Diagnostics

        Diagnostic Monoclonal Antibodies. Corixa believes that Corixa antigen-specific antibody products may be used to attach in vitro to proteins or other antigens that are preferentially produced by tumor cells, thereby providing a useful diagnostic tool. These antibodies may also be used for in vivo detection of tumor cells in patients, reducing the need for multiple organ biopsies. Through the identification of tumors and the development of specifically reactive antibodies, Corixa believes it may bring valuable cancer diagnostic reagents to its corporate partners' cancer diagnostics programs.

        Nucleic Acid Probes. Chemically labeled or radioactive fragments of genes that Corixa scientists have demonstrated to be markedly overexpressed in tumor cells can also be used as the basis for development of diagnostic products. Hybridization analysis using such products may lead to the ability to determine whether biopsy specimens are contaminated with infiltrating tumor cells.

        Peptide and Polypeptide Probes. Corixa believes that gene product fragments known as peptides or multiple peptides known as polypeptides can also be used as the basis of diagnostic tests for cancer. Serum taken from cancer patients can be tested for its ability to interact with these peptides and polypeptides, confirming the presence of a given malignancy or infection in the patient whose serum is being analyzed.


CORIXA'S PRODUCTS IN DEVELOPMENT

        Corixa has a number of products in various stages of development, many of which are the subject of collaborations with corporate partners. The following table sets forth the type of product currently in development, the application(s) for the particular product, its present stage of development and the identity of Corixa's corporate partner, if any, for such product application.

PRODUCTS                                              DEVELOPMENT PHASE(1)          PARTNER
--------                                              --------------------          -------
Partnered Vaccines:

  AnergiX.RA(TM) complex, novel therapy for           Phase I                       N.V. Organon
  rheumatoid arthritis
--------------------------------------------------------------------------------------------------------
  Breast cancer vaccine, comprised of Corixa's        research                      SmithKline Beecham
  novel vaccine antigens
--------------------------------------------------------------------------------------------------------
  Chlamydia Pneumoniae vaccine, comprised of          research                      SmithKline Beecham
  Corixa's novel vaccine antigens
--------------------------------------------------------------------------------------------------------
  Chlamydia Trachomitis vaccine, comprised of         research                      SmithKline Beecham
  Corixa's novel vaccine antigens
--------------------------------------------------------------------------------------------------------
  Colon cancer vaccine, comprised of Corixa's         research                      SmithKline Beecham
  novel vaccine antigens
--------------------------------------------------------------------------------------------------------
  Her2/neu vaccine, for treatment of late             Phase I                       SmithKline Beecham
  stage breast and ovarian cancer
--------------------------------------------------------------------------------------------------------
  Mammaglobin vaccine, for treatment of breast        research                      SmithKline Beecham
  cancer
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
  Microsphere-based antigen delivery                  preclinical                   SmithKline Beecham
                                                                                    holds certain option
                                                                                    rights under its
                                                                                    cancer vaccine
                                                                                    collaborations with
                                                                                    Corixa
--------------------------------------------------------------------------------------------------------
  Ovarian cancer vaccine, comprised of                research                      SmithKline Beecham
  Corixa's novel vaccine antigens
--------------------------------------------------------------------------------------------------------
  Prostate cancer vaccine, comprised of               research                      SmithKline Beecham
  Corixa's novel vaccine antigens
--------------------------------------------------------------------------------------------------------
  Tuberculosis vaccine, comprised of Corixa's         preclinical                   SmithKline Beecham
  novel vaccine antigens
--------------------------------------------------------------------------------------------------------



PRODUCTS                                              DEVELOPMENT PHASE(1)          PARTNER
--------                                              -------------------           -------
Diagnostics:
--------------------------------------------------------------------------------------------------------
  Diagnostic for canine leishmaniasis                 commercialized                Heska, Inc.
--------------------------------------------------------------------------------------------------------
  Diagnostic for Chagas' Disease                      development                   Diamed SA
                                                                                    (Switzerland) and
                                                                                    Trinity Biotech, LTD
                                                                                    (UK)
--------------------------------------------------------------------------------------------------------
  Diagnostics for detection of visceral               commercialized,               several companies
  Leishmaniasis                                       developmental
--------------------------------------------------------------------------------------------------------
  Rapid test for diagnosis or detection of            commercialized                ICT Diagnostics, a
  tuberculosis                                                                      subsidiary of AMRAD,
                                                                                    LTD (Australia)
--------------------------------------------------------------------------------------------------------
  Rapid test for diagnosis or detection of            development                   Abbott Laboratories,
  tuberculosis                                                                      Inc. (US)
--------------------------------------------------------------------------------------------------------
  Reference diagnostic for detection of               development                   IMUGEN, Inc.
  certain tick-borne diseases
--------------------------------------------------------------------------------------------------------
Other:
--------------------------------------------------------------------------------------------------------
  Certain vaccine technologies for companion          development                   Heska, Inc.
  animal health
--------------------------------------------------------------------------------------------------------
Unpartnered Programs:
--------------------------------------------------------------------------------------------------------
  AnergiX.MG(TM) complex, for myasthenia gravis       preclinical                   seeking worldwide
                                                                                    partner(s)
--------------------------------------------------------------------------------------------------------
  AnergiX.MS(TM) complex, for multiple sclerosis      Phase I                       seeking worldwide
                                                                                    partner(s)
--------------------------------------------------------------------------------------------------------
  AnervaX.DB(TM) peptide vaccine, for diabetes        preclinical                   seeking worldwide
                                                                                    partner(s)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
  AnervaX.RA(TM) peptide vaccine, for rheumatoid      Phase I/II                    seeking worldwide
  arthritis                                                                         partner(s)
--------------------------------------------------------------------------------------------------------
  Herpes Virus vaccine, comprised of Corixa's         research                      seeking worldwide
  novel vaccine antigens                                                            partner(s)
--------------------------------------------------------------------------------------------------------
  Leukemia/lymphoma vaccine, comprised of             research                      seeking worldwide
  Corixa's novel vaccine antigens                                                   partner(s)
--------------------------------------------------------------------------------------------------------
  Lung cancer vaccine, comprised of Corixa's          research                      seeking worldwide
  novel vaccine antigens                                                            partner(s)
--------------------------------------------------------------------------------------------------------
  Muc-1 peptide vaccine, for the treatment of         Phase I                       seeking worldwide
  epithelial tumors                                                                 partner(s)
--------------------------------------------------------------------------------------------------------
  Diagnostics for detection of certain                development                   seeking US and
  tick-borne diseases                                                               Canadian partners
--------------------------------------------------------------------------------------------------------
  ELISA-based diagnostic for tuberculosis             research                      seeking worldwide
                                                                                    partner(s)
--------------------------------------------------------------------------------------------------------
  Adoptive immunotherapy for cancer                   preclinical                   seeking worldwide
                                                                                    partner(s)
--------------------------------------------------------------------------------------------------------
  PVAC(TM) compound, for treatment of psoriasis       Phase I/II                    seeking worldwide
                                                                                    partner(s)
--------------------------------------------------------------------------------------------------------


(1) Notes to previous table: "research" indicates the discovery or creation of prototype products and includes antigen discovery and characterization. "development" indicates testing of prototype diagnostic assays in a particular format and testing of such products. "preclinical" indicates product scale up, formulation and further testing in animals, including toxicology. "Phase I Clinical Trials" are performed to evaluate the safety of a vaccine and its ability to stimulate an immune response. "commercialized" indicates sales to third parties for use in diagnostic applications which have resulted in immaterial revenues to date. "Phase I/Phase II" indicates products which are currently in Phase I/Phase II clinical testing.

Vaccine Products

        Cancer Vaccines. Corixa is currently engaged in discovery of antigens from a variety of the world's most widespread cancers, including breast, prostate, lung, colon and ovarian carcinoma and leukemia. According to the American Cancer Society ("ACS"), the number of new cases projected for these six diseases for 1999 is just over 3.2 million patients worldwide, with just over 21%, or 677,300 of these estimated to occur in the US. A large percentage of these patients undergo chemotherapy, radiation therapy and surgery, yet the vast majority are likely to relapse with malignant disease within ten years following surgical intervention. Corixa believes that its vaccines will initially be useful in those patients who have undergone such therapies. Of the tumor antigen discovery programs at Corixa, the breast, prostate, colon and ovarian cancer antigen discovery programs are the subject of the Company's expanded collaboration and license agreement effective September 1, 1998 with SmithKline Beecham. See "-- Corporate Partnerships -- Vaccines."

        Corixa has identified numerous gene sequences having tumor cell and normal tissue expression patterns indicating that they may be either uniquely expressed or markedly over-expressed in breast tumors and/or prostate tumors or tissue. Analysis of comparative expression of such genes in multiple tumor specimens and in normal tissue has resulted in patent filings on a significant portion of these tumor gene sequences. Corixa is continuing to make progress toward the immunological characterization of these and other gene sequences with the goal of selecting several antigens for use in vaccines for each of breast, ovarian, colon and prostate carcinoma.

        In addition to the aforementioned antigen discovery efforts, the Company has been involved since its inception with the development of its most advanced cancer vaccine, the Her-2/neu vaccine, for breast and ovarian cancer. Among breast and ovarian cancer patients, a significant percentage markedly over-express the gene Her-2/neu on the surface of their respective breast and ovarian carcinomas. To date, in in vitro studies with animal and human cells, peptides from the Her-2/neu protein have been shown to generate potent T cell immune responses. In vitro data indicate that cells from different patients respond to different Her-2/neu peptides. Consequently, Corixa is currently developing a "cocktail" approach to vaccine formulation, combining multiple peptides in a single vaccine. Corixa believes that a "cocktail" of peptides may be useful as a therapeutic vaccine for breast and ovarian cancer patients whose tumors over-express Her-2/neu.

        In July 1996, pursuant to certain contractual obligations, Corixa, together with the University of Washington, filed an investigational new drug application to begin a clinical trial of three different Her-2/neu peptide vaccines in breast and ovarian carcinoma patients. This Phase I clinical trial began accruing patients in September 1996 and was conducted and completed at the University of Washington during 1997 and 1998. Safety was the primary endpoint of this clinical trial, which consisted of 70 patients who each received monthly vaccinations for a period of six months. Secondary endpoints of the trial focused on the ability of such vaccination to lead to demonstration of anti-Her-2/neu immune reactivity. This clinical trial used "naked" Her-2/neu peptides together with granulocyte macrophage colony stimulating factor as an adjuvant. Corixa believes that results to date from such clinical trials demonstrate the safety of Her-2/neu peptides as a vaccine. In late February 1999, Corixa announced its initiation of a Phase I clinical study involving a microsphere-encapsulated formulation of a Her-2/neu peptide vaccine. The Company is continuing its preclinical studies incorporating LeIF as an adjuvant for Her-2/neu vaccines as a prelude to adding this component of its proprietary core technology to a Phase I clinical trial. Corixa has an exclusive worldwide license to Her-2/neu peptide vaccine technology from the University of Washington. See "-- Certain License Agreements." The September 1998 collaboration and license agreement between Corixa and SmithKline Beecham grants SmithKline Beecham the right to continue development of and to commercialize Her-2/neu vaccines. See "-- Corporate Partnerships -- Vaccines."

        Building on Corixa's initial progress in cancer antigen discovery, Corixa has initiated additional discovery programs in several other tumor types, including lung cancer and leukemia. According to the ACS, lung cancer remains the most common cancer in terms of both worldwide incidence (1.0 million new cases) and mortality (920,000 deaths) based on data for 1990, the latest available. For the US, an estimated 171,600 new cases will be diagnosed in 1999, while an estimated 158,900 will die this year from the disease. For leukemia, 30,200 new cases are projected by the ACS to arise in the US in 1999, with 22,100 deaths predicted in the US in 1999. Due to the magnitude and severity of such diseases, and the absence of effective therapies in these areas, Corixa has begun to undertake antigen discovery and vaccine development efforts in these tumor types using approaches similar to those it uses in other cancers. In addition to its internal discovery efforts, the Company has in-licensed a novel and patented gene from the Massachusetts Institute of Technology for its potential development in a leukemia vaccine. The gene, known as WT-1, is expressed in a significant percentage of most leukemias and may, therefore, be quite useful as an antigen to provoke an effective immune response in patients. Corixa is currently seeking partners in the areas of lung cancer and leukemia vaccines. There can be no assurance, however, that such discussions will lead to the establishment of any new corporate partnerships on favorable terms, or at all. See "--Factors Affecting Future Results -- Corixa is Dependent on Existing and Future Corporate Partnerships."

        Infectious Disease Vaccine Programs. As part of the Company's collaboration with SmithKline Beecham, Corixa has been pursuing research in antigen discovery in several major infectious diseases, including tuberculosis, Chlamydia pneumoniae and Chlamydia trachomitis. The most advanced program is aimed at the development a vaccine to prevent or treat infection caused by the bacterium known as Mycobacterium tuberculosis ("Mtb"). Mtb infection results in more deaths than any other infectious disease in the world. According to the National Institute of Allergy and Infectious Diseases, an estimated 1.7 billion people are infected with Mtb, including approximately 15 million people in the US who may develop active Tb during some stage of their lives. Each year, approximately 8 million people worldwide contract active Tb, and an estimated 3 million die each year from the disease. Once believed to be eradicated in the US, the latest statistics from the Centers for Disease Control ("CDC") show 21,337 active Tb cases in 1996 (of which an estimated 3,000 are in HIV sero-positive patients). The World Health Organization ("WHO") estimates more than 50 million people worldwide may be infected with drug-resistant strains of Mtb. Corixa's goal is to develop specific vaccines for both conventional and drug-resistant strains of Mtb.

        From more than 100 novel candidate Mtb gene products, Corixa has identified a number of antigens that specifically trigger appropriate helper T cell responses in vitro. These gene products are the subject of multiple patent applications filed by Corixa covering composition of matter and vaccine and diagnostic methods of use. The in vitro tests have led to the selection of several candidate vaccine antigens that have been skin-tested in both infected-healthy and infected-diseased individuals in South America to determine which antigens are recognized by patients. Results from these tests, together with continued analysis of patient T cell responses in vitro, have led to the commencement by Corixa of preclinical studies for both therapeutic and prophylactic vaccine use. The goal of these preclinical studies is identification of the optimal vaccine formulation for subsequent initiation of Phase I clinical trials.

        Chlamydia pneumoniae is the recently recognized third species of Chlamydia and is a major cause of pneumonia, bronchitis and sinusitis. C. pneumoniae is a human pathogen transmitted by the respiratory route, and from retrospective studies made by using serum bank investigations, appears to be as prevalent today as in 1963. According to the CDC, more than half of the adults in the US and many other countries worldwide have antibodies specific to C. pneumoniae, indicating widespread prior infection. The incidence of pneumonia in the US is about 1 in 80 persons each year, and virtually everyone is infected at some point in life, with reinfection common. Importantly, the CDC reports that the sequelae spectrum of C. pneumonaie has been extended to atherosclerosis and its clinical manifestations. Seroepidemiological studies have associated C. pneumoniae infection with coronary artery disease, myocardial infarction, carotid artery disease and cerebrovascular disease. The association of C. pneumoniae with atherosclerosis has been corroborated by the presence of the organism in atherosclerotic lesions throughout the arterial tree, and the near absence of the organism in healthy arterial tissue. In collaboration with SmithKline Beecham, Corixa is now actively engaged in the discovery of C. pneumoniae specific antigens, in order to develop a target vaccine which may be useful in reducing infection from the organism, thereby potentially reducing development of atherosclerosis. See "-- Corporate Partnerships -- Vaccines."

        Chlamydia trachomitis is the bacterium that causes the most common sexually transmitted disease in the US. The disease can be transmitted during sexual contact with an infected partner, yet the disease is often not diagnosed and treated until complications develop. Studies show that as many as 85% of women and 40% of men with chlamydial infections have no symptoms whatsoever. The CDC estimates that in the US alone, over 4 million new cases arise each year. The highest rates of chlamydial infections are among 15 to 19 year olds regardless of demographics or geographic location. Complications from the disease include Pelvic Inflammatory Disease ("PID"), a serious cause of infertility among women of childbearing age. Further, a woman may pass the infection to her newborn during delivery, with subsequent neonatal eye infection or pneumonia. The WHO estimates that worldwide, approximately 89 million C. trachomitis infections occurred in 1997 alone. Corixa is engaged in the identification of C. trachomitis antigens for use in a preventative or therapeutic vaccine for this pathogen. This program is one of the three infectious disease efforts covered under the September 1998 SmithKline Beecham collaboration.

        The Company is also engaged in antigen discovery and vaccine development for infections stemming from Herpes Virus (Type 1 and Type 2) and Leishmania. The Company believes its antigen discovery technology will be useful in identifying antigens for use in vaccines which may either prevent or treat these widespread diseases, which afflict over 100 million people worldwide. The Company's efforts in Herpes are in early stage research, while a candidate leishmaniasis vaccine is currently in preclinical development and is undergoing field tests in canine leishmaniasis.

        Autoimmune Disease Vaccines. As a consequence of Corixa's efforts in adjuvant research, and the Company's acquisition of Anergen, Corixa is now actively engaged in research related to understanding and directing the immune system to mitigate or prevent certain autoimmune diseases.

        In the body's immune system, T cells normally regulate the identification and destruction of foreign substances and malignant cells. Autoimmune diseases are caused by the abnormal destruction of healthy body tissues by normal tissue reactive T cells and antibodies. Anergen's results to date suggest that treatments based on its technology platforms may interrupt the chain of events fundamental to the onset and continuation of certain autoimmune diseases, which include rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes. Anergen's AnergiX(R) technology is designed to selectively destroy or inactivate (anergize) the T cells implicated in the disease process. Anergen's second core technology, AnervaX(TM) technology, stimulates the immune system to produce antibodies that may interfere with the presentation of self-antigens to destructive T cells. In contrast to today's therapies in these diseases, which often act to suppress the immune system or to mediate symptoms, Anergen scientists believed that their approaches may provide a means to target the disease process while leaving the normal immune system otherwise unaffected.

        To date, Anergen has completed a Phase I clinical trial for the use of AnergiX.MS(TM) complex in multiple sclerosis, and Corixa intends to seek a corporate partner for this compound. In addition, Corixa is currently enrolling patients in a Phase I clinical trial of AnergiX.RA(TM) complex, in connection with its collaboration with Organon NV (see "Corporate Partnerships"). Anergen has also completed a Phase IIa trial of AnervaX.RA(TM) peptide vaccine, for the treatment of rheumatoid arthritis, and Corixa is actively engaged in seeking a corporate partner for this program. In preclinical development, Anergen has compiled data suggesting that its programs in myasthenia gravis (AnergiX.MG(TM) complex) and diabetes (AnervaX.DB(TM) peptide vaccine), are also targets for corporate partner collaboration and subsequent clinical development.

        Psoriasis is one of the world's most common dermatological disorders, afflicting an estimated 100 million people worldwide. The disease is characterized by chronic inflammatory lesions with red, scaling plaques and is believed to be an autoimmune phenomenon mediated by T cells. PVAC(TM), which Corixa and researchers at Genesis derived from M. vaccae, is currently in clinical Phase I/II trials being conducted in the Philippines. Approximately 40 moderate to severe psoriatic patients have been treated to date with either heat-killed M. vaccae or PVAC(TM), using a protocol involving two injections, an initial dose followed by a second injection three weeks later. Preliminary data from this trial suggest that PVAC(TM) is safe and capable of promoting long lasting clinical benefits, with more than half of the responding patients exhibiting significantly reduced disease for several months following treatment. In addition, more than 50% of all treated patients have manifested clinical improvements past treatment. Corixa is actively engaged in seeking pharmaceutical partners for this program, in particular for territories outside of the US and Canada. See "-- Factors Affecting Future Results -- Clinical Results of Acquired Technology May Not Be Reproducible."

Adjuvants

        Corixa has discovered a gene from the parasite Leishmania that codes for the protein LeIF, which is capable of stimulating Th1 helper and CTL responses. Corixa has demonstrated in preclinical studies that when combined with certain target antigens, LeIF induces a stronger antibody response directed against the target antigen than was induced by vaccination with the antigen alone. Co-administration of LeIF with various T cell vaccines in preclinical studies for both infectious disease and tumors has also resulted in enhanced generation of anti-vaccine reactive CTL.

        Corixa currently produces LeIF as a recombinant protein in bacteria. Corixa anticipates that it will use LeIF in its proprietary vaccine formulations and will also out-license LeIF for incorporation as an adjuvant in vaccines outside of the Company's cancer, infectious disease and autoimmune disease targets.

        In connection with the Company's adjuvant discovery and development program, Corixa, in collaboration with Genesis, has been investigating immunomodulatory activities associated with another intracellular microbe, M. vaccae. Corixa has determined that M. vaccae, as well as protein derivatives from M. vaccae have considerable adjuvant activity and may be capable of altering immune responses in a manner useful in the treatment of autoimmune disease. Based on encouraging early-stage clinical trial results Corixa intends to continue development of M. vaccae preparations for the treatment of psoriasis. The Company believes the same products might also be useful in treatment of other autoimmune diseases, most notably rheumatoid arthritis, scleroderma, lupus and diabetes.

Diagnostic Products

        Corixa believes that many of the antigens it has discovered in the fields of cancer and infectious disease also have applications in disease diagnosis. Antigens can be used in diagnostic tests to determine whether an individual possesses antibodies against the antigen. The presence of such antibodies can indicate that the individual is infected by the pathogen. Diagnostic products for the following infectious diseases are currently under development at Corixa:

        Trypanosoma cruzi ("T. cruzi"). T. cruzi is an intracellular blood and tissue parasite endemic to South America, Central America, Mexico and parts of the United States, which is most commonly transmitted by blood transfusion. T. cruzi is responsible for the development of Chagas' disease, which can develop into fatal infectious heart disease. Current diagnostic procedures to determine blood exposure to T. cruzi infection are based on the detection of patient antibodies that react with crude extracts of this parasite. These tests often produce false results due to their inability to distinguish antibodies against
T. cruzi from antibodies against other infectious agents. Corixa has discovered and evaluated in vitro a number of peptides encoded by genes of the T. cruzi parasite for their ability to serve as highly specific and sensitive reagents for detection of T. cruzi. Corixa has licensed its T. cruzi antigen technology for the development of point-of-care diagnostic tests to several diagnostic companies, including DiaMed S.A. ("DiaMed") and Trinity Biotech UK Limited ("Trinity Biotech" formerly Centocor U.K. Limited). See "-- Corporate Partnerships -- Diagnostic Products."

        Tuberculosis ("Tb"). Corixa believes that many antigens currently under investigation by Corixa could be useful in the development of novel diagnostics to determine whether patients have been infected with Mtb. Current diagnostic assays to determine Mtb infection are expensive and labor intensive. The majority of patients exposed to Mtb receive chest x-rays, and attempts are made to culture the bacterium in vitro from sputum samples. Mtb grows poorly and slowly outside the body, which can produce false negative test results. In addition, standard skin tests are not ideal in detecting infection and cannot be used in areas of the world where patients receive childhood vaccination with bacterial strains related to Mtb. Corixa is developing a combination of proprietary antigens that may be used in detecting the presence and degree of Mtb infection. Corixa has granted Abbott Laboratories ("Abbott") and AMRAD-ICT, a division of AMRAD Corporation PTY LTD, non-exclusive licenses to certain of its Tb antigen technologies and intends to pursue additional out-licensing opportunities for this product. See "-- Corporate Partnerships -- Diagnostic Products."

        Leishmaniasis. The parasite Leishmania causes a systemic disease of the liver, spleen and bone marrow called leishmaniasis, which can be fatal if not treated. The disease is endemic to Southern Europe, the Middle East, Africa, China and India, as well as Central and South America. The largest United States population infected with Leishmania are military personnel and veterans who were exposed to the parasite while stationed in the Middle East during the Gulf War. Leishmania has also become a leading cause of opportunistic infection in AIDS patients in Southern Europe. Currently, the most reliable test for this parasite infection is an extremely costly and potentially dangerous procedure requiring the collection of bone marrow from patients and microscopically searching for evidence of infection. Corixa has identified and patented a Leishmania antigen that is useful in determining whether patients are infected with the parasite. Corixa has licensed its Leishmania diagnostic technology to multiple diagnostic companies on a non-exclusive basis. Corixa is currently negotiating with other diagnostic companies who have expressed interest in using Corixa's patented technology. There can be no assurance, however, that such negotiations will lead to the establishment of any new corporate partnerships on terms favorable to Corixa, if at all. See " -- Corporate Partnerships -- Diagnostic Products."

        Tick-Borne Diseases. There are multiple diseases, such as Lyme disease, caused by pathogens harbored by several tick species in North America. Recent scientific investigation has identified two tick-borne pathogens, Ehrlichia and Babesia microti, infection by which can lead to Lyme disease-like symptoms and which can also cause death. No diagnostic tests currently exist for these pathogens. Corixa has identified multiple genes from these pathogens that Corixa believes may form the basis of novel diagnostic products and has begun discussions with diagnostic companies that have expressed interest in this field. In April 1998, Corixa granted Imugen, Inc. ("Imugen") an exclusive license to certain of its tick-borne antigen technologies for use in clinical reference laboratory testing, and Corixa intends to pursue additional partnerships for diagnostic products based on its discovery of antigens from Erlichia and Babesia microti. See "-- Corporate Partnerships -- Diagnostic Products."

Other Products In Development

        Adoptive Immunotherapy Products. Because T cells, particularly CTL, are generally believed to be essential for the generation of protective immunity against tumors, scientists and clinicians have for many years studied the potential of using CTL obtained from patients and grown outside the body (ex vivo) for use in treating patients with advanced cancer. CTL grown ex vivo have been shown to be effective in shrinking and/or eliminating tumors, both in animal models and in clinical trials. This therapeutic approach, called adoptive immunotherapy, has been limited by its dependence on the ability to grow sufficient numbers of tumor antigen reactive CTL or other T cell populations ex vivo for re-infusion into cancer patients. Corixa believes that several of its core technologies will be useful in the development of adoptive immunotherapy procedures for cancer treatment, and Corixa has identified multiple tumor antigens that can be used to stimulate in vitro growth of tumor-reactive CTL. In addition, Corixa's microsphere and adjuvant technologies have been demonstrated to enhance the in vitro generation and growth of tumor antigen reactive CTL. Corixa intends to pursue research and corporate partnership opportunities in the field of adoptive immunotherapy of cancer. See "-- Corporate Partnerships -- Adoptive Immunotherapy Products."

        Animal Health Products. Corixa believes that certain of its vaccine and diagnostic products also may have applications in the detection of infection and treatment of disease in animals. One such disease is Leishmaniasis, which can be carried by dogs. Europe is the primary market for these products. Corixa is currently collaborating with Heska, a developer and marketer of companion animal diagnostics and therapeutic products, to develop both diagnostics and vaccines for the treatment of Leishmaniasis in dogs. Corixa has also granted Heska a license to use LeIF in combination with other types of vaccines in the companion animal field. Corixa intends to explore further opportunities to partner its technology for use in animal health markets. See "-- Corporate Partnerships -- Animal Health Products."

        Corixa's products are in an early stage of development and have not been demonstrated to be safe or effective. There can be no assurance that any of Corixa's programs will move beyond their current stages of development. In addition, even if Corixa is able to successfully complete its development efforts with respect to a particular product, there can be no assurance that regulatory approvals will be obtained or that any such product can be successfully manufactured and commercialized. See "-- Factors Affecting Future Results -- There are Uncertainties Related to Corixa's Technology and Product Development."


CORPORATE PARTNERSHIPS

        An element of Corixa's strategy is to establish multiple corporate partnerships with pharmaceutical, biopharmaceutical and diagnostic companies that have the expertise and capability to develop, manufacture, obtain regulatory approval of and commercialize Corixa's products. In such corporate partnerships, Corixa seeks to cover its research and development expenses through research funding, milestone payments and option, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Corixa has focused on three discrete types of product collaborations, vaccine antigen discovery programs, novel immunotherapy development programs derived from its antigen and adjuvant research, and diagnostic programs. Corixa has also, to a lesser extent, pursued partnerships in adoptive immunotherapy and animal health products.

Vaccines

        SmithKline Beecham. On October 28, 1998, Corixa entered into a collaboration and license agreement effective September 1, 1998 with SmithKline Beecham, which superseded and significantly expanded the scope of Corixa's then-existing agreements with SmithKline Beecham Manufacturing and SmithKline Beecham Biologicals. Corixa granted SmithKline Beecham an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership; provided that with respect to tuberculosis, such rights are co-exclusive with Corixa in Japan. Under the collaboration and license agreement, SmithKline Beecham agreed to provide payment for work that is performed under Corixa's existing antigen discovery programs in tuberculosis, breast cancer and prostate cancer. In addition, SmithKline Beecham agreed to provide payment for work that is performed in additional programs in the following areas: (i) ovarian and colon carcinoma vaccine discovery and development and (ii) vaccines for two chronic infectious pathogens, Chlamydia trachomatis, which causes sexually-transmitted disease, and Chlamydia pneumoniae, which is associated with the development of atherosclerosis. The discovery phase of the agreement also allows for the selection of one additional disease field to be agreed upon at a future date. Corixa also granted SmithKline Beecham an exclusive worldwide license to develop, manufacture and sell vaccine products resulting from Corixa's Her-2/neu vaccines for the treatment of breast and ovarian cancer as well as Corixa's vaccine program based on Mammaglobin, a novel gene and protein associated with breast cancer. For certain of these disease areas, Corixa granted SmithKline Beecham certain license rights to develop, manufacture and sell passive immunotherapy products such as T cell or antibody therapeutics as well as therapeutic drug monitoring products.

        SmithKline Beecham has committed to funding of $43.6 million for work that is to be performed in the above mentioned programs during the initial four year term of the agreement. Corixa and SmithKline Beecham may mutually agree to extend the research and development programs beyond the initial four-year term. Upon the signing of the agreement in October 1998, SmithKline Beecham agreed to purchase $2.5 million worth of Corixa Common Stock at a premium to its fair market value, and Corixa has the right in the future to require SmithKline Beecham to purchase an additional $2.5 million of Corixa Common Stock, at a premium to its then-current fair market value. The initial equity investment combined with the discovery program payment results in aggregate funding of $48.6 million during the first four years of the agreement. Additionally, with respect to the $5.0 million previously paid to Corixa by SmithKline Beecham under a prior option agreement, which covered the fields of ovarian and colon cancer vaccines, SmithKline Beecham may elect to have Corixa repay such amount to SmithKline Beecham on September 1, 2003 or convert such amounts into the purchase of Corixa Common Stock at a premium to its then-current fair market value. To the extent that certain clinical and commercial milestones in the programs are achieved, Corixa is entitled to receive payments, which in the aggregate could exceed $150 million. The individual amounts of such payments vary, depending on the milestones achieved and the types of product sold. Corixa is also entitled to receive future royalty payments on all product sales, which royalties vary depending on the types of products sold.

        Organon N.V. As a result of the acquisition of Anergen, Corixa gained an additional corporate partner, Organon N.V. ("Organon"). Organon is the pharmaceutical division of the Dutch-based Akzo-Nobel Group. The Organon partnership is targeting the development of a novel vaccine for the potential treatment of rheumatoid arthritis ("RA"). First established in June 1996, the Organon/Anergen relationship has focused on the preclinical and clinical development of AnergiX.RA(TM) complex, a novel treatment that combines Organon's proprietary RA peptide and Anergen's proprietary soluble MHC class II (AnergiX(R) technology). Corixa is presently enrolling patients in a Phase I clinical trial, which the Company currently anticipates will be completed by the end of 1999. Under the terms of the collaboration, all current clinical trials costs are borne by Organon, and in the event of ongoing success, Organon will pay Corixa milestone and royalty payments.

Novel Immunotherapeutic Products Derived from Antigens or Adjuvants

        Pasteur Merieux Connaught. In December 1996, Corixa entered into an option and license agreement with PMC whereby Corixa granted PMC an option to license its novel adjuvant LeIF for exclusive use in influenza and respiratory syncytial virus and non-exclusive use in HIV, Tb and malaria. That agreement lapsed on December 31, 1998. Subsequently, the companies entered into a new letter agreement to continue to collaborate on the study of vaccine adjuvants.

        IDEC Pharmaceuticals. In late February 1999, IDEC announced its research and option collaboration with Corixa for the potential treatment of prostate cancer. The companies are pursuing the identification of monoclonal antibodies directed to certain prostate cancer antigens discovered by Corixa. IDEC retains certain limited option rights to license such antibodies, under terms which will include exercise fees, research support, milestone and royalty payment obligations.

Diagnostic Products

        Corixa has entered into and intends to continue to pursue corporate partnerships in the fields of cancer and infectious disease diagnostics to complement its therapeutic research efforts and to expand its scientific platform. Corixa has established corporate partnerships for the development of diagnostic products for infectious diseases with Abbott, DiaMed, Trinity Biotech, AMRAD-ICT, and other small diagnostic companies. Under these arrangements, Corixa generally grants a non-exclusive license to Corixa's antigens for use in specified infectious disease indications in exchange for the respective corporate partner's agreement to make certain payments upon achievement of development milestones, a commitment to purchase a minimum number of reagents and an agreement to pay royalties on any product sales. Corixa has also established a corporate partnership with Imugen pursuant to which Corixa granted Imugen an exclusive license to certain Corixa antigens for use in Imugen's clinical reference laboratory services to detect and diagnose certain infectious diseases caused by certain tick-borne pathogens. In exchange for this license, Imugen will pay Corixa certain annual minimum payments as well as a percentage of revenues received in connection with the clinical reference laboratory services.

Adoptive Immunotherapy Products

        In April 1998, Corixa and CellPro, Incorporated ("CellPro") agreed to terminate the license and collaborative research agreement originally entered into by such parties in November 1995. Corixa intends to pursue additional research and corporate partnerships in this field.

Animal Health Products

        Heska. In March 1996, Corixa entered into a license and research agreement with Heska. Under the license and research agreement, Corixa granted Heska an exclusive worldwide license to Corixa's LeIF adjuvant for use in certain of Heska's vaccines and for use as a stand-alone vaccine against canine leishmaniasis. In addition, Corixa granted Heska a license to its diagnostic antigen, K39, for use in detecting canine leishmaniasis. The license is exclusive worldwide, except that it is non-exclusive in Central and South America. Heska paid an up-front license fee and agreed to make future payments upon the achievement of certain development milestones, as well as royalty payments on any product sales. In December 1996, Heska made a payment to Corixa based on achievement of a development milestone for Corixa's K39 diagnostic product. Heska has begun commercial sales of two different diagnostic products for canine leishmaniasis in Italy. In December 1997, Heska announced commercial availability of the first product, a diagnostic test for use in clinical laboratories, and paid a corresponding milestone payment to Corixa. In June 1998, Heska announced commercial availability of a second product, a point-of-care diagnostic test.

        Corixa's corporate partnership agreements generally provide recourse for Corixa with respect to its existing product and technology rights in the event of an uncured material breach of such an agreement by a corporate partner. In such event, Corixa generally may elect to terminate the licenses granted to such corporate partner under such agreements. However, because Corixa's strategy for the discovery, research, development, clinical testing and commercialization of its products is to enter into multiple corporate partnerships, the success of Corixa is substantially dependent on its ability to enter into and maintain such arrangements on terms favorable to Corixa, its ability to successfully manage current or future corporate partnerships, if any, and the ability of its corporate partners to perform their respective obligations under such arrangements. There can be no assurance that Corixa will be able to negotiate any additional corporate partnerships on favorable terms, or at all, that its current corporate partnerships will be successful or that its corporate partners will perform their obligations under such arrangements in a timely manner or at all, any of which would have a material adverse effect on Corixa's business, financial condition and results of operations. See "-- Factors Affecting Future Results -- Corixa is Dependent on Existing and Future Corporate Partnerships."



CERTAIN BUSINESS RELATIONSHIPS

Relationship with Infectious Disease Research Institute

        In September 1994, Corixa entered into a research services and intellectual property agreement with the Infectious Disease Research Institute, a not-for-profit, grant-funded private research institute ("IDRI"). Under this agreement, as amended and restated effective January 1997, Corixa has agreed to provide IDRI with research funding and certain administrative and facilities support, including use of Corixa's research laboratory space. IDRI pays a services fee for the administrative and facilities support provided by Corixa. Corixa's funded research performed by IDRI is in the area of infectious disease. Under the agreement, IDRI is obligated to disclose to Corixa all significant developments relating to information or inventions discovered at IDRI, and Corixa will own, on a royalty-free basis, all of IDRI's interest in inventions and patent rights arising out of IDRI's research during the term of the agreement (other than inventions and patent rights arising out of research that is or in the future may be funded by certain governmental or not-for-profit organizations). With respect to such rights arising out of research funded by governmental and not-for-profit organizations, Corixa has been granted a royalty-bearing, worldwide, perpetual license, exclusive except as to rights held by such governmental or not-for-profit organizations.

        IDRI is independent of Corixa, and Corixa does not have the right to control or direct IDRI's activities. A majority of the members of IDRI's board of directors are not affiliated with Corixa. However, Corixa's Chief Scientific Officer is co-founder and during 1998 was a member of the board of directors of IDRI. Corixa's Chief Operating Officer is also a member of the board of directors of IDRI and Corixa's Vice President and Chief Financial Officer was treasurer of IDRI during 1998. The research services and intellectual property agreement terminates on December 31, 1999, subject to renewal for one or more three year terms at the option of Corixa. If IDRI terminates the agreement as a result of Corixa's failure to make required payments, Corixa would be obligated to pay royalties on any product sales. Subsequent to December 31, 1998, Corixa's Chief Scientific Officer, Chief Operating Officer and Vice President and Chief Financial Officer resigned from their respective positions as directors and officers of IDRI.


CERTAIN LICENSE AGREEMENTS

        Corixa seeks to obtain technologies that complement and expand its existing technology base. Where consistent with its strategy, Corixa has licensed and intends to continue to license product and marketing rights from selected research and academic institutions in order to capitalize on the capabilities and technology bases of these entities. Under these license agreements, Corixa generally seeks to obtain unrestricted sublicense rights consistent with its partner-driven strategy. Corixa is generally obligated under these agreements to diligently pursue product development, make development milestone payments and pay royalties on any product sales.

        Agreement with Genesis Research and Development Corporation Limited. Corixa entered into a collaborative research and development agreement with Genesis, effective January 1, 1998, for the development and commercialization of an M. vaccae-derived product for the treatment of psoriasis. Under the agreement, Corixa and Genesis will share the costs of product development and the revenues received by Genesis and Corixa related to such product. In the event one party becomes responsible for more than 50% of product development costs, such party shall also receive a pro rata increased portion of revenues received by Genesis and Corixa related to such products. Under the agreement, Genesis also granted Corixa the worldwide, exclusive right to develop the M. vaccae-derived product for certain other autoimmune diseases, including rheumatoid arthritis, multiple sclerosis and diabetes.

        Agreement with Stanford Rook Ltd. In December 1998, Corixa entered into a worldwide, exclusive license agreement with Stanford Rook Ltd. ("SR") for rights under SR's M. vaccae-related intellectual property for the development and commercialization of certain M. vaccae-derived products for the treatment of psoriasis, rheumatoid arthritis, multiple sclerosis and diabetes, with an option to certain additional fields. Under the license agreement, Corixa agreed to pay SR license fees, milestone payments and a percentage of revenues received by Corixa from product sales. The agreement was amended and restated in February 1999 to reflect the additional grant of manufacturing rights by SR to Corixa. In addition, in February 1999, SR and Corixa also entered into a worldwide, non-exclusive license agreement for rights under SR's M. vaccae-related intellectual property for the manufacture, development and commercialization of certain M. vaccae-derived products for use as adjuvants in Corixa's proprietary vaccines other than Tb vaccines.

        Agreements with Southern Research Institute. In May 1996, Corixa entered into a license agreement with SRI. Under the license agreement, SRI granted Corixa an exclusive, worldwide, sublicensable license (subject to the rights of certain United States governmental agencies and a grant-back to SRI for non-commercial research purposes) to certain polymer microsphere technology for use in the fields of cancer and infectious disease, to the extent a product incorporates an antigen, cytokine or adjuvant owned or controlled by Corixa. In addition, SRI granted Corixa options to exclusive, worldwide, sublicensable licenses in certain autoimmune and viral disease fields. Corixa paid up-front license fees upon execution of the license agreement. Corixa is also obligated to make future payments upon the achievement of certain development milestones, as well as royalty payments on any product sales, subject to an annual minimum royalty. In addition, Corixa issued SRI 15,151 shares of Common Stock upon execution of the license agreement and a warrant exercisable for 7,575 shares for each grant of sublicense rights to a third party, up to a maximum of 37,875 shares, and 7,575 shares for initiation of each Phase III clinical trial, up to a maximum of 37,875 shares. In April 1997, the parties amended the license agreement to extend Corixa's license in the field of cancer to include products that incorporate third-party antigens or cytokines. Corixa is obligated to share revenues from such third-party sublicense agreements with SRI. Corixa issued SRI 4,545 shares of Common Stock upon the first anniversary of the effective date of the license agreement, and issued an additional 4,545 shares of Common Stock on June 30, 1998. SRI may terminate the license agreement in the event Corixa fails to perform certain obligations under such agreement.

        Agreement With Dana-Farber Cancer Institute. In January 1995, Corixa entered into a licensing agreement with Dana-Farber. Under the licensing agreement, Dana-Farber granted Corixa an exclusive, worldwide, sublicensable license (subject to the rights of certain US governmental agencies and a grant-back to Dana-Farber for non-commercial research purposes) to certain microsphere technology related to the induction of a CTL response for use in all fields. Corixa paid up-front license fees upon execution of the licensing agreement. Corixa is also obligated to make future payments upon the achievement of certain development milestones, as well as royalty payments on any product sales, subject to an annual minimum royalty. In addition, Corixa issued Dana-Farber 15,151 shares of Common Stock upon execution of the licensing agreement and agreed to issue an additional 15,151 shares of Common Stock upon issuance of the first patent containing claims covering the licensed technology. Corixa must continue to meet certain research-based obligations in order to retain its rights under the licensing agreement. Dana-Farber may terminate the licensing agreement in the event Corixa does not make required royalty payments or fails to perform certain obligations under such agreement.

        Agreements with ImmGenics Pharmaceuticals, Inc. On November 4, 1998 Corixa signed an exclusive agreement with ImmGenics Pharmaceuticals, Inc. ("ImmGenics") to utilize ImmGenics' proprietary Selected Lymphocyte Antibody Method technology to develop high affinity therapeutic and diagnostic monoclonal antibodies targeting Corixa's proprietary antigens in cancer and infectious disease. Under the terms of the agreement, Corixa will make research and development payments and, if certain milestones are achieved, additional milestone payments, as well as royalty payments on future product sales. In addition to the collaborative agreement, Corixa invested $1.75 million in exchange for preferred stock in ImmGenics, convertible debt and warrants, and may be required under the terms of the agreement to invest an additional $1.25 million in 1999, for a total investment by Corixa of $3.0 million. Corixa may obtain additional ownership in ImmGenics over time under certain terms of the agreement. The Vice President and Chief Financial Officer of Corixa is a member of the Board of Directors of ImmGenics.

        Other License Agreements. Additionally, Corixa is a party to certain other option or license agreements useful in vaccine formulation and delivery with academic institutions, including an exclusive license agreement with the University of Washington for the use of Her-2/neu technology in all fields. Corixa is also a party to option or license agreements useful in its antigen discovery program, including agreements with (i) Washington University in St. Louis, Missouri for the use of mammaglobin, a breast cancer-related protein and genes for prophylactic and therapeutic treatment of and diagnosis of adenocarcinoma, (ii) Health Research, Inc. for the use of a proprietary mouse model for human cancer, (iii) Mayo Foundation for Medical Education and Research for use of tick-borne disease antigens, (iv) Massachusetts Institute of Technology for the use of WT-1, a leukemia-related gene and antigen in therapeutic applications, and (v) University of Pittsburgh for Muc-1 peptide vaccine for use in the diagnosis and therapy of cancer. Certain of these agreements require Corixa or other parties to meet certain performance obligations in order to retain their rights under such agreements or require Corixa to make certain payments in order to obtain or maintain rights to the subject technology.


PATENTS AND PROPRIETARY TECHNOLOGY

        Corixa's success will depend in large part on the ability of Corixa and its licensors to obtain patent and other proprietary protection for Corixa's vaccine and diagnostic products, antigens and adjuvants, defend patents once obtained, preserve its trade secrets and operate without infringing the patents and proprietary rights of third parties both in the United States and in foreign countries. Where appropriate, Corixa intends to seek patent protection for its vaccine, discovery, screening, diagnostic and other proprietary technologies by filing patent applications in the United States and certain other countries. As of January 31,1999, Corixa owned or had licensed 37 issued United States patents that expire at various times between December 2004 and August 2016, and 154 pending United States patent applications.

        While Corixa believes its patents and patent applications provide a competitive advantage in its efforts to discover, develop and commercialize useful vaccine and diagnostic products, as well as antigens and adjuvants, the patent positions of pharmaceutical and biopharmaceutical companies, including those of Corixa, are highly uncertain and involve complex legal and factual questions for which important legal principles are unresolved. For example there is substantial uncertainty regarding the potential for patent protection for gene fragments or genes without known function or correlation with specific diseases. There can be no assurance that Corixa, its corporate partners or its licensors have or will develop or obtain rights to products or processes that are patentable, that patents will issue from any of the pending applications owned or licensed by Corixa or its corporate partners, that any claims allowed will issue, or in the event of issuance, that such claims will be sufficient to protect the technology owned by or licensed to Corixa or its corporate partners. Corixa has licensed certain patent applications from SRI related to Corixa's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. There can be no assurance that SRI will prevail in this opposition proceeding or that any patents will issue in Europe related to such technology. There can also be no assurance that Corixa's or its corporate partners' current patents, or patents that issue on pending applications, will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Corixa. Patent applications in the United States are maintained in secrecy until patents issue, patent applications in certain foreign countries are not generally published until many months or years after they are filed, and publication of technological developments in the scientific and patent literature often occur long after the date of such developments. Accordingly, Corixa cannot be certain that it or one of its corporate partners was the first to invent the subject matter covered by any patent application or that it or one of its corporate partners was the first to file a patent application for any such invention.

        The commercial success of Corixa depends significantly on its ability to operate without infringing patents and proprietary rights of third parties, and there can be no assurance that Corixa's and its corporate partners' technologies do not or will not infringe the patents or proprietary rights of others. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to Corixa or its corporate partners. In addition, Corixa is unable to determine with certainty the patents or patent applications of other parties that may materially affect Corixa's or its corporate partners' ability to make, use or sell any products. The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to Corixa or its corporate partners and limit the ability of Corixa or its corporate partners to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, Corixa or its corporate partners may be enjoined from pursuing research, development or commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that Corixa or its corporate partners will not be so enjoined or will be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or will be able to obtain or develop alternative technologies. If Corixa or any of its corporate partners is enjoined from pursuing its research, development or commercialization activities or if any such license is not obtained, or alternative technologies are not obtained or developed, Corixa or such corporate partner may be delayed or prevented from commercializing its products, which would have a material adverse effect on Corixa's business, financial condition and results of operations.

        There can be no assurance that third parties will not independently develop similar or alternative technologies to those of Corixa, duplicate any of the technologies of Corixa, its corporate partners or its licensors, or design around the patented technologies developed by Corixa, its corporate partners or its licensors. The occurrence of any of these events would have a material adverse effect on Corixa's business, financial condition and results of operations.

        Litigation may also be necessary to enforce patents issued or licensed to Corixa or its corporate partners or to determine the scope or validity of a third party's proprietary rights. Corixa could incur substantial costs if litigation is required to defend itself in patent suits brought by third parties, if Corixa participates in patent suits brought against or initiated by its corporate partners or if Corixa initiates such suits, and there can be no assurance that funds or resources would be available to Corixa in the event of any such litigation. Additionally, there can be no assurance that Corixa or its corporate partners would prevail in any such action. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject Corixa to significant liabilities, require disputed rights to be licensed from other parties or require Corixa or its corporate partners to cease using certain technology, any of which may have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa also relies on trade secrets and proprietary know-how, especially in circumstances where patent protection is not believed to be appropriate or obtainable. Corixa's policy is to require each of its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with Corixa. These agreements generally provide that all confidential information developed or made known to the individual during the course of such relationship will be kept confidential and not disclosed to third parties except in specified circumstances. These agreements also generally provide that all inventions conceived by the individual in the course of rendering services to Corixa shall be the exclusive property of Corixa. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for any breach, or that Corixa's trade secrets will not otherwise become known or be independently discovered by its competitors, any of which could have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa is a party to various license agreements that give it rights to use certain technologies in its research, development and commercialization activities. Disputes may arise as to the inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by Corixa and its corporate partners, licensors, scientific collaborators and consultants. There can be no assurance that Corixa will be able to maintain its proprietary position or that third parties will not circumvent any proprietary protection Corixa does have. The failure of Corixa to maintain exclusive or other rights to such technologies could have a material adverse effect on Corixa's business, financial condition and results of operations. See "-- Factors Affecting Future Results -- Corixa is Dependent on Proprietary Technology and Its Patent Protection is Uncertain."


GOVERNMENT REGULATION

        Regulation by governmental entities in the United States and other countries will be a significant factor in the development, production and marketing of any products developed by Corixa or its corporate partners. Pharmaceutical products and medical devices are subject to rigorous regulation by the Food and Drug Administration ("FDA") in the United States and similar health authorities in foreign countries under laws and regulations that govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, export and promotion, marketing and distribution of such products. Product development and approval within this regulatory framework is uncertain, can take a number of years and requires the expenditure of substantial resources. Any failure to obtain regulatory approval, or any delay in obtaining such approvals, could adversely affect the marketing of products under development by Corixa or its corporate partners, Corixa's ability to receive product or royalty revenues, and its liquidity and capital resources. The nature and extent of the governmental premarket review process for Corixa's products will vary, depending on the regulatory categorization of particular products. Corixa believes that its vaccine and related pharmaceutical products will be regulated as biologics by the FDA and comparable regulatory bodies in other countries. The necessary steps before a new biological product may be marketed in the United States ordinarily include: (i) preclinical laboratory tests and in vivo preclinical studies; (ii) the submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical trials may commence; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (iv) the submission to the FDA of a biologics license application ("BLA"); and (v) FDA review and approval of the BLA prior to any commercial sale or shipment of the product. The FDA's Modernization Act of 1997 (the "Modernization Act") eliminated the requirement that both a product license application and an establishment license application be filed with respect to certain categories of biotechnology products after February 19, 1998. It is impossible to predict what impact, if any, the Modernization Act will have upon the regulatory review of Corixa's biological products.

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

        Clinical trials generally are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into human subjects or patients, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimum dosage and (iii) further identify possible adverse reactions and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies, within a broader patient population, generally at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific period of time, if at all, with respect to any of Corixa's products. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time. See "--Factors Affecting Future Results -- Corixa Faces Much Government Regulation."

        The results of pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA for approval of the manufacture, marketing and commercial shipment of the biological product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny the BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarket testing and surveillance to monitor the safety or efficacy of the product.

        Any diagnostic products developed by Corixa or its corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness: Class I (general controls -- e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP")), Class II (general controls and special controls -- e.g., performance standards and postmarket surveillance) and Class III (premarket approval).

        Before a new device can be introduced into the market, its manufacturer generally must obtain marketing clearance through either a premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("510(k)") or approval of a premarket approval application ("PMA"). Because Corixa believes that any diagnostic device developed by it or its corporate partners would be classified as a Class III device, such product would be subject to the PMA approval requirement. A 510(k) clearance typically will be granted if a company establishes that its device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of PMAs. A 510(k) clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical studies. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the PMA process. An FDA determination of "not substantially equivalent," a request for additional information, or the requirement of PMA approval could delay market introduction of products that fall into this category. Furthermore, for any devices cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions.

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

        Regulatory approval, if granted for any biopharmaceutical or medical device product, may entail limitations on the indicated uses for which it may be marketed, and product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including record keeping requirements and reporting of adverse experiences associated with product use. Corixa and its corporate partners will be required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. The FDA has recently revised the GMP regulations. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. These and future changes in regulatory regulations could have a material adverse effect on Corixa's business, financial condition and results of operations. Manufacturing facilities in the United States are subject to periodic inspection by the FDA. Failure to comply with GMP and other applicable regulatory requirements may result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to review pending marketing approval applications, withdrawal of marketing approvals and criminal prosecution.

        For clinical investigation and marketing of products outside the United States, Corixa and its corporate partners may be subject to regulation by regulatory authorities in other countries. The requirements governing the conduct of clinical trials, marketing authorization and pricing and reimbursement vary widely from country to country. The regulatory approval process in other countries entails risks similar to those associated with FDA approval.

        Corixa's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. Corixa is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although Corixa believes that its safety procedures for using, handling, storing and disposing of such materials comply with the standard prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Corixa's use of these materials could be curtailed by state or federal authorities, Corixa could be held liable for any damages that result and any liability could exceed the resources of Corixa. See "--Factors Affecting Future Results -- Corixa Faces Much Government Regulation."



COMPETITION

        The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with products Corixa is seeking to develop. Many companies are also developing alternative therapies to treat cancer and infectious disease and, in this regard, are competitive with Corixa. Many of the entities developing and marketing such competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than Corixa. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies and institutions compete with Corixa in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to Corixa's programs. Corixa's ability to compete effectively will depend on its ability to advance its technology platforms, license additional technology, maintain a proprietary position in its technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate partnerships that enable Corixa and its corporate partners to develop effective products that can be manufactured cost-effectively and marketed successfully. Corixa expects that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. There can be no assurance that competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than Corixa or that such products will not render Corixa's products obsolete. See "--Factors Affecting Future Results -- Corixa Faces Intense Competition."


EMPLOYEES

        As of December 31, 1998, Corixa employed 132 personnel, including 94 in research and development and 38 in research and development support and administration. Each of Corixa's employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. Corixa has never experienced employment-related work stoppages and considers its employee relations to be good.



ITEM 2.  PROPERTIES

        Corixa maintains its headquarters in Seattle, Washington where it leases approximately 77,000 square feet of laboratory, discovery, research and development, manufacturing and general administration space. As of December 31, 1998, Corixa's monthly rent for this space, including amortization of tenant improvements, was approximately $155,000. The lease for this facility expires in January 2005, with an option to renew the lease for two additional periods of five years each. Corixa believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.



ITEM 3.  LEGAL PROCEEDINGS

         As of the date hereof, the Company is not a party to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In connection with its initial public offering of Common Stock (the "Offering") in 1997, the Company filed a Registration Statement on Form S-1, SEC File No. 333-32147, which was declared effective by the Commission on October 2, 1997.

         The Company incurred the following expenses in connection with the Offering during the quarter ended December 31, 1997.

                      Underwriting discounts and commissions    $3,139,500
                      Other expenses                               932,404
                                                                ----------
                      Total Expenses                            $4,071,904
                                                                ==========

         All of such expenses were direct or indirect payments to others.

         The net offering proceeds to the Company after deducting the total expenses above were approximately $40,778,100. The Company is using these proceeds for research and development expenses, working capital and general corporate purposes.

         Corixa's Common Stock trades under the symbol "CRXA" on the Nasdaq National Market. As of March 10, 1999 there were 481 holders of record of the Company's Common Stock.

The following table shows the Company high and low selling prices of the Common Stock as quoted on the Nasdaq National Market for each of the quarters indicated. Future stock prices may be subject to volatility particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

                                                          High            Low
                                                         -------         -----
                      1997
                      ----
                      Fourth Quarter                     $14.125         $8.75
                           (from October 2, 1997)

                      1998
                      ----
                      First Quarter                      $10.000        $6.7500
                      Second Quarter                     $10.500        $6.1250
                      Third Quarter                      $7.0000        $3.3125
                      Fourth Quarter                     $9.5000        $3.5000



DIVIDEND POLICY

         The Company has never paid cash dividends on its Common Stock and has no present plans to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

          The following selected financial information has been derived from the audited financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.


                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                          INCEPTION
                                                                                                         (SEPTEMBER 8,
                                                                        YEAR ENDED                         1994) TO
                                                                       DECEMBER 31,                      DECEMBER 31,
                                                     1998          1997          1996          1995          1994
                                                   --------      --------      --------      --------      --------
Revenue:
  Collaborative agreements ...................     $ 17,003      $ 13,390      $  4,402      $  2,411      $     --
  Government grants ..........................        1,267           977         1,403           304            --
                                                   --------      --------      --------      --------      --------
    Total revenue ............................       18,270        14,367         5,805         2,715            --
Operating expenses:
  Research and development....................       27,436        16,398         9,995         7,040           439
  General and administrative .................        2,672         2,033           781           532           205
  In-process research and development.........       12,021            --            --            --           428
                                                   --------      --------      --------      --------      --------
    Total operating expenses..................       42,129        18,431        10,776         7,572         1,072
                                                   --------      --------      --------      --------      --------
Loss from operations..........................      (23,859)       (4,064)       (4,971)       (4,857)       (1,072)
Interest income ..............................        3,016         1,300           642           772            83
Interest expense .............................         (767)         (327)         (166)          (82)           --
Other income .................................          294           415           348            17            --
                                                   --------      --------      --------      --------      --------
Net loss .....................................     $(21,316)     $ (2,676)     $ (4,147)     $ (4,150)     $   (989)
                                                   ========      ========      ========      ========      ========

Basic and diluted net loss
  per share ..................................     $  (1.75)     $  (0.55)     $  (1.65)     $  (1.67)     $  (0.41)
                                                   ========      ========      ========      ========      ========

Shares used in computation
  of basic and diluted net loss
  per share ..................................       12,172         4,891         2,521         2,487         2,403
                                                   ========      ========      ========      ========      ========

Pro forma basic and diluted net loss
  per share ..................................                   $  (0.31)     $  (0.55)     $  (0.58)     $  (0.27)
                                                                 ========      ========      ========      ========

Shares used in computation
  of pro-forma basic and diluted net loss
  per share ..................................                      8,755         7,490         7,120         3,648
                                                                 ========      ========      ========      ========



                                                                     DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1998          1997          1996          1995          1994
                                          --------      --------      --------      --------      --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments .......................     $ 45,141      $ 56,318      $ 11,933      $ 10,773      $ 11,064
Working capital......................       42,508        53,962        10,101         9,743        10,939
Total assets.........................       61,184        61,807        15,185        12,340        14,334
Long term obligations less current
  portion ...........................       11,835         6,924         1,175           816            --
Accumulated deficit..................      (33,278)      (11,962)       (9,286)       (5,139)         (989)
Total stockholders' equity...........       42,184        51,285        11,226        10,264        14,038

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Corixa's objective is to be a leader in the discovery and commercialization of products useful in preventing, treating or diagnosing cancer, certain infectious diseases and certain autoimmune diseases. Corixa's strategy is to dedicate its resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research-and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. As of December 31, 1998, approximately 90% of Corixa's revenue has resulted from such collaborative agreements. In particular, Corixa has entered into significant corporate partnerships with SB Biologicals and SB Manufacturing with respect to tuberculosis, breast cancer and prostate cancer. In addition, SmithKline Beecham agreed to provide payment for work that is performed in additional programs in the following areas: (i) ovarian and colon carcinoma vaccine discovery and development programs and (ii) vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae. The discovery phase of the agreement also allows for the selection of one additional disease field to be agreed upon at a future date. The Company has also granted SmithKline Beecham an exclusive worldwide license to develop, manufacture, and sell vaccine products resulting from the Company's clinical program based on Her-2/neu for the treatment of breast and ovarian cancer as well as the Company's preclinical program based on Mammoglobin, a novel gene product associated with breast cancer. For certain of these disease areas, the Company granted SmithKline Beecham certain rights to develop, manufacture and sell passive immunotherapy products such as T cell or antibody therapeutics and therapeutic drug monitoring products. SmithKline Beecham has committed $43.6 million to fund work in such discovery programs during the next four years. Additionally, since Corixa's inception, approximately 10% of Corixa's revenue has resulted from funds awarded through government grants. As of December 31, 1998, Corixa had total stockholders' equity of $42.2 million. See "-- Item 1 -- Business -- Corporate Partnerships - Vaccines."

        Corixa has entered, and intends to continue to enter, into collaborative agreements early in the development process. Corixa believes that this active corporate partnering strategy enables the Company to maintain its focus on its fundamental strengths in vaccine discovery and research, capitalizes on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes Corixa's financing requirements. When entering into such corporate partnering relationships, Corixa seeks to cover its research and development expenses through research funding, milestone payments and collaboration agreement credit lines, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales.

        On September 15, 1998, the Company completed an acquisition of GenQuest, Inc., a Delaware corporation ("GenQuest"). The financial statements of Corixa Corporation include the accounts of its wholly-owned subsidiary, Chinook, a Delaware corporation (formerly known as Chinook Acquisition Corporation) ("Chinook") created to effect the merger with GenQuest. Pursuant to the terms set forth in the Agreement and Plan of Merger by and among the Company, Chinook and GenQuest, GenQuest merged with and into Chinook and the separate corporate existence of GenQuest ceased, with Chinook surviving as a wholly-owned subsidiary of Corixa. All significant intercompany balances and transactions have been eliminated in consolidation. Corixa's income statement for the period in which the acquisition of GenQuest occurred includes a write-off of approximately $12.0 million (or 96.6% of the purchase price), representing the values determined by management to be attributable to the in-process research and development assets associated with the technology acquired in acquisition of GenQuest. Of this amount, approximately 54% is related to potential diagnostic products, approximately 35% is related to drug screening products and services, approximately 10% is related to gene therapy products, and approximately 1% is related to therapeutic antibody products. This represents the value ascribed to these programs by Corixa's management, based on the discounted cash flows management currently expects from the technologies and genes acquired. There can be no guarantee, however, that any particular acquired technology will result in a particular product or treatment or that any of the technologies acquired in the acquisition of GenQuest will result in any products. See "Factors Affecting Future Results -- There are Uncertainties Related to Corixa's Early Stage of Development," "-- There are Uncertainties Related to Corixa's Technology and Product Development," "-- Corixa is Dependent on Existing and Future Corporate Partnerships," and "-- Corixa is Dependent on In-Licensed Technology."

        Corixa management believes that the allocation of a majority of the purchase price to these product areas is appropriate because of the future potential that these programs may contribute to the operations of Corixa. In evaluating the acquisition of

GenQuest, Corixa management considered a number of factors, including an analysis of GenQuest that assumed the acquired technology would result in a commercialized product or initial product revenue as early as 2002. There can be no assurance, however, that any of such acquired technology will result in product revenue in 2002 or at all.

        Corixa remains focused on the discovery and early clinical development of proprietary vaccine products that induce specific and potent pathogen- or tumor-reactive T cell responses for the treatment and prevention of cancer, infectious diseases and certain autoimmune diseases. Corixa also intends to broaden its scope to include other strategic relationships that complement its approach to immune system based therapies for cancer, infectious diseases and autoimmune diseases.

        Corixa has experienced significant operating losses in each year since its inception. As of December 31, 1998, Corixa's accumulated deficit was approximately $33.3 million. Corixa may incur substantial additional operating losses over, at a minimum, the next several years. Such losses have been and may continue to be principally the result of various costs associated with Corixa's discovery, research and development programs and preclinical and clinical activities and the purchase of technology, for example the GenQuest acquisition. Substantially all of Corixa's revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Corixa's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that Corixa will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by Corixa. Therefore, Corixa's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.



RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Total Revenue

        Revenue increased to $18.3 million for the year ended December 31, 1998, from $14.4 million for the same period in 1997 and from $5.8 million in 1996. This increase was primarily attributable to revenue recognition from the multi-field agreement with SmithKline Beecham. Revenue of approximately $1.0 million was recognized during the year ended December 31, 1998 in conjunction with the collaboration agreement with GenQuest. Revenue under government grants received in 1998 was $1.3 million, more than the $977,000 received in 1997 and down from $1.4 million in 1996.

Research and Development Expenses

        Research and development expenses increased to $27.4 million for the year ended December 31, 1998, from $16.4 million for the same period in 1997 and from $10.0 million in 1996. The increase was primarily attributable to increased payroll and personnel expenses, laboratory services and supplies, increased collaboration and patent expenses, increased consulting costs, and increased deferred compensation costs associated with the amortization of certain stock option grants. Additionally, increased research and development expense for the year ended December 31, 1998 includes the second quarter $489,000 charge to reflect a write-off of the receivable for warrants issued associated with the GenQuest collaboration and a $330,000 charge in the first quarter to reflect expenses associated with termination of the collaboration with CellPro. The non-cash compensation expense associated with the stock option grant amortization will continue to be recognized over the remaining vesting period of such options, through June 2001. Research and development expenses of approximately $1.7 million and $2.4 million were incurred during the period ended September 15, 1998 (the date of the GenQuest acquisition), and year ended 1997, respectively, in conjunction with the GenQuest collaboration agreement. Corixa expects research and development expenses to increase in the future to support the expansion of its research and development activities.

General and Administrative Expenses

        General and administrative expenses increased to $2.7 million for the year ended December 31, 1998, from $2.0 for the same period in 1997 and from $781,000 in 1996. The increase was primarily attributable to increased expenses related to legal fees, business development, and other costs associated with being a public company, and the general and administrative portions of the amortized deferred compensation expense associated with the grant of certain stock options. Corixa expects general and administrative expenses to increase in the future to support the expansion of its business activities.

In-Process Research and Development

        For the year ended December 31, 1998, in-process research and development expense reflects the amount allocated to in-process technology acquired in the GenQuest acquisition.

Interest Income

        Interest income increased to $3.0 million for the year ended December 31, 1998, from $1.3 million for the same period in 1997 and from $642,000 in 1996. This increase resulted from higher average cash balances in 1998 compared to 1997 as a result of Corixa's initial public offering.

Interest Expense

        Interest expense increased to $767,000 for the year ended December 31, 1998, from $327,000 for the same period in 1997 and from $166,000 in 1996. The increase was primarily attributable to higher loan and capital lease financing balances.

Other Income

        Other income decreased to $294,000 for the year ended December 31, 1998, from $415,000 for the same period in 1997 and from $348,000 in 1996. The balance for 1998 includes $204,000 and $90,000 in proceeds from management and administrative services agreements with GenQuest and IDRI, respectively. 1997 includes other income of $325,000 and $90,000 for management and administrative agreements with GenQuest and IDRI, respectively. For 1996, other income consists of $300,000 and $48,000 in proceeds from GenQuest and IDRI, respectively. The Company provides services to IDRI with respect to corporate management, accounting and financial matters, record keeping, personnel administration and human resources, and treasury services as required by the agreement with IDRI. Similar services were performed under the GenQuest agreement, which ended upon the acquisition of GenQuest by Corixa.

 Deferred Compensation

        Amortization of deferred compensation of approximately $1.4 million and $1.3 million was recorded in the year ended December 31, 1998 and 1997 respectively. Deferred compensation represents the amortization of the difference between the exercise prices of options for 645,000 shares of Common Stock granted during the year ended December 31, 1997 and the deemed fair value of the Company's Common Stock on the grant dates. The remaining balance of $1.2 million will be amortized over fiscal years 1999 through 2001 as the subject options vest.

YEAR 2000 COMPLIANCE

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. If noncompliant systems are not modified, the result could be a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Corixa has largely completed its assessment of its internal systems affected by the Year 2000 issue and anticipates that it will not be required to modify or replace significant portions of its software to cause its computer systems will properly utilize dates past December 31, 1999.

        Corixa has initiated communications, in the form of questionnaires, with its significant suppliers and customers to determine the extent to which Corixa is vulnerable to those third parties' failure to solve their own Year 2000 issues. At this time, Corixa cannot predict the level of Year 2000 readiness with respect to its significant suppliers and customers. Corixa intends to continue to monitor the progress of these third parties and will develop contingency plans during the fiscal year 1999 in the event Corixa becomes aware that one or more of these third parties fails to solve their Year 2000 issues in such a way as to materially adversely affect the operations of Corixa. The total exposure of the Year 2000 issue is estimated to be less than $100,000 and will be funded through operating cash flows. To date Corixa has not incurred significant costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. Management does not currently expect Corixa's financial condition or results of operations will be materially adversely affected by the Year 2000 issue. There can be no guarantee that the systems of other companies on which Corixa's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Corixa's systems, would not have a material adverse effect on Corixa.

        Corixa intends to complete its contingency planning based upon analysis of results of questionnaires received from customers and suppliers.



LIQUIDITY AND CAPITAL RESOURCES

        Corixa has financed its operations primarily through the issuance of equity securities, collaborative agreements and debt instruments. The October 1997 initial public offering and preceding private placements of equity securities have provided Corixa with aggregate proceeds of approximately $61.1 million. Through December 31, 1998, Corixa recognized approximately $41.1 million of revenue under corporate partnerships and grants and has drawn $7.0 million on a bank loan and $5.0 million from credit lines under collaborative agreements. Through December 31, 1998, Corixa's operations have used cash of approximately $14.5 million.

        Corixa has invested $7.0 million in property and equipment and has acquired an additional $5.4 million of equipment through capital lease financings since inception. Corixa expects capital expenditures to increase over the next year as it completes its facility expansion in the first quarter of 1999. After that, capital expenditures should stabilize.

        During the year ended December 31, 1998, net cash used in Corixa's operations was $7.5 million, compared to $249,000 in 1997 and $2.8 million in 1996. The increase in cash used by operations was due primarily to an increase in research and development expenses. Investing activities used $8.5 million, compared to $30.9 million over the same period in 1997 and $2.7 million in 1996. The decrease was due primarily to proceeds from the sale of securities and the $4.5 million expended to acquire GenQuest. As of December 31, 1998, Corixa had approximately $45.1 million in cash, cash equivalents and securities available-for-sale. Working capital decreased to $42.5 million at December 31, 1998 from $54.0 million in 1997 and $10.1 million in 1996.

        Corixa believes that its existing capital resources, committed payments under its existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations until at least January 2000. There is, however, no assurance such sources of capital will be sufficient for such period of time. Corixa intends to enter into additional corporate collaborations that will provide funding for all or a part of Corixa's research and development activities. Corixa's future capital requirements will depend on many factors, including, among others, continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of Corixa to maintain existing, and enter into additional, corporate partnerships and licensing arrangements; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of acquiring companies with complementary technology; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the potential need to develop, acquire or license new technologies and products and other factors not within Corixa's control. Corixa intends to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings, and capital lease transactions. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, Corixa may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on Corixa's business, financial condition and results of operations.

MARKET RISK DISCLOSURES

 Interest Rate Risk

The Company's line of credit has an interest rate that is based on rates that may fluctuate over time based on economic changes in the U.S. and worldwide financial environment. The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect any change in the interest rates to have a material adverse effect on the Company's results from operations.

The Company's interest income and expense are most sensitive to changes in the general level of US and European interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on debt.

The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the table which follows.


                                                               Estimated
                                                              Hypothetical          Fair Value after           Hypothetical
                                                                Change in             Hypothetical             Percentage
                                        Fair Value at         Interest Rate            Change in            Increase (Decrease) in
                                      December 31, 1998     (bp=basis points)         Interest Rate          Stockholders' Equity
                                      -----------------     -----------------         -------------          --------------------
                                                                         (in thousands)
Assets:
 U.S. Government agencies
    and Corporate Obligations ........      $36,043          100 bp decrease             $36,591                      1.3%
                                                             100 bp increase              35,510                     (1.3)
                                                             200 bp increase              34,989                     (2.5)
                                                             300 bp increase              34,485                     (3.7)

Liabilities:
  Long-Term Debt .....................      $ 5,250          100 bp decrease             $ 5,350                         *
                                                             100 bp increase               5,153                         *
                                                             200 bp increase               5,060                         *
                                                             300 bp increase               4,969                         *

*  Less than 1%



FACTORS AFFECTING FUTURE RESULTS

        There are Uncertainties Related to Corixa's Early Stage of Development. Corixa is at an early stage in the development of its therapeutic, prophylactic and diagnostic products. To date, almost all of Corixa's revenues have resulted from payments made under agreements with its corporate partners. Corixa expects that most of its revenues for the foreseeable future will continue to result from existing and future corporate partnerships, if any. Corixa has generated only minimal revenues from diagnostic product sales and no revenues from therapeutic product sales since inception. Vaccine products that may result from Corixa's research and development programs are not expected to be commercially available for a number of years, if at all. It will be a number of years, if ever, before Corixa will receive any significant revenues from commercial sales of such products. Corixa may not receive anticipated revenues under existing corporate partnerships, and Corixa may not be able to enter into any additional corporate partnerships. Thus, Corixa may not ever achieve consistent profitability.

        There are Uncertainties Related to Corixa's Technology and Product Development. Corixa's technological approach to the development of therapeutic and prophylactic vaccines and other immunotherapeutic products for cancers and certain infectious and autoimmune diseases is unproven in humans. Products based on Corixa's technologies are currently in the discovery, preclinical or early clinical investigation stages, and to date, neither Corixa nor any of its corporate partners have conducted any clinical trials that incorporate Corixa's proprietary microsphere delivery systems or its proprietary adjuvants. In addition, neither Corixa nor any other Company has successfully commercialized any therapeutic vaccines for cancer or infectious diseases targeted by Corixa. Corixa may not be able to develop successfully effective vaccines for such diseases in a reasonable time frame, if ever, and such vaccines may not be capable of being commercialized. In addition to its internal development programs, Corixa in-licenses and acquires technologies to enhance its product pipeline. Any in-licensed technologies or technologies acquired as a result of the GenQuest or Anergen merger or otherwise may not prove to be effective or may not result in the successful development of commercial products.

        A majority of Corixa's programs are currently in the discovery stage or in preclinical development. Only four of Corixa's therapeutic vaccine products have advanced to Phase I clinical trials. Corixa's vaccines have not been demonstrated to be safe and effective in clinical settings. Corixa's programs may not move beyond their respective current stages of development. Assuming Corixa's research does advance, certain preclinical development efforts will be necessary to determine whether any product is safe to enter clinical trials. Under certain of Corixa's existing corporate partnerships, the respective corporate partner has primary responsibility for the clinical development of a product. Any such corporate partner may not pursue clinical development in a timely or effective manner, if at all. If such a product receives authorization from the FDA to enter clinical trials, then it may be, and in the case of vaccine products will be, subjected to a multi-phase, multi-center clinical studies to determine its safety and efficacy. It is difficult to predict the number or extent of clinical trials required or the period of mandatory patient follow-up. Assuming clinical trials of any product are successful and other data are satisfactory, Corixa or its applicable corporate partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years, and the FDA may not approve Corixa's or its corporate partner's application or may require additional clinical trials or other data prior to approval. Furthermore, even if regulatory approval is ultimately obtained, delays in the approval process could have a material adverse effect on Corixa's business, financial condition and results of operations. In addition, Corixa may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to market successfully such products.

        Corixa is Dependent on Existing and Future Corporate Partnerships. The success of Corixa's business strategy is largely dependent on its ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may exist as a result of this strategy. Corixa has established significant relationships with various corporate partners as of December 31, 1998. For example, in October 1998 Corixa entered into a strategic collaboration and license agreement with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, Chlamydia trachomatis infection, Chlamydia pneumoniae infection, breast cancer, prostate cancer, ovarian cancer and colon cancer. Corixa derived 86% and 93% of its revenues during the year ended December 31, 1998 and the year ended December 31, 1997, respectively, from research and development and other funding under its existing corporate partnerships. The termination of any of these corporate partnerships would have a material adverse effect on Corixa's business, financial condition and results of operations. Certain of Corixa's corporate partners have entered into agreements granting them options to license certain aspects of Corixa's technology. Any such corporate partner may not exercise its option to license such technology. Corixa has also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating Corixa's proprietary antigen technology. Any such diagnostic corporate partnership may not ever generate significant revenues. Furthermore, Corixa is currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of Corixa's technologies. However, due in part to the early stage of Corixa's technologies, the process of establishing corporate partnerships is difficult and time-consuming and involves significant uncertainty. Such discussions may not lead to the establishment of any new corporate partnership on favorable terms, or at all. If established, any such corporate partnership may not result in the successful development of Corixa's products or the generation of significant revenues.

        Because Corixa enters into research and development collaborations with corporate partners at an early stage of product development, Corixa's success is highly reliant upon the performance of its corporate partners. Under existing corporate partnership arrangements, Corixa's corporate partners are generally required to undertake and fund certain research and development activities with Corixa, make payments upon achievement of certain scientific milestones and pay royalties or make profit-sharing payments when and if a product is commercialized. Corixa does not directly control the amount or timing of resources to be devoted to activities by its existing or future corporate partners. Any of Corixa's existing or future corporate partners may not commit sufficient resources to Corixa's research and development programs or the commercialization of its products. If any corporate partner fails to conduct its activities in a timely manner, or at all, Corixa's preclinical or clinical development related to such corporate partnership could be delayed or terminated. Corixa's corporate partners may not perform their obligations as expected. Also, Corixa's current corporate partners or future corporate partners, if any, may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with Corixa. Further, disputes may arise with respect to ownership of technology developed under any such corporate partnership. Finally, any of Corixa's current corporate partnerships may be terminated by its corporate partner, and Corixa may not be able to negotiate additional corporate partnerships in the future on acceptable terms, or at all.

        Because the success of Corixa's business is largely dependent upon its ability to enter into multiple corporate partnerships and to manage effectively the numerous issues that arise from such partnerships, management of these relationships will require significant time and effort from Corixa's management team, effective allocation of Corixa's resources to multiple projects and an ability to obtain and retain management, scientific and other personnel sufficient to accomplish the foregoing. Corixa's need to manage simultaneously a number of corporate partnerships may not be successful, and the failure to manage effectively such corporate partnerships would have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa's Stockholders Face Potential Dilution. Corixa's stockholders will experience immediate and substantial dilution as a result of the shares of Corixa Common Stock issued to Anergen stockholders in the merger with Anergen, which closed on February 10, 1999 (see "Notes to Consolidated Financial Statements - Investments"). Additional dilution may also occur upon exercise, if at all, of outstanding options and warrants to purchase Corixa Common Stock with an exercise price greater than $2.50 assumed by Corixa in the merger. Additionally, if Corixa elects to put the sale of shares of Corixa Common Stock to SmithKline Beecham Biologicals, S.A. ("SmithKline Beecham") under the October 1998 collaboration and license agreement, Corixa will issue additional shares of its Common Stock to SmithKline Beecham, which issuance will result in additional dilution to Corixa's stockholders. See "Part I -- Business -- Corporate Partnerships -- Vaccines."


        Corixa's Integration of Operations and Scientific Cultures Related to Acquisitions May Be Difficult and Lead to Adverse Effects. Corixa believes that the mergers with GenQuest (see "Part I - Business -- Introduction" and "Notes to Consolidated Financial Statements -- Note 3. Acquisition of GenQuest" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Item 7") and Anergen (see "Notes to Consolidated Financial Statements -- Investments") will result in long-term benefits. These anticipated benefits will depend in part on whether the companies can integrate their operations in an efficient and effective manner. This may not occur. Integrating distinctive operations and scientific cultures will be a complex, time consuming and expensive process, in addition to direct and indirect transaction costs. Successful integration requires integration of the companies' respective research efforts and scientific cultures and coordination of the companies' respective business development efforts. This integration may not be accomplished smoothly or successfully. The diversion of the attention of management and any difficulties encountered in the process of combining operations could cause the interruption of, or a loss of momentum in, Corixa's business activities. Furthermore, there could be a material adverse effect on employee morale and on the ability of Corixa to retain key scientific and managerial personnel. Combining operations may be more difficult because of the necessity to consolidate geographically separate facilities. If Corixa has difficulty integrating the operations of Anergen and GenQuest into Corixa, a material adverse effect may result on Corixa's business, operating results and financial condition. In addition, failure to achieve synergies may lead to a decline in Corixa's stock price.

        Corixa May Not Manage Its Growth Successfully or Integrate Successfully Potential Future Acquisitions. In the future, Corixa may make additional acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks and strains, including difficulties in assimilating acquired operations and scientific cultures, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or strategic relationships of acquired entities. Corixa may not be able to manage effectively growth, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operation.

        Corixa is Dependent on In-Licensed Technology. Corixa's success is also dependent on its ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to the development and commercialization of Corixa's products. Corixa is party to various license agreements that give it rights to use certain technologies in its and its corporate partners' discovery, research, development and commercialization activities. Disputes may arise as to the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by Corixa and its licensors or scientific collaborators. Additionally, many of Corixa's in-licensing agreements contain milestone-based termination provisions. Corixa's failure to meet any significant milestones in a particular agreement could allow the licensor to terminate such agreement. Corixa may not be able to negotiate additional license agreements in the future on acceptable terms, if at all, that any of its current license agreements will not be terminated, and it may not be able to maintain the exclusivity of its exclusive licenses. In the event Corixa is unable to obtain or maintain licenses to technology advantageous or necessary to Corixa's business, Corixa and its corporate partners may be required to expend significant time and resources to develop or in-license similar technology. Corixa and its corporate partners may not be successful in this regard. If Corixa cannot acquire or develop necessary technology, it may be prevented from commercializing certain of its products. Any such event would have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa is Dependent on Proprietary Technology and Its Patent Protection Is Uncertain. Corixa's success will depend in part on its ability and that of its corporate partners to obtain and enforce their respective patents and maintain trade secrets, both in the United States and in other countries. As of January 31, 1999, Corixa owned or had licensed 37 issued United States patents that expire at various times between December 2004 and August 2016, and 154 pending United States patent applications. Corixa, its corporate partners or its licensors may not have or may not develop or obtain rights to products or processes that are patentable. Patents may not issue from any of the pending applications owned or licensed by Corixa or its corporate partners. Any claims allowed may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to Corixa or its corporate partners. Corixa has licensed certain patent applications from SRI related to Corixa's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. SRI may not prevail in this opposition proceeding and patents may not issue in Europe related to such technology. In addition, through its acquisition of Anergen, Corixa assumed responsibility for a currently pending opposition proceeding directed toward a third party European patent. There is no guarantee Corixa will prevail in this opposition proceeding. Also, Corixa's or its corporate partners' current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented, or the rights granted thereunder may not provide proprietary protection or competitive advantages to Corixa. Patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain foreign countries are not generally published until many months or years after they are filed. Publication of technological developments in the scientific and patent literature often occurs long after the date of such developments. Accordingly, Corixa cannot be certain that it or one of its corporate partners was the first to invent the subject matter covered by any patent application or that it or one of its corporate partners was the first to file a patent application for any such invention.

        Patent law relating to the scope and enforceability of claims in the fields in which Corixa operates is still evolving. The patent positions of biotechnology and biopharmaceutical companies, including Corixa, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. For example, there is substantial uncertainty regarding the potential for patent protection for gene fragments or genes without known function or correlation with specific diseases. The degree of future protection for Corixa's proprietary rights, therefore, is highly uncertain. In this regard, independent patents may not issue from each of the 154 pending United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. In addition, there may be issued patents and pending applications owned by others directed to technologies relevant to Corixa's or its corporate partners' research, development and commercialization efforts. Corixa's or its corporate partners' technology may not be able to be developed and commercialized without a license to such patents. Also, such patent applications may be granted priority over patent applications filed by Corixa or one of its corporate partners.

        The commercial success of Corixa depends significantly on its ability to operate without infringing the patents and proprietary rights of third parties, and Corixa's and its corporate partners' technologies may, or in the future may, infringe the patents or proprietary rights of others. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have received patent grants that cover technologies similar to the technologies owned, optioned by or licensed to Corixa or its corporate partners. In addition, Corixa is unable to determine the patents or patent applications that may materially affect Corixa's or its corporate partners' ability to make, use or sell any products. The existence of third party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to Corixa or its corporate partners and limit the ability of Corixa or its corporate partners to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, Corixa or its corporate partners may be enjoined from pursuing research, development or commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. Corixa or its corporate partners may be so enjoined or may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all. Corixa or its corporate partners may not be able to obtain or develop alternative technologies. If Corixa or any of its corporate partners is enjoined from pursuing its research, development or commercialization activities or if any such license is not, or alternative technologies are not, obtained or developed, Corixa or such corporate partner may be delayed or prevented from commercializing its products, which would have a material adverse effect on Corixa's business, financial condition and results of operations.

        Third parties may independently develop similar or alternative technologies to those of Corixa, duplicate any of the technologies of Corixa, its corporate partners or its licensors, or design around the patented technologies developed by Corixa, its corporate partners or its licensors. The occurrence of any of these events would have a material adverse effect on Corixa's business, financial condition and results of operations.

        Litigation may also be necessary to enforce patents issued or licensed to Corixa or its corporate partners or to determine the scope and validity of a third party's proprietary rights. Corixa could incur substantial costs if litigation is required to defend itself in patent suits brought by third parties, if Corixa participates in patent suits brought against or initiated by its corporate partners or if Corixa initiates such suits. Funds or resources may not be available to Corixa in the event of any such litigation. Additionally, Corixa or its corporate partners may not prevail in any such action. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject Corixa to significant liabilities, require disputed rights to be licensed from other parties or require Corixa or its corporate partners to cease using certain technology, any of which may have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa also relies on trade secrets and proprietary know-how, especially in circumstances in which patent protection is not believed to be appropriate or obtainable. Corixa attempts to protect its proprietary technology in part by confidentiality agreements with its employees, consultants and advisors. These agreements generally provide that all confidential information developed or made known to the individual by Corixa during the course of the individual's relationship with Corixa will be kept confidential and not disclosed to third parties except in specific circumstances. These agreements also generally provide that all inventions conceived by the individual in the course of rendering services to Corixa shall be the exclusive property of Corixa. These agreements may not provide meaningful protection or adequate remedies for any breach, and Corixa's trade secrets may otherwise become known or be independently discovered by its competitors, any of which could have a material adverse effect on Corixa's business, financial condition and results of operations.

        Clinical Results of Acquired Technology May Not Be Reproducible. Clinical results from trials of companies acquired, or from technology acquired through in-licensing may not be reproducible by the Company. Inability to reproduce such clinical results could have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa Has a History of Operating Losses. Corixa has experienced significant operating losses in each year since its inception on September 8, 1994. As of December 31, 1998, Corixa's accumulated deficit was approximately $33.3 million. Corixa may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with Corixa's discovery, research and development programs, preclinical studies and clinical activities. Substantially all of Corixa's revenues to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Corixa's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. Corixa may not be able to achieve consistent profitability. In addition, payments under corporate partnerships and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by Corixa. Therefore, Corixa's results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

        Corixa's Need for, and Ability to Secure, Additional Funding is Uncertain. The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, the following:

    - continued scientific progress in its discovery, research and development programs;

    - the magnitude and scope of its discovery, research and development programs;

    - the ability of the Company to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

    - progress with preclinical studies and clinical trials;

    - the time and costs involved in obtaining regulatory approvals;

    - the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

    - the potential need to develop, acquire or license new technologies and products; and

    - other factors not within the Company's control.

        The Company intends to seek such additional funding through corporate partnerships, public or private equity or debt financings and capital lease transactions. Additional financing, however, may not be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Corixa believes that following the GenQuest merger, the Company's existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equipment financing and interest income will be sufficient to fund the Company's current and planned operations over at least the next 12 months. Such funds, however, may not be sufficient to meet the capital needs of the Company. In addition, a substantial number of the payments to be made by Corixa's corporate partners and other licensors are dependent upon the achievement by Corixa of development and regulatory milestones. Failure to achieve such milestones would have a material adverse effect on the Company's future capital needs.

        Corixa is Dependent on Key Personnel. Corixa is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent Corixa's achievement of its scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to Corixa's success. Corixa may not be able to attract and retain such individuals currently or in the future on acceptable terms, or at all, and the failure to do so would have a material adverse effect on Corixa's business, financial condition and results of operations. In addition, Corixa does not maintain "key person" life insurance on any officer, employee or consultant of Corixa. Corixa also has relationships with scientific collaborators at academic and other institutions, some of whom conduct research at Corixa's request or assist Corixa in formulating its research and development strategy. These scientific collaborators are not employees of Corixa and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to Corixa. Corixa has limited control over the activities of these scientific collaborators and, except as otherwise required by its license, consulting and sponsored research agreements, can expect only limited amounts of time to be dedicated to Corixa's activities by such individuals. Failure of any such persons to devote sufficient time and resources to Corixa's programs could have a material adverse effect on Corixa's business, financial condition and results of operations. In addition, these collaborators may have arrangements with other companies to assist such companies in developing technologies that may prove competitive to those of Corixa.

        Corixa Faces Intense Competition. The biotechnology and biopharmaceutical industries are intensely competitive. Several biotechnology and biopharmaceutical companies, as well as certain research organizations, currently engage in, or have in the past engaged in, efforts related to the development of vaccines for the treatment and prevention of cancers and various infectious diseases, as well as the development of diagnostic products for infectious disease indications. Many companies, including Corixa's corporate partners as well as academic and other research organizations, are also developing alternative therapies to treat cancers, infectious diseases and autoimmune diseases and, in this regard compete with Corixa. Moreover, technology controlled by third parties that may be advantageous to Corixa's business may be acquired or licensed by competitors of Corixa, thereby preventing Corixa from obtaining such technology on favorable terms, or at all.

        Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than Corixa or its corporate partners. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to those of Corixa. These companies and institutions compete with Corixa in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to Corixa's programs. Corixa and its corporate partners will face competition with respect to product efficacy and safety, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. Competitors may develop more effective or more affordable products, or may achieve earlier patent protection or product commercialization than Corixa and its corporate partners. Such competitive products may render Corixa's products obsolete.

        Corixa Lacks Manufacturing Experience and Relies on Contract Manufacturers. Corixa does not have significant manufacturing facilities. Although Corixa currently manufactures limited quantities of certain antigens and adjuvants, including Corixa's novel LeIF adjuvant, to conduct preclinical studies and to supply corporate partners, Corixa intends to rely on third party contract manufacturers to produce large quantities of such substances for clinical trials and product commercialization. Additionally, Corixa may be required to rely on contract manufacturers to produce antigens, adjuvants and other components of its products for research and development, preclinical and clinical purposes. Corixa's vaccines and other products have never been manufactured on a commercial scale. Such products may not be able to be manufactured at a cost or in quantities necessary to make them commercially viable. Third party manufacturers may not be able to meet Corixa's needs with respect to timing, quantity or quality. If Corixa is unable to contract for a sufficient supply of required products and substances on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, Corixa's preclinical and clinical testing would be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of such products. Any such delay may have a material adverse effect on Corixa's business, financial condition and results of operations. Moreover, contract manufacturers that Corixa may use must continually adhere to current Good Manufacturing Practices ("GMP") regulations enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of Corixa's products will not be granted.

        Corixa Lacks Marketing Experience and is Dependent on Third Parties. Corixa currently has no sales, marketing or distribution capability. Corixa intends to rely on its current and future corporate partners, if any, to market its products. Such corporate partners, however, may not have effective sales forces and distribution systems. If Corixa is unable to maintain or establish such relationships and is required to market any of its products directly, Corixa will have to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Corixa may not be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities. To the extent that Corixa depends on its corporate partners or third parties for marketing and distribution, any revenues received by Corixa will depend upon the efforts of such corporate partners or third parties. Such efforts may not be successful.

        Corixa Faces Much Government Regulation. The preclinical testing and clinical trials of any products developed by Corixa or its corporate partners and the manufacturing, labeling, sale, distribution, export or import, marketing, advertising and promotion of any new products resulting therefrom are subject to regulation by federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries. Any product developed by Corixa or its corporate partners must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and/or the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances would adversely affect the marketing of any products developed by Corixa or its corporate partners, impose significant additional costs on Corixa and its corporate partners, diminish any competitive advantages that Corixa or its corporate partners may attain and adversely affect Corixa's ability to receive royalties and generate revenues and profits. Even after such time and expenditures, any required approvals or clearances may not be obtained for any products developed by or in collaboration with Corixa.

        Regulatory approval, if granted, may entail limitations on the indicated uses for which the new product may be marketed that could limit the potential market for such product, and product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing GMP. The FDA has recently revised the GMP regulations. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

        Corixa is also subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, the environment and the use and disposal of hazardous substances, used in connection with Corixa's discovery, research and development work, including radioactive compounds and infectious disease agents. In addition, Corixa cannot predict the extent of government regulations or the impact of new governmental regulations which might have an adverse effect on the discovery, development, production and marketing of Corixa's products. Corixa may be required to incur significant costs to comply with current or future laws or regulations. Corixa may be adversely affected by the cost of such compliance.

        Corixa Faces Product Liability Exposure and Potential Unavailability of Insurance. Corixa risks financial exposure to product liability claims in the event that the use of such products results in personal injury. Corixa may experience losses due to product liability claims in the future. Corixa has obtained limited product liability insurance coverage. Such coverage, however, may not be adequate or may not continue to be available in sufficient amounts or at an acceptable cost, or at all. Corixa may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, product recalls or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa's Products May Not be Accepted by the Market. Any products successfully developed by Corixa or its corporate partners, if approved for marketing, may never achieve market acceptance. Corixa's products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by Corixa or its corporate partners will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of the product candidates, their potential advantage over alternative treatment methods and reimbursement policies of government and third-party payors. Physicians, patients or the medical community in general may not accept and utilize any products that may be developed by Corixa or its corporate partners. The lack of such market acceptance would have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa Faces Uncertainty Related to Pricing and Reimbursement and Health Care Reform. In both domestic and foreign markets, sales of Corixa's or its corporate partners' products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care, and regulations affecting the pricing of pharmaceuticals and other medical products may change or be adopted before any of Corixa's or its corporate partners' products are approved for marketing. Cost control initiatives could decrease the price that Corixa receives for any product it or any of its corporate partners may develop in the future and may have a material adverse effect on Corixa's business, financial condition and results of operations. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. Corixa's or its corporate partners' products, if any, may not be considered cost effective or that adequate third-party reimbursement will be available to enable Corixa or its corporate partners to maintain price levels sufficient to realize a return on their investment. In any such event, Corixa's business, financial condition and results of operations may be materially adversely affected.

        Corixa Faces Potential Volatility in Its Stock Price. The market prices for securities of biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of Corixa's Common Stock may be subject to substantial volatility depending upon many factors, including:

    - Announcements regarding the results of discovery efforts, preclinical and clinical activities;

    - Announcements regarding the acquisition of technologies or companies, including the GenQuest and Anergen mergers;

    - Technological innovations or new commercial products developed by Corixa or its competitors;

    - Changes in government regulations;

    - Changes in Corixa's patent portfolio;

    - Developments or disputes concerning proprietary rights, changes in existing corporate partnerships or licensing arrangements;

    - Establishment of additional corporate partnerships or licensing arrangements;

    - Progress of regulatory approvals;

    - Issuance of new or changed stock market analyst reports and/or recommendations;

    - Economic and other external factors;

    - Operating losses by Corixa; and

    - Fluctuations in Corixa's financial results and degree of trading liquidity in its Common Stock.

    These factors could have a material adverse effect on Corixa's business, financial condition and results of operations and the price of its Common Stock in the public market.

               Control By Existing Stockholders. As of February 28, 1999, executive officers and directors of Corixa, together with entities affiliated with them, beneficially own approximately 43.3% of the outstanding Corixa Common Stock together with applicable options and warrants held by such stockholders. The voting power of these stockholders could have the effect of delaying or preventing a change in control of Corixa. For further information refer to the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders


Corixa Corporation


      We have audited the accompanying balance sheets of Corixa Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Corixa Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
Seattle, Washington
February 3, 1999

                               CORIXA CORPORATION

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS


                                                                                         DECEMBER 31,
                                                                                    ----------------------
                                                                                      1998          1997
                                                                                    --------      --------
Current assets:
  Cash and cash equivalents ...................................................     $  9,098      $ 16,458
  Securities available-for-sale ...............................................       36,043        39,860
  Accounts receivable (including $161 and $79
     receivable from an affiliated company at December 31,
     1998 and December 31, 1997, respectively) ................................        3,449           602
  Interest receivable .........................................................          567           134
  Prepaid expenses ............................................................          516           506
                                                                                    --------      --------
Total current assets ..........................................................       49,673        57,560
Property and equipment, net ...................................................        8,831         4,046
Investments ...................................................................        2,544            --
Deferred charges and deposits .................................................          136           201
                                                                                    --------      --------
Total assets ..................................................................     $ 61,184      $ 61,807
                                                                                    ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ....................................     $  4,368      $  1,571
  Deferred revenue ............................................................          100         1,097
  Current portion of long-term obligations ....................................        2,697           930
                                                                                    --------      --------
Total current liabilities .....................................................        7,165         3,598
Long-term obligations, less current portion ...................................       11,835         6,924
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized shares -- 10,000,000 (1998 and 1997)
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 13,400,895 in 1998
      and 11,774,214 in 1997 ..................................................           13            12
  Additional paid-in capital ..................................................       76,539        66,467
  Receivable for warrants .....................................................           --          (652)
  Deferred compensation .......................................................       (1,180)       (2,575)
  Accumulated other comprehensive income/ (loss) ..............................           90            (5)
  Accumulated deficit .........................................................      (33,278)      (11,962)
                                                                                    --------      --------
Total stockholders' equity ....................................................       42,184        51,285
                                                                                    --------      --------
Total liabilities and stockholders' equity ....................................     $ 61,184      $ 61,807
                                                                                    ========      ========

                               CORIXA CORPORATION

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                        1998             1997            1996
                                                      --------        --------        --------
Revenue:
  Collaborative agreements ....................       $ 17,003        $ 13,390        $  4,402
  Government grants ...........................          1,267             977           1,403
                                                      --------        --------        --------
    Total revenue .............................         18,270          14,367           5,805

Operating expenses:
  Research and development ....................         27,436          16,398           9,995
  General and administrative ..................          2,672           2,033             781
  In-process research and development .........         12,021              --              --
                                                      --------        --------        --------
    Total operating expenses ..................         42,129          18,431          10,776
                                                      --------        --------        --------
Loss from operations ..........................        (23,859)         (4,064)         (4,971)
Interest income ...............................          3,016           1,300             642
Interest expense ..............................           (767)           (327)           (166)
Other income ..................................            294             415             348
                                                      --------        --------        --------
Net loss ......................................       $(21,316)       $ (2,676)       $ (4,147)
                                                      ========        ========        ========

Basic and diluted net loss
  per share ...................................       $  (1.75)       $  (0.55)       $  (1.65)
                                                      ========        ========        ========

Shares used in computation
  of basic and diluted net loss
  per share ...................................         12,172           4,891           2,521
                                                      ========        ========        ========

Pro forma basic and diluted
  net loss per share ..........................                       $  (0.31)       $  (0.55)
                                                                      ========        ========

Shares used in computation
  of pro forma basic and diluted
  net loss  per share .........................                          8,755           7,490
                                                                      ========        ========

                               CORIXA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                      CONVERTIBLE
                                                    PREFERRED STOCK                COMMON STOCK          ADDITIONAL     RECEIVABLE
                                                  ---------------------         --------------------       PAID-IN         FOR
                                                  SHARES        AMOUNT          SHARES       AMOUNT        CAPITAL       WARRANTS
                                                  ------       --------         ------      --------      --------      ---------
Balance at January 1, 1996 .................       4,646       $      5          2,493      $      3      $ 15,384       $     --
    Issuance of common stock, valued at
         $0.33 per share for services ......          --             --             33            --            13             --
    Stock options exercised ................          --             --             68            --            22             --
    Issuance of Series B convertible
      preferred stock for cash, at $9.90 per
      share ................................         505              1             --            --         4,999             --
    Issuance of Series A convertible
      preferred stock and common stock
      warrants for acquired technology .....          --             --             --            --            97             --
    Warrants issued in exchange for
      receivable ...........................          --             --             --            --         1,140         (1,140)
    Net unrealized loss on securities
      available-for-sale ...................          --             --             --            --            --             --
    Net loss ...............................          --             --             --            --            --             --

   Comprehensive loss ......................
                                                   -----       --------        -------      --------      --------       --------
Balance at December 31, 1996 ...............       5,151              6          2,594             3        21,655         (1,140)
  Warrants payment received ................          --             --             --            --            --            488
  Stock options exercised ..................          --             --            126            --            69             --
  Issuance of common stock, valued at
   $8.25 and $9.08 per share for ...........          --             --              8            --            65             --
  Deferred compensation related to
   stock option grants .....................          --             --             --            --         3,904             --
  Amortization of deferred compensation.....          --             --             --            --            --             --
  Proceeds from initial public offering
    (net of offering costs of $932,404
    commissions of $3,139,500) .............          --             --          3,450             4        40,774             --
  Preferred stock conversion upon ..........      (5,151)            (6)         5,151             5                           (1)
  Stock warrants net exercised .............          --             --            445             0            --             --
  Net unrealized gain on securities
    available-for-sale .....................          --             --             --            --            --             --
   Net loss ................................          --             --             --            --            --             --

   Comprehensive loss ......................
                                                   -----       --------        -------      --------      --------       --------
Balance at December 31, 1997 ...............          --             --         11,774            12        66,467           (652)
  Warrants payment received ................          --             --             --            --            --            652
  Stock options exercised ..................          --             --            106            --            59             --
  Issuance of common stock, employee stock
    purchase plan ..........................          --             --              6            --            32             --
  Issuance of common stock for GenQuest ....          --
   acquisition .............................          --             --          1,064             1         7,350             --
  Issuance of common stock in exchange for
   technology and services .................          --             --             23            --           131             --
  Amortization of deferred compensation.....          --             --             --            --            --             --
   Issuance of common stock
      for cash, at $5.84 per share .........          --             --            428            --         2,500             --
    Net unrealized gain on securities
      available-for-sale ...................          --             --             --            --            --             --
    Net loss ...............................          --             --             --            --            --             --

   Comprehensive loss ......................
                                                   -----       --------        -------      --------      --------       --------
Balance at December 31, 1998 ...............          --             --         13,401      $     13      $ 76,539       $     --
                                                   =====       ========        =======      ========      ========       ========



                                                                         OTHER
                                                         DEFERRED     COMPREHENSIVE    ACCUMULATED
                                                       COMPENSATION    INCOME/(LOSS)      DEFICIT        TOTAL
                                                       ------------   --------------   -----------      --------
Balance at January 1, 1996 .................             $     --       $     13         $ (5,139)      $ 10,266
    Issuance of common stock, valued at
         $0.33 per share for services ......                   --             --               --             13
    Stock options exercised ................                   --             --               --             22
    Issuance of Series B convertible
      preferred stock for cash, at $9.90 per
      share ................................                   --             --               --          5,000
    Issuance of Series A convertible
      preferred stock and common stock
      warrants for acquired technology .....                   --             --               --             97
    Warrants issued in exchange for
      receivable ...........................                   --             --               --             --
    Net unrealized loss on securities
      available-for-sale ...................                   --            (25)                            (25)
    Net loss ...............................                   --             --           (4,147)        (4,147)
                                                                                                        --------
   Comprehensive loss ......................                                                              (4,172)
                                                         --------       --------         --------       --------
Balance at December 31, 1996 ...............                   --            (12)          (9,286)        11,226
  Warrants payment received ................                   --             --               --            488
  Stock options exercised ..................                   --             --               --             69
  Issuance of common stock, valued at
   $8.25 and $9.08 per share for ...........                   --             --               --             65
  Deferred compensation related to
   stock option grants .....................               (3,904)            --               --             --
  Amortization of deferred compensation ....                1,329             --               --          1,329
  Proceeds from initial public offering
    (net of offering costs of $932,404
    commissions of $3,139,500) .............                   --             --               --         40,778
  Preferred stock conversion upon ..........                                                                  (1)
  Stock warrants net exercised .............                   --             --               --              0
  Net unrealized gain on securities
    available-for-sale .....................                   --              7                               7
   Net loss ................................                   --             --           (2,676)        (2,676)
                                                                                                        --------
   Comprehensive loss ......................                                                              (2,669)
                                                         --------       --------         --------       --------
Balance at December 31, 1997 ...............               (2,575)            (5)         (11,962)        51,285
  Warrants payment received ................                   --             --               --            652
  Stock options exercised ..................                   --             --               --             59
  Issuance of common stock, employee stock
    purchase plan ..........................                   --             --               --             32
  Issuance of common stock for GenQuest ....
   acquisition .............................                   --             --               --          7,351
  Issuance of common stock in exchange for
   technology and services .................                   --             --               --            131
  Amortization of deferred compensation.....                1,395             --               --          1,395
   Issuance of common stock
      for cash, at $5.84 per share .........                   --             --               --          2,500
    Net unrealized gain on securities
      available-for-sale ...................                   --             95               --             95
    Net loss ...............................                   --             --          (21,316)       (21,316)
                                                                                                        --------
   Comprehensive loss ......................                                                             (21,221)
                                                         --------       --------         --------       --------
Balance at December 31, 1998 ...............             $ (1,180)      $     90         $(33,278)      $ 42,184
                                                         ========       ========         ========       ========

                               CORIXA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                     1998             1997             1996
                                                                                   --------         --------         --------
Operating activities
Net loss .....................................................................     $(21,316)        $ (2,676)        $ (4,147)

Adjustments to reconcile net loss to net cash used in operating activities:
  In-process research and development ........................................       12,021               --               --
  Amortization of deferred compensation ......................................        1,395            1,329               --
  Depreciation and amortization ..............................................        1,609            1,091              571
  Equity instruments issued in exchange for technology
     and services ............................................................          131               65               97
  Write-off of warrant receivable ............................................          489               --               --
  Changes in certain assets and liabilities:
    Accounts receivable ......................................................       (2,805)              80             (635)
    Interest receivable ......................................................         (433)            (129)              50
    Prepaid expenses .........................................................          109             (242)             (87)
    Deferred charges and deposits ............................................           66             (138)               6
    Accounts payable and accrued expenses ....................................        2,305              592              409
    Deferred revenue .........................................................       (1,097)            (221)             905
                                                                                   --------         --------         --------
 Net cash used in operating activities .......................................       (7,526)            (249)          (2,831)

INVESTING ACTIVITIES
Purchases of securities available-for-sale ...................................      (86,844)         (35,802)         (11,270)
Proceeds from maturities of securities available-for-sale ....................       63,751            5,794            9,118
Proceeds from sale of securities .............................................       27,004               --               --
Purchases of property and equipment ..........................................       (5,590)            (888)            (544)
Investment in Immgenics ......................................................       (1,750)
Anergen preacquisition cost ..................................................         (345)
Cash paid in acquisitions - net of cash acquired .............................       (4,737)              --               --
                                                                                   --------         --------         --------
Net cash provided by (used in)  investing activities .........................       (8,511)         (30,896)          (2,696)

FINANCING ACTIVITIES
Proceeds from issuance of common stock .......................................        2,591           40,847            5,035
Proceeds from long term obligations ..........................................        5,000            2,000               --
Borrowings from collaborative agreement ......................................        2,000            3,000               --
Principal payments on capital leases .........................................       (1,077)            (820)            (425)
Payments on receivables for warrants .........................................          163              488               --
Other ........................................................................           --               --               --
                                                                                   --------         --------         --------
Net cash used in financing activities ........................................        8,677           45,515            4,610

Net increase (decrease) in cash and cash equivalents .........................       (7,360)          14,370             (916)
Cash and cash equivalents at beginning of period .............................       16,458            2,088            3,004
                                                                                   --------         --------         --------
Cash and cash equivalents at end of period ...................................     $  9,098         $ 16,458         $  2,088
                                                                                   ========         ========         ========
SUPPLEMENTAL DISCLOSURES
  Interest paid ..............................................................          706              327              166
SUPPLEMENTAL SCHEDULE OF NONCASH, INVESTING, AND
 FINANCING ACTIVITIES
 Equity instruments issued - GenQuest acquisition ............................     $  7,352         $     --         $     --
 Assets acquired pursuant to capital leases ..................................          308            2,067              996

                               CORIXA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

     Corixa Corporation is focused on the discovery and early clinical development of products useful in preventing, treating or diagnosing cancer and certain infectious diseases as well as immunotherapeutic products for the treatment of certain autoimmune diseases.

CASH AND CASH EQUIVALENTS

     All short-term investments, which consist primarily of bankers' acceptances and certificates of deposit, with maturities of three months or less at date of purchase are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.

SECURITIES AVAILABLE-FOR-SALE

    The Company's investment portfolio is classified as available-for-sale. The Company's main investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. The Company invests primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.

MANAGEMENT OF CREDIT RISK

    The Company is subject to concentration of credit risk, primarily from its investments. Credit risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and is depreciated on the straight-line method over the assets' estimated useful lives, which range from three to four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Amortization of assets recorded under capital leases is included in depreciation.

STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 and applies Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for its stock option plans. Accordingly, Corixa's employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of net loss and net loss per share under Statement 123 is provided in Note 6.

     Stock-based awards granted to non-employees are expensed based on the fair market value of the award at the date that performance has been completed.

USE OF ESTIMATES

                               CORIXA CORPORATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OTHER FINANCIAL INSTRUMENTS

     At December 31, 1998 and December 31, 1997, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.


PRINCIPLES OF CONSOLIDATION

     As a result of the merger with GenQuest, all significant inter-company account balances and transactions have been eliminated in consolidation.

REVENUE

     Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research funding, development and technology access payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of related obligations. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments will be recognized as earned. Advance payments received under any agreements in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. The Company recognized 76%, 74% and 71% of its revenue in fiscal years 1998, 1997 and 1996, respectively from two collaborative partners. Grant revenue represented 7% of the Company's revenue during the twelve month period ended December 31, 1998 and 7% during the same period in 1997.

RESEARCH AND DEVELOPMENT EXPENSES

     Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," the Company's research and development costs are expensed as incurred. Acquired In-Process Research and Development is charged to expense.

INCOME TAXES

     Corixa accounts for income taxes using the liability method under Statement of Accounting Standards No. 109, "Accounting for Income Taxes."

NET LOSS PER SHARE CALCULATION

     Basic loss per share is based on the weighted average number of common shares outstanding for the period, and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share assumes the conversion of all dilutive securities, such as options, warrants and convertible preferred stock, unless such inclusion is anti-dilutive.

     As all preferred stock converted to common stock at the closing of Corixa's initial public offering, (the "Offering") pro forma basic and diluted loss per share is computed on the basis of the average number of common shares outstanding plus the effect of preferred shares using the "if-converted" method.

COMPREHENSIVE LOSS

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and

                               CORIXA CORPORATION
requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's comprehensive loss includes all items which comprise net loss and the effect of unrealized gains/(losses) on available-for-sale securities. Comprehensive income is shown on the statement of stockholders' equity.

SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company does not have any reporting requirements as defined by SFAS No. 131.


RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.


2.   SCIENTIFIC COLLABORATIVE AND LICENSE AGREEMENTS

     In October 1998, Corixa entered into a collaboration and license agreement effective September 1, 1998 with SmithKline Beecham, which superseded and significantly expanded the scope of Corixa's then-existing agreements with SB Manufacturing and SB Biologicals. SmithKline Beecham has committed to funding of $43.6 million for work that is performed in multiple discovery programs over the next four years. Corixa and SmithKline Beecham may mutually agree to extend the research and development programs beyond the initial four-year term.

     In addition, SmithKline Beecham purchased $2.5 million worth of Corixa Common Stock at a premium to its fair market value, and Corixa has the right in the future to require SmithKline Beecham to purchase an additional $2.5 million of Corixa Common Stock, at a premium to its then-current fair market value. The equity component combined with the discovery program payment results in aggregate funding of $48.6 million during the first four years of the agreement. Additionally, with respect to the $5.0 million previously paid to Corixa by SmithKline Beecham under the prior option agreements, which covered the discovery fields of ovarian and colon cancer, SmithKline Beecham may elect to have Corixa repay such amount to SmithKline Beecham on September 1, 2003 or convert such amounts into the purchase of Corixa Common Stock at a premium to its then-current fair market value.

     The Company has various other collaborative research agreements with academic universities and research institutions, which expire at various intervals through 2000. Certain agreements stipulate the reimbursement by the Company of research costs incurred by these universities and institutions on behalf of the Company. Included in research and development expenses for the years ended December 31, 1998, 1997 and 1996 are reimbursements approximating $2.3 million, $1.8 million and $1.4 million, respectively. Certain 1998 collaborative agreements extend into fiscal years 1999 and 2000, and as of December 31, 1998 the Company is committed to reimburse these universities and institutions approximately $1.2 million and $212,000 in 1999 and 2000, respectively.

     The Company has entered into certain license agreements and obtained options to negotiate license agreements under the terms of which the Company received license, technology, and patent rights. During 1998, 1997 and 1996, the Company paid initial license and/or option fees approximating $1.8 million, $500,000 and $200,000 respectively. The Company issued 22,724, 19,697 and 33,328 shares of common stock during 1998, 1997 and 1996, for such rights. In conjunction with certain 1996 collaboration agreements, the Company also issued options to purchase 129,393 shares of common stock and warrants to purchase 75,757 and 163,636 shares of common stock and Series A Preferred Stock, respectively. See Note 4.

     Certain agreements call for royalty and milestone payments to be paid by the Company. The agreements are for terms from 10 to 17 years or the expiration of the last issued patent within the licensed technology, unless terminated earlier for certain specified events, as defined in the respective agreements.

     Additionally, the Company has entered into research and license agreements and granted options to other parties to negotiate license agreements under the terms of which the Company provides license, technology, and patent rights. Under the terms of the

                               CORIXA CORPORATION
agreements, the Company will receive additional license fees, option fees and/or reimbursement of certain research and development costs through 1998. The agreements provide for one-time payments upon the achievement of certain milestones and the payment of royalties based on product sales.

3.   ACQUISITION OF GENQUEST

     On September 15, 1998, the Company acquired all of the outstanding shares of common stock of GenQuest. GenQuest was a development stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used as diagnostics, therapeutics, and drug screening targets in the field of oncology. Prior to the acquisition, Corixa was a stockholder in GenQuest.

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


            In-process research and
                        development          $ 12,021
                Net assets acquired               421
                                     ----------------
               Total purchase price          $ 12,442
                                     ================


     In February 1996, Corixa entered into a license and research collaboration agreement with GenQuest for the purpose of discovering, characterizing, developing, and commercializing novel genes for use in the treatment, prevention, or diagnosis of cancer. In connection with the agreement, Corixa acquired an aggregate of 4,412,613 shares of Series A preferred stock of GenQuest in exchange for the transfer of certain intellectual property rights. The Series A preferred shares represented approximately 16% of GenQuest's outstanding capital stock at December 31, 1997.

     In conjunction with the relationship between Corixa and GenQuest, Corixa issued warrants to purchase 454,533 shares of Corixa's Series B shares at a price of $9.90 per share. The warrants expire on the earlier of December 23, 2001 or certain events as specified in the warrant agreements. A receivable of $652,000 from GenQuest, which represents the outstanding amount due for the warrants was established at the time of issuance. The remaining receivable was expensed in connection with the acquisition of GenQuest (see below).

     For the years ended December 31, 1998, 1997 and 1996, Corixa recognized other income of approximately $204,000, $325,000 and $300,000, respectively, as a result of administrative services provided to GenQuest.

     In conjunction with its collaborative agreement with GenQuest, Corixa's December 31, 1998 and 1997 results include collaborative revenue and research and development expenses of approximately $1.0 million and $1.7 million and $1.9 million and $2.4 million, respectively. Additionally, Corixa recognized $652,000 and $488,000 in warrant amortization during the year ended December 31, 1998 and 1997, respectively. Corixa did not recognize collaborative revenue or research and development expenses relating to GenQuest in 1996.

PRO FORMA FINANCIAL INFORMATION

     The following pro forma information presents the results of operations of the Company and GenQuest for the years ended December 31, 1998 and 1997 as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results, which may occur in the future. The pro forma information does not include the charge for purchased in-process technology of $12 million or other transaction-related costs relating to the acquisition of GenQuest.

                               CORIXA CORPORATION

                                 YEAR ENDED
                                 DECEMBER 31,
                          -------------------------
                            1998             1997
                          --------         --------
Total Revenue ........    $ 17,430         $ 12,477
Net Loss .............    $(10,855)        $ (6,534)
Net loss per share ...    $  (0.21)        $  (0.67)


4.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consist of the following:


                                                    GROSS           GROSS
                                   MARKET        UNREALIZED       UNREALIZED       AMORTIZED
                                    VALUE           GAINS           LOSSES            COST
                                  --------        --------         --------         --------
December 31, 1998
  U.S. Government agencies ...    $  9,609        $     11         $    (12)        $  9,070
  U.S. Corporate
     obligations .............      26,974             106              (15)          26,883
                                  --------        --------         --------         --------
                                  $ 36,043        $    117         $    (27)        $ 35,953
                                  ========        ========         ========         ========
December 31, 1997
  U.S. Government agencies ...    $ 13,978        $     10         $     (8)        $ 13,976
  U.S. Corporate
     obligations .............      25,881               2              (10)          25,889
                                  --------        --------         --------         --------
                                  $ 39,859        $     12         $    (18)        $ 39,865
                                  ========        ========         ========         ========


     Corixa's gross realized gains or losses were immaterial on sales of available-for-sale securities for the fiscal years 1998 and 1997 and are therefore not shown. The contractual maturities of Corixa's available-for-sale securities are shown below:


                                               ESTIMATED
                                              FAIR MARKET     AMORTIZED
                                                 VALUE          COST
                                              -----------     ---------
December 31, 1998
  Due in one year or less ..................    $18,263        $18,218
  Due in one year through three years ......     17,780         17,735
                                                -------        -------
                                                $36,043        $35,953
                                                =======        =======
December 31, 1997
  Due in one year or less ..................    $25,914        $25,915
  Due after one year through three years ...     13,945         13,950
                                                -------        -------
                                                $39,859        $39,865
                                                =======        =======


5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                               CORIXA CORPORATION

                                                        DECEMBER 31,
                                                 -------------------------
                                                   1998             1997
                                                 --------         --------
Laboratory equipment .......................     $  4,985         $  3,577
Computers and office equipment .............        2,182            1,151
Leasehold improvements .....................        4,111            1,256
    Construction in progress ...............        1,099               --
                                                 --------         --------
                                                   12,377            5,984
Accumulated depreciation and amortization ..       (3,546)          (1,938)
                                                 --------         --------

                                                 $  8,831         $  4,046
                                                 ========         ========


     At December 31, 1998 and 1997, the Company held equipment under capitalized leases with an original cost of approximately $5.4 million and $4.3 million, respectively, and a net book value of approximately $ 2.4 million and $2.9 million, respectively. These leases are secured by the underlying assets.


6.   STOCKHOLDERS' EQUITY

COMMON STOCK

     In October 1997, Corixa completed the Offering of its common stock by selling 3,450,000 shares at $13 per share, resulting in proceeds to Corixa of $40,778,096 net of underwriting discounts, commissions and offering expenses incurred by Corixa.

PREFERRED STOCK

     In connection with the Offering, Corixa's Series A Preferred Stock and Series B Preferred Stock were converted, after obtaining the consent of a majority of the holders of each class of such shares, into 5,151,181 shares of common stock.

1994 STOCK OPTION PLAN

     Corixa has a stock option plan, the Amended and Restated 1994 Stock Option Plan (the "1994 Plan") under which an aggregate of 2,364,208 shares of common stock were reserved for grants to employees, members of the Board of Directors, and consultants as of December 31, 1998. Options granted under the 1994 Plan may be designated as incentive or nonqualified at the discretion of the Plan Administrator (as defined in the 1994 Plan). On July 25, 1997, Corixa amended and restated the 1994 Plan, whereby the number of shares authorized under the 1994 Plan was increased by 700,000 shares and is subject to automatic increase on the first trading day of each of the ten calendar years beginning in 1998 and ending in 2007, in an amount equal to 3% of the number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum of 500,000 shares each year over the ten-year period.

     Generally, the options become exercisable over a four-year period with 25% vesting upon the first year and the remainder vesting monthly thereafter. All options expire no later than ten years from the date of grant. Incentive stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Plan Administrator, but not less than 85% of the fair market value of the stock at the date of grant. The Administrator has the discretion to grant options that are exercisable for unvested shares of Corixa Common Stock and, to the extent that an optionee holds options for such unvested shares of Corixa Common Stock upon termination, Corixa has the right to repurchase any or all of the unvested shares at the per-share exercise price paid by the optionee for the unvested shares.

1997 EMPLOYEE STOCK PURCHASE PLAN

     On July 25, 1997, Corixa adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, a total of 125,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible

                               CORIXA CORPORATION
employees to purchase shares of Corixa's common stock through payroll deductions at a price equal to 85% of the fair market value of Corixa's common stock on the first day or the last day of the applicable six-month offering period, whichever is lower.

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

     In 1998, 5,887 shares were issued under the Purchase Plan at prices ranging from $4.89 to $7.65.

1997 DIRECTORS' STOCK OPTION PLAN

     The Directors' Plan was adopted by Corixa on July 25, 1997. As of December 31, 1998, a total of 250,000 shares of Corixa's common stock were reserved for issuance under the Directors' Plan. The number of authorized shares is subject to automatic increase, on the first trading day of each of the five calendar years beginning in 1998 and ending in 2002 in an amount equal to 50,000 shares of common stock or such lesser amount as the Board of Directors may establish. The Directors' Plan provides for the grant of nonqualified stock options to non-employee directors of Corixa. The Directors' Plan provides that each person who first became a non-employee director of Corixa shall be granted nonqualified stock options to purchase 15,000 shares of common stock (the "First Option"). Thereafter, on the first day of each fiscal year, commencing fiscal year 1998, each non-employee director shall be automatically granted an additional option to purchase 5,000 shares of common stock (a "Subsequent Option") if, on such date, he or she shall have served on Corixa's Board of Directors for at least six months. The First Options and Subsequent Options generally vest over 36 and 12 months, respectively, and have 10-year terms. The exercise price of such options shall be equal to the fair market value of the Corixa's common stock on the date of grant of the option. The Plan has a 10-year term unless terminated earlier.

     A summary of Corixa's stock option activity and related information follows:


                                                                                       WEIGHTED
                                              SHARES UNDER                             AVERAGE
                                               OUTSTANDING           PRICE PER         EXERCISE
                                                 OPTIONS               SHARE             PRICE
                                              ------------       -----------------     --------
Balance at January 1, 1996 ...............       496,801                      0.33        0.33
  Options granted ........................       182,413              0.33 -  0.99        0.58
  Options exercised ......................       (67,999)                     0.33        0.33
  Options canceled .......................        (6,090)             0.33 -  0.99        0.38
                                              ----------
Balance at December 31, 1996 .............       605,125              0.33 -  0.99        0.40
  Options granted ........................       710,004              0.99 - 13.50        2.08
  Options exercised ......................      (126,188)             0.33 -  0.99        0.55
  Options canceled .......................       (19,852)             0.33 -  0.99        0.67
                                              ----------
Balance at December 31, 1997 .............     1,169,089              0.33 - 13.50        1.40
  Options granted ........................       433,775              5.00 -  9.50        8.22
  Options assumed upon GenQuest merger ...        12,325                      0.77        0.77
  Options exercised ......................      (107,610)             0.33 -  0.99        0.61
  Options canceled .......................       (68,253)             0.33 - 11.50        4.04
                                              ----------
Balance at December 31, 1998 .............     1,439,326              0.33 - 13.50        3.38
                                              ==========

                               CORIXA CORPORATION

     The following table summarizes information about the stock options outstanding at December 31, 1998:


                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   (WITHOUT RESTRICTION)
                                 WEIGHTED                ----------------------
                                  AVERAGE     WEIGHTED                WEIGHTED
                    NUMBER       REMAINING    AVERAGE                  AVERAGE
   RANGE OF       OUTSTANDING   CONTRACTUAL   EXERCISE                EXERCISE
EXERCISE PRICES    12/31/98        LIFE        PRICE       SHARES       PRICE
---------------   -----------   -----------   --------   ---------   ----------
$ 0.33 -  0.99       965,598     7.5 years     $ 0.73     576,571     $ 0.61
$ 5.00 -  9.50       414,707     9.3 years     $ 8.20      61,911     $ 9.12
$11.50 - 13.50        59,021     8.8 years     $13.02      22,395     $13.06
                   ---------                              -------
$ 0.33 - 13.50     1,439,326     8.1 years     $ 3.39     660,877      $1.83
                   =========                              =======


     Deferred compensation of approximately $3.9 million was recorded during 1997 representing the difference between the exercise prices of options granted during that period and the deemed fair market value. Deferred compensation expense of $1.4 million and $1.3 million were amortized at for the years ended December 31, 1998 and 1997 respectively.

     Options of 17,095 and 96,845 shares had been exercised as of December 31, 1998 and 1997 respectively for which the underlying stock continues to be restricted. During 1998 the Company repurchased 1,042 of unvested shares that were previously exercised. At December 31, 1998 and 1997, 874,127 and 847,706, respectively, shares remain available for grant.


PRO FORMA STOCK BASED COMPENSATION

     Pro forma information regarding net loss and loss per share required by Statement 123 has been determined as if Corixa had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:


                                                                         EMPLOYEE STOCK
                                         EMPLOYEE STOCK OPTION            PURCHASE PLAN
                                  ----------------------------------      -------------
                                  1998           1997           1996           1998
Expected life (years) .....          4              4              4            .94
Expected volatility .......         67%            57%             0%            67%
Risk-free interest rate ...        5.5%           6.4%           6.5%           5.4%
Expected dividend yield ...        0.0%           0.0%           0.0%           0.0%


     The weighted average fair value of options granted during 1998, 1997 and 1996 was $5.59, $6.60 and $0.17 per option, respectively.

     Under Statement 123, if Corixa had elected to recognize the compensation cost based upon the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period or upon the achievement of certain milestones):

                               CORIXA CORPORATION

                                                  YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------
                                        1998               1997              1996
                                     ----------         ----------        ----------
Net loss:
  As reported ....................   $  (21,316)        $   (2,676)       $   (4,147)
  Pro forma ......................      (22,395)            (2,914)           (4,171)
Pro forma net loss per share:
  As reported ....................   $    (1.75)        $    (0.31)       $    (0.55)
  Pro forma ......................        (1.84)             (0.33)            (0.56)


     The Statement 123 pro forma disclosures above are not necessarily indicative of future pro forma disclosures because of the manner in which the pro forma impact of Statement 123 calculations is phased in over time.

STOCK WARRANTS

     During 1996, Corixa issued warrants to purchase 114,342 shares of common stock at exercise prices ranging from $0.003 to $6.60 per share and 163,636 shares of Series A Preferred Stock at an exercise price of $6.60 per share. These warrants were issued in connection with certain collaborative agreements and the leasing of office and research facilities. Vesting of the warrants to purchase 75,757 shares of common stock and warrants to purchase 163,636 shares of Series A stock is contingent upon the achievement of certain milestones. The weighted average grant-date fair value ranges from $0.99 to negligible per share, and negligible per share for common stock and Series A shares, respectively. Additional warrants to purchase 454,533 shares of Series B stock were issued in 1996. (See Note 9 of these Corixa financial statements.)

     In connection with the Offering, all Series A and Series B share warrants were converted to warrants to purchase common shares on a share-for-share basis. 445,139 shares of common stock were issued upon the net exercise of 483,008 stock warrants during 1997. The number of common shares purchased reflects the difference between the aggregate exercise price of the warrants and the market price per share of the common stock of the aggregate number of shares purchasable under the warrant.

     Corixa recognizes research and development expense for the calculated fair value of milestone specific warrants, for which milestone achievement has been deemed probable by management. No warrant-related milestones were reached during 1998 or in 1997. Final valuation of the warrant costs is calculated at the actual achievement of these milestones based on the fair value of the underlying stock at that date.

     Corixa had common stock warrants outstanding for 684,893 shares as of December 31, 1998 at a weighted average exercise price of $8.04 which will expire between 2001 and 2008.

SHARES RESERVED

     Common stock was reserved for the following purposes:


                                                        DECEMBER 31,
                                                           1998
                                                        ------------
Stock options                                            2,313,453
Warrants to purchase common stock                          684,893
Employee Stock Purchase Plan                               119,113
License, technology, and patent rights agreements           13,635
                                                         ---------
                                                         3,131,094
                                                         =========

                               CORIXA CORPORATION

NET LOSS PER SHARE

     Basic and diluted loss per share are calculated using the average number of common shares outstanding (see Note 1). Pro forma basic and diluted loss per share are computed on the basis of the average number of common shares outstanding plus the effect of convertible preferred shares using the "if-converted" method as follows:


                                                    YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                              1998              1997            1996
                                           ----------         -------         -------
Net loss  (A)                              $  (21,316)        $(2,676)        $(4,147)
                                           ==========         =======         =======

Weighted average outstanding:
  Common stock  (B)                            12,172           4,891           2,521
  Convertible preferred stock                      --           3,864           4,969
                                           ----------         -------         -------
Total weighted
 average outstanding  (C)                      12,172           8,755           7,490
                                           ==========         =======         =======

Loss per share:
  Basic and diluted (A/B)                  $    (1.75)        $ (0.55)        $ (1.65)
                                           ==========         =======         =======
  Pro forma basic and diluted (A/C)                           $ (0.31)        $ (0.55)
                                                              =======         =======


7.   INCOME TAXES

     At December 31, 1998 and 1997, the Company had net operating loss carryforwards of approximately $29.0 million and $9.9 million, respectively, and research and experimentation credit carryforwards of approximately $1.9 million and $836,000, respectively, which begin to expire in 2009. Utilization of net operating losses and research and development tax credit carryforwards is subject to change of certain limitations under Section 382 of the Internal Revenue Code. During the period 1995 through 1998, the Company experienced ownership changes as defined by the Revenue Code. Accordingly, the Company's use of losses incurred through the date of any ownership changes will be limited on an annual basis during the carryforward period.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $6.4 million and $1.1 million during 1998 and 1997, respectively. The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:


                                                       DECEMBER 31,
                                                 -------------------------
                                                   1998             1997
                                                 --------         --------
Deferred tax assets:
Net operating loss carryforwards                 $  9,431         $  3,361
Research and experimentation credit and
     foreign tax credit carryforwards               1,931              861
Deferred revenue                                       34              373
Financial statement expenses not deducted
     on tax return                                     73              162
                                                 --------         --------
                                                   11,469            4,757
                                                 --------         --------
Deferred tax liabilities:
Depreciation                                          413               37
Tax return expenses not charged
     against financial statements                      73               96
                                                 --------         --------
                                                      486              133
                                                 --------         --------

                               CORIXA CORPORATION

                                                       DECEMBER 31,
                                                 -------------------------
                                                   1998             1997
                                                 --------         --------
Net deferred tax asset                             10,983            4,624
Less valuation allowance                          (10,983)          (4,624)
                                                 --------         --------
Net deferred tax assets                          $    -0-         $    -0-
                                                 ========         ========


8.   401(K) PLAN

     Corixa has a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of Corixa's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1998) and to have the amount of such reduction contributed to the 401(k) Plan. Corixa did not match contributions before 1998. Effective January 1, 1998, Corixa implemented a 401(k) matching program whereby Corixa contributes twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant's earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by Corixa to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by Corixa, if any, will be deductible by Corixa when made. At the direction of each participant, Corixa invests the assets of the 401(k) Plan in any of five investment options. Company contributions under the plan were approximately $98,000 in 1998.

9.   LONG-TERM OBLIGATIONS


                                                DECEMBER 31,
                                           ----------------------
                                            1998           1997
                                           -------        -------
Capital lease obligations                  $ 2,534        $ 2,854
Credit line from corporate partner           5,000          3,000
    Bank loan                                7,000          2,000
                                           -------        -------
                                            14,532          7,854
Less current portion of obligations
and commitments                              2,697            930
                                           -------        -------
                                           $11,835        $ 6,924
                                           =======        =======


     Capital leases are secured by the underlying equipment.

     The $5 million advance from a corporate partner at December 31, 1998 represents payments received in exchange for options to license two of Corixa's early-stage cancer vaccines. Refer to Note 8 with regard to the terms and conditions of the line.

     As of December 31, 1998, the Company had outstanding an unsecured bank loan for $7 million. Borrowings under note bear interest at a rate that is a function of either the prime rate of a major bank or federal fund rates. Under the terms of the note, the Company is required to meet minimum (i) tangible net worth,
(ii) net cash calculated based upon the sum of the principal balance under the note plus a multiple of the Company's actual cash burn or $10,000,000, whichever is greater, (iii) total debt to net worth ratios and (iv) current ratio. As of December 31, 1998 the Company had borrowed $7 million against the facility. The note includes provisions for quarterly interest-only payments based upon the outstanding loan balance until December 1998 followed by 48 payments of interest and principal beginning January 1999 based upon the outstanding amount on the note as of December 31, 1998. No additional amounts may be drawn against the note after December 31, 1998. As of December 31, 1998 the Company was in compliance with the note covenants.

     The Company rents office and research facilities under a noncancelable operating lease which expires in January 2005. The Company has issued an irrevocable standby letter of credit in the amount of $750,000 as a security deposit on the lease. The Company has options to renew the lease for two additional terms of five years each.

     Minimum future rental payments under all lease agreements at December 31, 1998 are as follows:

                               CORIXA CORPORATION

                                                        CAPITAL       OPERATING
YEAR ENDED DECEMBER 31,                                 LEASES         LEASES
-----------------------                                 ------         ------
1999                                                   $ 1,285        $ 2,702
2000                                                     1,069          2,670
2001                                                       558          2,750
2002                                                        33          2,832
2003                                                       -0-          2,917
Thereafter                                                 -0-          3,134
                                                       -------        -------
Total minimum payments                                 $ 2,945        $17,005
                                                                      =======

Less interest                                              411
                                                       -------
Present value of minimum lease payments                  2,534
Less current portion                                       947
                                                       -------

Capital lease obligations, less current portion        $ 1,587
                                                       =======


     Rent expense was $ 2.3 million, $1.5 million, and $638,000, for the years ended December 31, 1998, 1997 and 1996, respectively.


10.  INVESTMENTS

ImmGenics

     On November 4th, 1998 Corixa and ImmGenics Pharmaceuticals Inc. ("ImmGenics"), a privately held biotechnology company signed an exclusive agreement to utilize ImmGenics' proprietary Selected Lymphocyte Antibody Method technology to develop high-potency therapeutic and diagnostic monoclonal antibodies targeting Corixa's proprietary antigens in cancer and infectious disease. This agreement marks Corixa's first venture into the development of antibodyproducts. Under the terms of the agreement, ImmGenics could receive research, development and milestone payments, as well as royalty streams on future product sales. In addition to the collaborative agreement, Corixa purchased an aggregate 859,000 shares of Class A Preferred stock for $1.25 million and also entered into a $500,000 non-interest bearing convertible debenture and will be required to invest an additional $1.25 million in 1999, if certain scientific milestones are achieved, for a total investment by Corixa of $3.0 million. Additionally, the Company received warrants to acquire ImmGenics Class A Preferred stock. The number of warrants increases if ImmGenics does not obtain specified financing milestones.

Anergen

     In December 1998 the Company entered into a definitive agreement to acquire Anergen, Inc. ("Anergen"), a development stage biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. The acquisition of Anergen was dependent on Anergen shareholder approval. That approval occurred on February 10, 1999. The transaction was accounted for as a purchase valued at approximately $8.1 million. The balance will be paid in approximately 1.1 million shares of Corixa common stock. Through December 31, 1998, Corixa has incurred approximately $800,000 in pre-acquisition costs associated with the transaction. A substantial portion of the purchase price will be allocated to In-Process Research and Development and charged to expense.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item is incorporated by reference to the information set forth under the caption "Executive Officers" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated by reference to the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

          (1) Report of Ernst & Young, LLP, independent auditors Balance Sheet as of December 31, 1998, 1997 and 1996. Statement of Operations - Years Ended December 31, 1998, 1997 and 1996. Statement of Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996.
                  Statement of Cash Flows - Years Ended December 31, 1998, 1997 and 1996.
                  Notes to Consolidated Financial Statements.

          (2) Financial Statement Schedules All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Index to Exhibits for Form 10-Q for the quarter ended December 31, 1998


Exhibit
  No.                               Exhibit Description                                   Page
-------                             -------------------                                   ----
2.01    Agreement and Plan of Reorganization dated December 11, 1998 by and among the Registrant, Yakima Acquisition Corporation and Anergen, Inc.
        Registrant agrees to furnish supplementally to the Commission upon
        request a copy of any omitted schedule.                                           (G)

2.02    Form of Certificate of Merger between Yakima Acquisition Corporation and
        Anergen, Inc.                                                                      (G)

2.1     Agreement and Plan of Merger dated June 22, 1998 by and among the
        Registrant, Chinook Acquisition Corporation and GenQuest, Inc.
        Registrant agrees to furnish supplementally to the Commission upon
        request a copy of any omitted schedule.                                            (E)

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

10.3    1997 Employee Stock Purchase Plan and form of subscription agreement.              (A)

10.4    Corixa Corporation 401(k) Savings & Retirement Plan.                               (A)

10.5    Form of Indemnification Agreement.                                                 (A)

10.6    Lease Agreement dated October 28, 1994 and amended December 29, 1995
        between Corixa Corporation and Fred Hutchinson Cancer Research Center.             (A)

10.7    Amendment No. 2 , dated September 25, 1998, to the Lease Agreement Dated
        May 31, 1996 between Corixa Corporation and Alexandria Real Estate
        Equities.                                                                          (F)

10.8    Multi-Field Vaccine Discovery Collaboration and License Agreement
        between Corixa Corporation and SmithKline Beecham, dated September 1, 1998.        (H)

10.9+   Licensing Agreement between Corixa Corporation and Dana-Farber Cancer
        Institute, Inc., dated January 1, 1995.                                            (A)

Exhibit
  No.                               Exhibit Description                                   Page
-------                             -------------------                                   ----
10.11+  Amendment No. 1, dated September 29, 1997, to the Licensing Agreement, dated January 1, 1995, by and between Corixa Corporation And Dana-Farber
        Cancer Institute, Inc.                                                             (D)

10.12   Amendment No. 2, dated July 31, 1998, to the Licensing Agreement, dated
        January 1, 1995, by and between Corixa Corporation and Dana- Farber
        Cancer Institute, Inc.
10.13+  Amended and Restated Research Services and Intellectual Property
        Agreement effective as of January 1, 1997 by and between Corixa
        Corporation and the Infectious Disease Research Institute.                         (A)

10.14+  Amendment No. 1 to License Agreement dated April 30, 1997 by and among
        Corixa Corporation, Southern Research Institute and University of
        Alabama at Birmingham Research Foundation.                                         (A)

10.15   Confirmation Letter, Purchase of $7,000,000 Loan Facility, dated August
        21, 1998 to Corixa Corporation from Banque Nationale de Paris.                     (F)

10.16   Assignment and Assumption Agreement, dated August 21, 1998, by and Among
        Sumitomo Bank, Limited, Sumitomo Bank of New York Trust Corporation,
        Corixa Corporation, Well Fargo Bank, N.A., Banque Nationale de Paris,
        and Bank of The West Trust and Investment Services Division.                       (F)

23.1    Consent of Ernst and Young, LLP, Independent Auditors

27.1    Financial Data Schedule

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

        (F) Incorporated herein by reference to the Company's Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

        (G) Incorporated herein by reference to the Company's Form S-4 (File No. 333-69679), filed with the Commission on January 12, 1999.

        (H) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on October 28, 1998.

        +       Confidential treatment granted by order of the SEC.


(b)     Reports on Form 8-K

On October 28, 1998 the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on that day it had entered into a collaboration and license agreement with SmithKline Beecham which superseded and significantly expanded the scope of the Company's then-existing agreements with SmithKline Beecham Manufacturing and SmithKline Beecham Biologicals. (File No. 0-22891).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORIXA CORPORATION

                                  By: /s/           MICHELLE BURRIS
                                     ---------------------------------------
                                                  Michelle Burris
                                      Vice President and Chief Financial Officer
Date:  March 3, 1999

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


            SIGNATURE              TITLE                                 DATE
            ---------              -----                                 ----
            /s/ STEVEN GILLIS      Chairman and Chief Executive    March 3, 1999
------------------------------     Officer
          Steven Gillis            (Principal Executive Officer)



          /s/ MICHELLE BURRIS      Vice President and Chief        March 3, 1999
-------------------------------    Financial Officer
         Michelle Burris           (Principal Financial and
                                   Accounting Officer)



             /s/ MARK MCDADE       Director                        March 3, 1999
-------------------------------
           Mark McDade



            /s/ JOSEPH LACOB       Director                        March 3, 1999
-------------------------------
           Joseph Lacob



           /s/ ARNOLD ORONSKY      Director                        March 3, 1999
-------------------------------
          Arnold Oronsky


            /s/ ANDREW SENYEI      Director                        March 3, 1999
-------------------------------
          Andrew Senyei