Form 10-Q
period 1999-03-31
CORIXA CORP
filed 1999-05-06
CIK 1042561

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
                                       OR

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


                                  -------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of March 31, 1999, there were approximately 14,669,385 shares of the Registrant's common stock outstanding.

================================================================================

                               Corixa Corporation
                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
        ITEM 1.       FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
               December 31,1998 .................................................     1

               Consolidated Statements of Operations (unaudited) for the three
               months ended March 31, 1999 and 1998 .............................     2

               Consolidated Statements of Cash Flows (unaudited) for the three
               months ended March 31, 1999 and 1998 .............................     3

               Notes to Unaudited Consolidated Financial Statements .............     4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ........................................     8


PART II.       OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS .........................................    22

        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS .................    22

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES ...........................    22

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......    22

        ITEM 5.       OTHER INFORMATION .........................................    23

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K ..........................    23

SIGNATURES ......................................................................    26

                              CORIXA CORPORATION


                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                MARCH 31,     DECEMBER 31,
                                                                   1999           1998
                                                               -----------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................      $  7,160       $  9,098
  Securities available-for-sale ...........................        39,321         36,043
  Accounts receivable (including $333 and $161
     receivable from an affiliated
     company at March 31, 1999
     and December 31, 1998, respectively) .................         1,712          3,449
  Interest receivable .....................................           680            567
  Prepaid expenses ........................................           798            516
                                                                 --------       --------

     Total current assets .................................        49,671         49,673
Property and equipment, net ...............................         9,962          8,831
Investments ...............................................         3,000          2,544
Deferred charges and deposits .............................           178            136
                                                                 --------       --------
     Total assets .........................................      $ 62,811       $ 61,184
                                                                 ========       ========

Current liabilities:
  Accounts payable and accrued liabilities ................      $  6,199       $  4,368
  Deferred revenue ........................................         7,309            100
  Current portion of obligations ..........................         2,674          2,697
                                                                 --------       --------

     Total current liabilities ............................        16,182          7,165
Commitments ...............................................            --             --
Long-term obligations and commitments, less current portion        11,292         11,835
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
     Authorized shares - 10,000,000 (1999 and 1998) .......            --             --
  Common stock, $0001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 14,669,385 in 1999
      and 13,400,895 in 1998 ..............................            15             13
  Additional paid-in capital ..............................        86,772         76,539
  Deferred compensation ...................................          (928)        (1,180)
  Accumulated comprehensive income ........................           141             90
  Accumulated deficit .....................................       (50,663)       (33,278)
                                                                 --------       --------

     Total stockholders' equity ...........................        35,337         42,184
                                                                 --------       --------

     Total liabilities and stockholders' equity ...........      $ 62,811       $ 61,184
                                                                 ========       ========

                               CORIXA CORPORATION


                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------

Revenue:
  Collaborative agreements .................      $  2,828       $  2,626
  Government grants ........................           306            171
                                                  --------       --------
    Total revenue ..........................         3,134          2,797

Operating expenses:
  Research and development .................         8,624          5,893
  General and administrative ...............           590            547
  In-process research and development ......        11,612             --
                                                  --------       --------
    Total operating expenses ...............        20,826          6,440
                                                  --------       --------
Loss from operations .......................       (17,692)        (3,643)
Interest income ............................           468            828
Interest expense ...........................          (202)          (147)
Other income ...............................            40            125
                                                  --------       --------
Net loss ...................................      $(17,386)      $ (2,837)
                                                  ========       ========

Basic and diluted net loss
  per share ................................      $  (1.23)      $  (0.24)
                                                  ========       ========

Shares used in computation
  of basic and diluted net loss
  per share ................................        14,097         11,775
                                                  ========       ========

                               CORIXA CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   1999           1998
                                                                                 --------       --------
OPERATING ACTIVITIES
Net loss ..................................................................      $(17,386)      $ (2,837)

Adjustments to reconcile net loss to net cash used in operating activities:
  In-process research and development .....................................        11,612             --
  Amortization of deferred compensation ...................................           252            482
  Depreciation and amortization ...........................................           647            343
  Equity instruments issued in exchange for technology and services .......            --             56

  Changes in certain assets and liabilities:
    Accounts receivable ...................................................         1,810             31
    Interest receivable ...................................................          (113)          (539)
    Prepaid expenses ......................................................          (225)           (94)
    Deferred charges and deposits .........................................            (6)            18
    Accounts payable and accrued expenses .................................          (381)           426
    Deferred revenue ......................................................         6,760           (187)
                                                                                 --------       --------
 Net cash provided by (used in) operating activities ......................         2,970         (2,301)

INVESTING ACTIVITIES
Purchases of securities available-for-sale ................................       (20,502)       (38,515)
Proceeds from maturities of securities available-for-sale .................         8,225         19,323
Proceeds from sale of securities ..........................................         9,050          9,552
Purchases of property and equipment .......................................          (831)           (78)
Cash acquired from acquisition ............................................           442             --
                                                                                 --------       --------
Net cash used in investing activities .....................................        (3,616)        (9,718)

FINANCING ACTIVITIES
Net proceeds from issuance of  stock ......................................            71              1
Proceeds from long term obligations .......................................            --          4,000
Principal payments made on long term obligations ..........................        (1,084)
Principal payments on capital leases ......................................          (279)          (239)
Payments on receivables for warrants ......................................            --             81
                                                                                 --------       --------
Net cash provided by (used in) financing activities .......................        (1,292)         3,843

Net decrease in cash and cash equivalents .................................        (1,938)        (8,176)

Cash and cash equivalents at beginning of period ..........................         9,098         16,458
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $  7,160       $  8,282
                                                                                 ========       ========
SUPPLEMENTAL DISCLOSURES
  Interest paid ...........................................................      $    222       $    106
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING, AND
 FINANCING ACTIVITIES
 Common stock issued-Anergen acquisition ..................................      $  8,664       $     --
 Assets acquired pursuant to capital leases ...............................            --            308
 Equity instruments issued in exchange for technology and services ........            --             56
 Equity instruments issued to relieve acquisition-related debt ............         1,500             --

                               CORIXA CORPORATION

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

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Corixa Corporation ("Corixa" or the "Company") include the accounts of its wholly-owned subsidiaries, Chinook Corporation and Anergen, Inc., both Delaware corporations. Pursuant to the terms set forth in the Agreement and Plan of Merger by and among the Company, Yakima Acquisition Corporation (a wholly-owned subsidiary of Corixa created to effect the merger with Anergen) ("Yakima") and Anergen, Inc., Anergen merged with and into Yakima and the separate corporate existence of Yakima ceased, with Anergen surviving as a wholly-owned subsidiary of Corixa. These statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

        In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the SEC.

PRINCIPLES OF CONSOLIDATION

        The merger with Anergen was accounted for as a purchase transaction. The assets and liabilities of Anergen have been recorded on the books of the Company at their fair market values. The operating results of the acquired business have been included in the consolidated statements of operations from February 10, 1999, the effective date of the acquisition. All significant intercompany account balances and transactions have been eliminated in consolidation. Finalization of certain aspects of the accounting treatment of the transaction is pending and such treatment may be subject to revision in the second quarter of 1999.

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

REVENUE

        Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding, technology access payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of related obligations. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments will be recognized as earned. Advance payments received under any agreements in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. The Company recognized 90% and 94% of its revenue in the first three months of 1999 and 1998, respectively, from collaborative partners. Grant revenue represented 10% of the Company's revenue during the three-month period ended March 31, 1999 and 6% during the same period in 1998.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                         March 31,      December 31,
                                                           1999             1998
                                                         ---------      ------------
        Laboratory equipment                             $  5,809         $  4,985
        Computers and office equipment                      2,482            2,182
        Leasehold improvements                              5,761            4,111
        Manufacturing equipment                               103                0
        Construction in progress                                0            1,099
                                                         --------         --------
                                                           14,155           12,377
        Accumulated depreciation and amortization          (4,193)          (3,546)
                                                         --------         --------
          Total property and equipment                   $  9,962         $  8,831
                                                         ========         ========


3.    COMPREHENSIVE LOSS

        For the three months ended March 31, 1999 and 1998, the Company's comprehensive loss was as follows (in thousands):

                                                       Three months ended
                                                   --------------------------
                                                   March 31,        March 31,
                                                     1999             1998
                                                   ---------        ---------
        Net Loss                                   $(17,386)        $ (2,837)
        Other comprehensive income:
          Unrealized holding gains (losses)
            arising during period                        51              (37)
                                                   --------         --------
        Total comprehensive loss                   $(17,335)        $ (2,874)
                                                   ========         ========


4.    ACQUISITION OF ANERGEN

        On February 10, 1999, the Company acquired all of the outstanding shares of common stock of Anergen. Anergen is a biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process.

        Aggregate consideration for the acquisition was approximately $9.6 million, which consisted of 1,058,031 shares of Corixa common stock, with a market value of approximately $8.7 million, approximately $200,000 in cash, and approximately $800,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $11.6 million, and this amount was allocated to in-process research and development during the first quarter of 1999. The allocation of the purchase price is, however, still being finalized and may be subject to change. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

        In-process research and development        $ 11,612
        Assets acquired                               1,684
        Liabilities assumed                          (3,663)
                                                   --------
           Total purchase price                    $  9,633
                                                   ========

        The following table reflects unaudited consolidated pro forma results of operations of Corixa and Anergen on the basis that the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the respective periods. The following pro forma information does not include the one-time charges for purchased in-process research and development or other transaction-related costs relating to the acquisition of Anergen (in thousands):

                                            Three months ended
                                                  March 31,
                                          -----------------------
                                           1999            1998
                                          -------         -------
        Revenue                           $ 3,266         $ 3,794
        Net loss                           (6,877)         (4,916)
        Basic and diluted net loss
         per share                        $ (0.47)        $ (0.38)

5.    CONTRACTS

        In March 1999, Corixa and the Infectious Disease Research Institute ("IDRI") signed an agreement to research and develop ex vivo therapies for the treatment of cancer. Pursuant to the terms of the agreement, effective March 30, 1999, IDRI will commit $12 million over the next three years to help support the Company's research and development of such ex vivo therapies. The agreement provides the Company exclusive rights to all intellectual property and product rights while IDRI will receive a percentage of certain Corixa proceeds related to ex vivo therapy products resulting from such research and development.

        In March 1999, Corixa purchased an additional $1.25 million of Class A Preferred Stock of ImmGenics Pharmaceuticals, Inc. ("ImmGenics") , pursuant to the terms and conditions of the Investment Agreement between Corixa and ImmGenics, dated as of November 4, 1998. Subsequent to the additional investment, Corixa's ownership of ImmGenics remains below 20%, and therefore is recorded under the cost method of accounting.

6.      NEW ACCOUNTING STANDARDS

 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will be required to adopt SFAS No. 133 as of the quarter ended March 31, 2000. The impact of the adoption of the provisions of this statement on the Company's financial position or results of operations has not been determined.

7.       SUBSEQUENT EVENTS

        On April 9, 1999 Corixa Corporation, a Delaware Corporation (the "Company"), announced that on April 8, 1999, it entered into an agreement (the "Agreement") with Castle Gate, L.L.C., a Northwest investment partnership focusing primarily on health care and biomedical companies ("Castle Gate"), to provide Corixa with an equity line of credit of up to $50 million (the "Equity Line of Credit"). Under the Agreement, Castle Gate is obligated to provide the Equity Line of Credit to the Company for a period of two years. The Company may draw down funds pursuant to the Equity Line of Credit at its sole option and may use such funds for expenses associated with various technology or company acquisitions. When funds are drawn down under the Equity Line of Credit, the Company will issue to Castle Gate shares of Series A Preferred Stock ("Preferred Stock") at a price of $1,000 per share and warrants to purchase shares of the Company's Common Stock ("Common Stock") as described below.

        The Preferred Stock has an annual cumulative dividend of 5% and may be paid, at the Company's option, in cash or in shares of the Company's Common Stock. The Preferred Stock may be converted at the option of Castle Gate at any time following issuance thereof. Shares of Preferred Stock that have been outstanding for at least four years will be converted into Common Stock automatically on the fourth anniversary or any subsequent anniversary of the issuance of such shares in the event Castle Gate would receive a specified return on its equity investment. Additionally, any shares of Preferred Stock that have not been converted previously will be converted automatically on the seven-year anniversary of the initial issuance of such shares of Preferred Stock. Other rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation filed by the Company with the Secretary of State of Delaware on April 7, 1999.

        Upon execution of the Agreement, the Company consummated an initial draw-down under the Equity Line of Credit of $12.5 million (the "Initial Draw") and issued Castle Gate 12,500 shares of Preferred Stock and warrants to purchase an aggregate of up to 1,037,137 shares of Common Stock (the "Initial Closing Warrants"). The conversion price for the Preferred Stock issued in the Initial Draw is $8.50 per share. The conversion price for all other shares of Preferred Stock that may be issued as the result of optional subsequent draw-downs by the Company under the Equity Line of Credit (each a "Subsequent Draw") will be equal to the average daily closing price of the Company's Common Stock for a designated period before and after the consummation of such Subsequent Draw, provided that such conversion price cannot exceed certain specified amounts. Initial Closing Warrants to purchase 312,500 shares have an exercise price of $8.50 per share and Initial Closing Warrants to purchase 724,637 shares have an exercise price of $8.28 per share. Under the Agreement, the Company is obligated to issue to Castle Gate certain additional warrants (the "Additional Warrants") upon the occurrence of certain events. The Additional Warrants will become exercisable either on a pro-rata basis upon the consummation of Subsequent Draw(s), if any, and corresponding issuances of Preferred Stock by the Company under the Equity Line of Credit, or upon certain specified dates, and will have exercise prices that are determined in accordance with specified formulas at the time of their respective issuances. If all Additional Warrants are issued, they will be exercisable for an aggregate maximum of 187,500 shares of Common Stock plus Common Stock worth up to $2,125,000.

        The Preferred Stock, the Initial Closing Warrants and the Additional Warrants issued or issuable to Castle Gate under the Agreement were sold as a self-managed private placement and are exempt from registration under the Securities Act of 1933, as amended. However, pursuant to a registration rights agreement entered into between the Company and Castle Gate in connection with the Equity Line, the Company has committed to register the underlying shares of Common Stock for resale after certain conversions of the Preferred Stock. Additionally, the Company and Castle Gate entered into a standstill agreement in connection with the Equity Line of Credit pursuant to which there are certain restrictions on Castle Gate's ability to purchase shares of the Company's capital stock other than pursuant to the Agreement. See the Form 8-K filed by the Company on April 23, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the early stage of the Company's research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products; failure of the Company to acquire additional companies or technologies to expand or support the growth of the Company's business; failure of the Company to successfully manage any future growth; dependence on and management of existing and future corporate partnerships; failure of the Company to establish corporate collaborations either at all or early in the development process for all aspects of product development and commercialization; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; history of operating losses; possible volatility of stock price; future capital needs and uncertainty of additional funding; the Company's lack of manufacturing and marketing experience and reliance on third parties to perform such functions; existing government regulations and changes in, or the failure to comply with, government regulations; impact of alternative technological advances and competition on the collaborative relationships between the Company and its corporate partners; the potential dilutive effect of equity purchases by SmithKline Beecham plc ("SmithKline Beecham") and Castle Gate, L.L.C. to other Corixa stockholders; and the impact of the Chinook and Anergen acquisition and other acquisitions or equity purchases, if any, of early stage companies such as ImmGenics, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's public disclosure filings with the SEC, including the Company's Final Prospectus for its initial public offering filed with the SEC on October 2, 1997, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company's Registration Statement Form S-4, as amended, filed with the SEC on January 12, 1999 and the Company's Report on Form 8-K, filed with the SEC on April 23, 1999. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

Corixa's objective is to be a leader in the discovery and commercialization of products useful in preventing, treating or diagnosing cancer, certain infectious diseases and certain autoimmune diseases. Corixa's strategy is to dedicate its resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research-and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. For the quarter ended March 31, 1999, approximately 90% of Corixa's revenue resulted from such collaborative agreements. In particular, Corixa entered into significant corporate partnerships with SmithKline Beecham Biologicals and SmithKline Beecham Manufacturing in 1995 and 1996, respectively, with respect to tuberculosis, breast cancer and prostate cancer. In October 1998, SmithKline Beecham and the Company entered into a multi-field agreement which expanded the previous collaborations to include payment for work that is performed in additional programs in the following areas: (i) ovarian and colon carcinoma vaccine discovery and development programs and (ii) vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomitis and Chlamydia pneumoniae. The discovery phase of the expanded collaboration agreement also allows for the selection of one additional disease field to be agreed upon at a future date. The Company has also granted SmithKline Beecham an exclusive worldwide license to develop, manufacture, and sell vaccine products resulting from the Company's clinical program based on Her-2/neu for the treatment of breast and ovarian cancer as well as the Company's preclinical program based on Mammoglobin, a novel gene product associated with breast cancer. For certain of these disease areas, the Company granted SmithKline Beecham certain rights to develop, manufacture and sell passive immunotherapy products such as T cell or antibody therapeutics and therapeutic drug monitoring products. SmithKline Beecham has committed $43.6 million to fund work in such discovery programs through August 2002. For the quarter ended March 31, 1999, approximately 10% of Corixa's revenue has resulted from funds awarded through government grants. As of March 31, 1999, Corixa had total stockholders' equity of $35.3 million.

       Corixa has entered, and currently intends to continue to enter, into collaborative agreements early in the development process. Corixa believes that this active corporate partnering strategy enables the Company to maintain its focus on its fundamental strengths in vaccine discovery and research, capitalizes on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes Corixa's financing requirements. When entering into such corporate partnering relationships, Corixa seeks to cover its research and development expenses through research funding, milestone payments and collaboration agreement credit lines, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales.

        On September 15, 1998, the Company completed an acquisition of GenQuest, Inc., a Delaware corporation ("GenQuest"). Chinook Corporation, a Delaware corporation (formerly known as Chinook Acquisition Corporation) ("Chinook") was created to effect the merger with GenQuest. Pursuant to the terms set forth in the Agreement and Plan of Merger by and among the Company, Chinook and GenQuest, GenQuest merged with and into Chinook and the separate corporate existence of GenQuest ceased, with Chinook surviving as a wholly-owned subsidiary of Corixa. All significant intercompany balances and transactions have been eliminated in consolidation.

        On February 10, 1999, the Company completed an acquisition of Anergen, Inc., a Delaware corporation ("Anergen"). Pursuant to the terms set forth in the Agreement and Plan of Merger by and among the Company, Yakima Acquisition Corporation, a Delaware corporation (and a wholly-owned subsidiary of Corixa created to effect the merger with Anergen) ("Yakima') and Anergen, Inc., Anergen merged with and into Yakima and the separate corporate existence of Yakima ceased, with Anergen surviving as a wholly-owned subsidiary of Corixa. All significant intercompany balances and transactions have been eliminated in consolidation. Corixa's income statement for the period in which the acquisition of Anergen occurred includes a write-off of approximately $11.6 million, representing the values determined by management to be attributable to the in-process research and development assets associated with the technology acquired in acquisition of Anergen. This amount is allocated amongst two technology platforms, AnergiX and AnervaX, and disease related products. This represents the value ascribed to these programs by Corixa's management, based on the discounted cash flows management currently expects from the technologies acquired. The allocation of the purchase price is, however, still being finalized and may be subject to change. There can be no guarantee, however, that any particular acquired technology will result in a particular product or treatment or that any of the technologies acquired in the acquisition of Anergen will result in any products. See "Factors Affecting Future Results--Corixa's Integration of Operations and Scientific Cultures Related to Acquisitions May be Difficult and Lead to Adverse Affects."

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

       Corixa has experienced significant operating losses in each year since its inception. As of March 31, 1999, Corixa's accumulated deficit was approximately $50.7 million. Corixa may incur substantial additional operating losses over, at a minimum, the next several years. Such losses have been and may continue to be principally the result of various costs associated with Corixa's discovery, research and development programs, preclinical and clinical activities and the purchase of technologies or companies, such as the GenQuest and Anergen acquisitions. Substantially all of Corixa's revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Corixa's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that Corixa will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by Corixa. Therefore, Corixa's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.


RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Total Revenue

        Revenue increased to $3.1 million for the three months ended March 31,1999 from $2.8 million for the same period in 1998. This increase was primarily attributable to revenue recognition from the multi-field agreement with SmithKline Beecham, which consisted primarily of ongoing research and development revenue. Revenue of approximately $500,000 was recognized during the three months ended March 31, 1998 in conjunction with the then-existing collaboration agreement with GenQuest while no revenue was recognized in 1999 due the acquisition of GenQuest. Revenue under government grants received in 1999 was $306,000, an increase over the $171,000 received under government grants in 1998.

Research and Development Expenses

        Research and development expenses increased to $8.6 million for the three months ended March 31, 1999 from $5.9 million for the same period in 1998. The increase was primarily attributable to increased payroll and personnel expenses incurred as the Company hired additional research and development personnel, increased rent expense, patent and license fees, depreciation, increased purchases of laboratory supplies and the additional research and development expenses incurred by the Company's subsidiaries. Research and development expense of approximately $500,000 was recognized during the three months ended March 31, 1998 in conjunction with the then-existing collaboration agreement with GenQuest while no research and development expense was recognized in 1999 due the acquisition of GenQuest. In March 31, 1998, research and development expenses reflected a $333,000 charge associated with the termination of the Company's collaboration with CellPro, Incorporated. Corixa expects research and development expenses to increase in the future to support the expansion of its research and development activities.

General and Administrative Expenses

        General and administrative expenses increased to $590,000 for the three months ended March 31, 1999, from $547,000 for the same period in 1998. The increase was primarily due to the additive administrative expense incurred from Anergen offset by lower amortized deferred compensation expense associated with the grant of certain stock options. The Company expects general and administrative expenses to increase in the future to support the expansion of its business activities.

In-Process Research and Development

        For the three months ended March 31, 1999, in-process research and development expenses reflect the amount allocated to in-process technology acquired in the Anergen acquisition. There were no in-process research and development expenses incurred in the same period of 1998.

Interest Income

        Interest income decreased to $468,000 for the three months ended March 31, 1999 from $828,000 for the same period in 1998. The decrease for the three months ended March 31, 1999 resulted from lower average cash balances in such period in 1999 as compared to 1998. The 1998 cash balance was higher as a result of Corixa's initial public offering completed on October 2, 1997.

Interest Expense

        Interest expense increased to $202,000 for the three months ended March 31, 1999 from $147,000 for the same period in 1998. The increase for the three months ended March 31, 1999 resulted from higher loan and capital lease financing balances.

Other Income

        Other income decreased to $40,000 for the three months ended March 31, 1999 from $125,000 for the same period in 1998. The balance for 1999 includes sublease rent paid to the Company. 1998 includes other income of $102,000 and $23,000 for management and administrative agreements with GenQuest and sublease rent from IDRI, respectively. The Company provides services to IDRI with respect to administration, record keeping, personnel administrative and human resources as required by the agreements with IDRI. Similar services were performed under the GenQuest agreement, which ended upon the acquisition of GenQuest by Corixa.

Deferred Compensation

        Amortization of deferred compensation of approximately $251,000 and $482,000 was recorded in the three months ended March 31, 1999 and 1998, respectively. Deferred compensation represents the amortization of the difference between the exercise prices of options for 645,000 shares of Common Stock granted during the year ended December 31, 1997 and the deemed fair value of the Company's Common Stock on the grant dates. The remaining balance of $900,000 will be amortized over fiscal years 2000 and 2001 as the subject options vest.

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

LIQUIDITY AND CAPITAL RESOURCES

        Corixa has financed its operations primarily through the issuance of equity securities, collaborative agreements and debt instruments. The October 1997 initial public offering and preceding private placements of equity securities have provided Corixa with aggregate proceeds of approximately $61.1 million. Through March 31, 1999, Corixa recognized approximately $44.0 million of revenue under corporate partnerships and grants and has drawn $7.0 million on a bank loan and $5.0 million from credit lines under collaborative agreements. Through March 31, 1999 (since inception), Corixa's operations have used cash of approximately $11.5 million.

        Corixa has invested $8.1 million in property and equipment and has acquired an additional $4.6 million of equipment through capital lease financing since inception. Corixa expects capital expenditures to stabilize because the facility expansion was completed in the March 1999.

        During the three months ended March 31, 1999, net cash provided by Corixa's operations was $3.0 million, compared to net cash used of $2.3 million in 1998. The positive net change in cash from operations was primarily due to advance payments received under collaborative agreements. Investing activities used $3.6 million, compared to $9.7 million over the same period in 1998 primarily due to lower cash invested in marketable securities. As of March 31, 1999, Corixa had approximately $46.4 million in cash, cash equivalents and securities available-for-sale compared to $45.1 million at December 31, 1998. Working capital decreased to $33.5 million at March 31, 1999 from $42.5 million at December 31, 1998.

        Corixa believes that its existing capital resources, committed payments under its existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund its current and planned operations until at least June 2000. There is, however, no assurance such sources of capital will be sufficient for such period of time. Corixa intends to enter into additional corporate collaborations that will provide funding for all or a part of Corixa's research and development activities. Corixa's future capital requirements will depend on many factors, including, among others, continued scientific progress in its discovery, research and development programs; the magnitude and scope of these activities; the ability of Corixa to maintain existing, and enter into additional, corporate partnerships and licensing arrangements; the costs involved in potential acquisitions of additional companies; progress with preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of acquiring companies with complementary technology; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the potential need to develop, acquire or license new technologies and products and other factors not within Corixa's control. Corixa intends to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings, and capital lease transactions. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, Corixa may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on Corixa's business, financial condition and results of operations.

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

        There are Uncertainties Related to Corixa's Technology and Product Development. Corixa's technological approach to the development of therapeutic and prophylactic vaccines and other immunotherapeutic products for cancers and certain infectious and autoimmune diseases is unproven in humans. Products based on Corixa's technologies are currently in the discovery, preclinical or early clinical investigation stages, and to date, neither Corixa nor any of its corporate partners have concluded any clinical trials that incorporate Corixa's proprietary microsphere delivery systems or its proprietary adjuvants. In addition, neither Corixa nor any other Company has successfully commercialized any therapeutic vaccines for cancer or infectious or autoimmune diseases targeted by Corixa. Corixa may not be able to successfully develop effective vaccines for such diseases in a reasonable time frame, if ever, and such vaccines may not be capable of being commercialized. In addition to its internal development programs, Corixa in-licenses and acquires technologies to enhance its product pipeline. Any in-licensed technologies or technologies acquired as a result of the GenQuest or Anergen merger or otherwise may not prove to be effective or may not result in the successful development of commercial products.

        A majority of Corixa's programs are currently in the discovery stage or in preclinical development. Only six of Corixa's therapeutic vaccine products have advanced to Phase I clinical trials. Corixa's vaccines have not been demonstrated to be safe and effective in clinical settings. Corixa's programs may not move beyond their respective current stages of development. Assuming Corixa's research does advance, certain preclinical development efforts will be necessary to determine whether any product is safe to enter clinical trials. Under certain of Corixa's existing corporate partnerships, the respective corporate partner has primary responsibility for the clinical development of a product. Any such corporate partner may not pursue clinical development in a timely or effective manner, if at all. If such a product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it may be, and in the case of vaccine products will be, subjected to a multi-phase, multi-center clinical studies to determine its safety and efficacy. It is difficult to predict the number or extent of clinical trials required or the period of mandatory patient follow-up. Assuming clinical trials of any product are successful and other data are satisfactory, Corixa or its applicable corporate partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years, and the FDA may not approve Corixa's or its corporate partner's application or may require additional clinical trials or other data prior to approval. Furthermore, even if regulatory approval is ultimately obtained, delays in the approval process could have a material adverse effect on Corixa's business, financial condition and results of operations. In addition, Corixa may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to market successfully such products.

        Corixa is Dependent on Existing and Future Corporate Partnerships. The success of Corixa's business strategy is largely dependent on its ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may exist as a result of this strategy. Corixa has established significant relationships with various corporate partners as of March 31, 1999. For example, in October 1998 Corixa entered into a strategic collaboration and license agreement with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, Chlamydia trachomatis infection, Chlamydia pneumoniae infection, breast cancer, prostate cancer, ovarian cancer and colon cancer. Corixa derived 90% and 94% of its revenues during the three-month period ended March 31, 1999 and March 31, 1998, respectively, from research and development and other funding under its existing corporate partnerships. The termination of any of these corporate partnerships would have a material adverse effect on Corixa's business, financial condition and results of operations. Certain of Corixa's corporate partners have entered into agreements granting them options to license certain aspects of Corixa's technology. Any such corporate partner may not exercise its option to license such technology. Corixa has also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating Corixa's proprietary antigen technology. Any such diagnostic corporate partnership may not ever generate significant revenues. Furthermore, Corixa is currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of Corixa's technologies. However, due in part to the early stage of Corixa's technologies, the process of establishing corporate partnerships is difficult and time-consuming and involves significant uncertainty. Such discussions may not lead to the establishment of any new corporate partnership on favorable terms, or at all. If established, any such corporate partnership may not result in the successful development of Corixa's products or the generation of significant revenues.

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

        Corixa's Stockholders Face Potential Significant Dilution. Corixa's stockholders experienced substantial dilution as a result of issuance of 12,500 shares of Corixa Series A Preferred Stock to Castle Gate, L.L.C. in connection with the equity line of credit established on April 8, 1999 and subsequent conversion of such shares. Additional dilution may also occur upon future issuances of Series A Preferred Stock to Castle Gate, L.L.C. under the equity line of credit and upon exercise, if at all, of outstanding options and warrants to purchase Corixa Common Stock assumed by Corixa in the merger with Anergen and of warrants issued to Castle Gate, L.L.C. Additionally, if Corixa elects to put the sale of shares of Corixa Common Stock to SmithKline Beecham under the multi-field agreement, Corixa will issue additional shares of its Common Stock to SmithKline Beecham, which issuance will result in additional dilution to Corixa's stockholders. See "Part I--Note 7 to Notes to Unaudited Consolidated Financial Statements."

        Corixa's Integration of Operations and Scientific Cultures Related to Acquisitions May Be Difficult and Lead to Adverse Effects. Corixa believes that the mergers with GenQuest and Anergen will result in long-term benefits. These anticipated benefits will depend in part on whether the companies can integrate their operations in an efficient and effective manner. This may not occur. Integrating distinctive operations and scientific cultures will be a complex, time consuming and expensive process, in addition to the resulting direct and indirect transaction costs. Successful integration requires integration of the companies' respective research efforts and scientific cultures and coordination of the companies' respective business development efforts. This integration may not be accomplished smoothly or successfully. The diversion of the attention of management and any difficulties encountered in the process of combining operations could cause the interruption of, or a loss of momentum in, Corixa's business activities. Furthermore, there could be a material adverse effect on employee morale and on the ability of Corixa to retain key scientific and managerial personnel. Combining operations may be more difficult because of the necessity to consolidate geographically separate facilities. If Corixa has difficulty integrating the operations of Anergen and GenQuest into Corixa, a material adverse effect may result on Corixa's business, operating results and financial condition. In addition, failure to achieve synergies may lead to a decline in Corixa's stock price.

        Corixa May Not Manage Its Growth Successfully or Integrate Successfully Potential Future Acquisitions. In the future, Corixa may make additional acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks and strains, including difficulties in assimilating acquired operations and scientific cultures, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or strategic relationships of acquired entities. Corixa may not be able to effectively manage growth, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operation. Additionally, Corixa may be unsuccessful in acquiring any further companies, products or technologies. Such failure may have a material adverse affect on the Company's business, financial condition and results of operations.

        Corixa is Dependent on In-Licensed Technology. Corixa's success is also dependent on its ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to the development and commercialization of Corixa's products. Corixa is party to various license agreements that give it rights to use certain technologies in its and its corporate partners' discovery, research, development and commercialization activities. Disputes may arise as to the inventorship and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by Corixa and its licensors or scientific collaborators. Additionally, many of Corixa's in-licensing agreements contain milestone-based termination provisions. Corixa's failure to meet any significant milestones in a particular agreement could allow the licensor to terminate such agreement. There can be no assurance that Corixa will be able to negotiate additional license agreements in the future on acceptable terms, if at all, that any of its current license agreements will not be terminated, and it may not be able to maintain the exclusivity of its exclusive licenses. In the event Corixa is unable to obtain or maintain licenses to technology advantageous or necessary to Corixa's business, Corixa and its corporate partners may be required to expend significant time and resources to develop or in-license similar technology. Corixa and its corporate partners may not be successful in this regard. If Corixa cannot acquire or develop necessary technology, it may be prevented from commercializing certain of its products. Any such event would have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa is Dependent on Proprietary Technology and Its Patent Protection Is Uncertain. Corixa's success will depend in part on its ability and that of its corporate partners to obtain and enforce their respective patents and maintain trade secrets, both in the United States and in other countries. As of March 31, 1999, Corixa owned or had licensed 52 issued United States patents that expire at various times between December 2004 and August 2016, and 152 pending United States patent applications. Corixa, its corporate partners or its licensors may not have or may not develop or obtain rights to products or processes that are patentable. Patents may not issue from any of the pending applications owned or licensed by Corixa or its corporate partners. Any claims allowed may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to Corixa or its corporate partners. Corixa has licensed certain patent applications from SRI related to Corixa's microsphere encapsulation technology, one of which is currently the subject of an opposition proceeding before the European Patent Office. SRI may not prevail in this opposition proceeding and patents may not issue in Europe related to such technology. In addition, through its acquisition of Anergen, Corixa assumed responsibility for a currently pending opposition proceeding directed toward a third party European patent. There is no guarantee Corixa will prevail in this opposition proceeding. Also, Corixa's or its corporate partners' current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented, or the rights granted thereunder may not provide proprietary protection or competitive advantages to Corixa. Patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain foreign countries are not generally published until many months or years after they are filed. Publication of technological developments in the scientific and patent literature often occurs long after the date of such developments. Accordingly, Corixa cannot be certain that it or one of its corporate partners was the first to invent the subject matter covered by any patent application or that it or one of its corporate partners was the first to file a patent application for any such invention.

        Patent law relating to the scope and enforceability of claims in the fields in which Corixa operates is still evolving. The patent positions of biotechnology and biopharmaceutical companies, including Corixa, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. For example, there is substantial uncertainty regarding the potential for patent protection for gene fragments or genes without known function or correlation with specific diseases. The degree of future protection for Corixa's proprietary rights, therefore, is highly uncertain. In this regard, independent patents may not issue from each of the 152 pending United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. In addition, there may be issued patents and pending applications owned by others directed to technologies relevant to Corixa's or its corporate partners' research, development and commercialization efforts. Corixa's or its corporate partners' technology may not be able to be developed and commercialized without a license to such patents. Also, such patent applications may be granted priority over patent applications filed by Corixa or one of its corporate partners.

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

        Clinical Results of Acquired Technology May Not Be Reproducible. Clinical results from trials of companies acquired or from technology acquired through in-licensing may not be reproducible by the Company. As a result, the Company may not realize the expected value from the acquired company or technology. Inability to reproduce such clinical results could have a material adverse effect on Corixa's business, financial condition and results of operations.

        Corixa Has a History of Operating Losses. Corixa has experienced significant operating losses in each year since its inception on September 8, 1994. As of March 31, 1998, Corixa's accumulated deficit was approximately $50.7 million. Corixa may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with Corixa's discovery, research and development programs, preclinical studies and clinical activities. Substantially all of Corixa's revenues to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Corixa's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. Corixa may not be able to achieve consistent profitability. In addition, payments under corporate partnerships and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by Corixa. Therefore, Corixa's results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

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

    -   the potential to acquire additional companies;

    - the potential need to develop, acquire or license new technologies and products; and

    -   progress with preclinical studies and clinical trials;

    -   the time and costs involved in obtaining regulatory approvals;

    - the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

    -   other factors not within the Company's control.

        The Company intends to seek such additional funding through corporate partnerships, public or private equity or debt financings and capital lease transactions. Additional financing, however, may not be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. If sufficient capital is not available, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its discovery, research or development programs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Corixa believes that following the Anergen merger, the Company's existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equipment financing and interest income will be sufficient to fund the Company's current and planned operations over at least the next 12 months. Such funds, however, may not be sufficient to meet the capital needs of the Company. In addition, a substantial number of the payments to be made by Corixa's corporate partners and other licensors are dependent upon the achievement by Corixa of development and regulatory milestones. Failure to achieve such milestones would have a material adverse effect on the Company's future capital needs.

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

        Corixa Faces Intense Competition. The biotechnology and biopharmaceutical industries are intensely competitive. Several biotechnology and biopharmaceutical companies, as well as certain research organizations, currently engage in, or have in the past engaged in, efforts related to the development of vaccines for the treatment and prevention of cancers and various infectious diseases, as well as the development of diagnostic products for infectious disease indications. Many companies, including Corixa's corporate partners as well as academic and other research organizations, are also developing alternative therapies to treat cancers, infectious diseases and autoimmune diseases and in this regard compete with Corixa. Moreover, technology controlled by third parties that may be advantageous to Corixa's business may be acquired or licensed by competitors of Corixa, thereby preventing Corixa from obtaining such technology on favorable terms, or at all.

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

        Corixa is also subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, the environment and the use and disposal of hazardous substances used in connection with Corixa's discovery, research and development work, including radioactive compounds and infectious disease agents. In addition, Corixa cannot predict the extent of government regulations or the impact of new governmental regulations which might have an adverse effect on the discovery, development, production and marketing of Corixa's products. Corixa may be required to incur significant costs to comply with current or future laws or regulations. Corixa may be adversely affected by the cost of such compliance.

        Corixa Faces Product Liability Exposure and Potential Unavailability of Insurance. Corixa risks financial exposure to product liability claims in the event that the use of products developed by it or its corporate partners, if any, results in personal injury. Corixa may experience losses due to product liability claims in the future. Corixa has obtained limited product liability insurance coverage. Such coverage, however, may not be adequate or may not continue to be available in sufficient amounts or at an acceptable cost, or at all. Corixa may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, product recalls or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may have a material adverse effect on Corixa's business, financial condition and results of operations.

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

    - Announcements regarding financing obtained by Corixa, such as the equity line of credit with Castle Gate, L.L.C.;

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

        On April 8, 1999, the Company entered into an agreement with Castle Gate, L.L.C. to provide Corixa with a two-year equity line of credit of up to $50 million. Upon the execution of this agreement, the Company consummated an initial draw-down under the equity line of credit of $12.5 million and issued Castle Gate 12,500 shares of Series A Preferred Stock at a purchase price of $1,000 per share and warrants to purchase an aggregate of up to 1,037,137 shares of Corixa Common Stock. The conversion price for such shares of Series A Preferred Stock is $8.50 per share. Warrants to purchase 312,500 shares have an exercise price of $8.50 per share and warrants to purchase 724,637 shares have an exercise price of $8.28 per share. The Company may use funds obtained pursuant to the equity line of credit for expenses associated with various technology or company acquisitions.

        The Series A Preferred Stock may be converted at the option of Castle Gate, L.L.C. at any time following the issuance thereof, and shares of Series A Preferred Stock that have been outstanding for at least four years will be converted into Common Stock automatically on the fourth anniversary or any subsequent of the issuance of such shares in the event Castle Gate, L.L.C. would receive a specified return on its equity investment. Additionally, any shares of Series A Preferred Stock that have not been converted previously will be converted automatically on the seven-year anniversary of the initial issuance of such shares of Series A Preferred Stock. The warrants are immediately exercisable.

        The Series A Preferred Stock and warrants issued to Castle Gate, L.L.C. were sold as a self-managed private placement and are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. However, pursuant to a registration rights agreement entered into between the Company and Castle Gate, L.L.C. in connection with the equity line of credit, the Company has committed to register the underlying shares of Common Stock for resale after certain conversions of the Series A Preferred Stock. See "Part I--Note 7 to Notes to Unaudited Consolidated Financial Statements" for additional information with respect to the Company's agreement with Castle Gate, L.L.C.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.        OTHER INFORMATION.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    See Index to Exhibits.

               (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

Index to Exhibits for Form 10-Q for the quarter ended March 31, 1999

(a)      The following documents are filed as part of this report:

         (1) Consolidated Balance Sheets as of March 31, 1999 (unaudited), and December 31, 1998. Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 1999 and 1998. Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 1999 and 1998. Notes to the unaudited Consolidated Financial Statements.

         (2)   Financial Statement Schedules
               All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)   Index to Exhibits for Form 10-Q for the quarter ended March 31,
               1999

Exhibit
No.                            Exhibit Description                                        Page
-------                        -------------------                                        ----
2.01        Agreement and Plan of Reorganization dated December 11, 1998 by and among the Registrant, Yakima Acquisition Corporation and Anergen,
            Inc. Registrant agrees to furnish supplementally to the Commission
            upon request a copy of any omitted schedule.                                  (G)
2.02        Form of Certificate of Merger between Yakima Acquisition
            Corporation and Anergen, Inc.                                                 (G)
 2.1        Agreement and Plan of Merger dated June 22, 1998 by and among the
            Registrant, Chinook Acquisition Corporation and Chinook, Inc.
            Registrant agrees to furnish supplementally to the Commission upon
            request a copy of any omitted schedule.                                       (E)
 2.2        Form of Certificate of Merger between Chinook Acquisition
            Corporation and GenQuest, Inc.                                                (E)
 3.1        Amended and Restated Certificate of Incorporation of Corixa
            Corporation.                                                                  (A)
 3.2        Bylaws of Corixa Corporation.                                                 (A)
 4.1        Amended and Restated Investors' Rights Agreement dated as of
            May 10, 1996 between Corixa Corporation and certain holders of its
            capital stock.                                                                (A)
10.1        1994 Amended and Restated Stock Option and Restricted Stock Plan and
            forms of stock purchase and stock option agreement.                           (A)
10.2        1997 Directors' Stock Option Plan and form of stock option agreement.         (A)
10.3        1997 Employee Stock Purchase Plan and form of subscription agreement.         (A)
10.4        Corixa Corporation 401(k) Savings & Retirement Plan.                          (A)
10.5        Form of Indemnification Agreement.                                            (A)
10.6        Lease Agreement dated October 28, 1994 and amended December 29, 1995
            between Corixa Corporation and Fred Hutchinson Cancer Research Center.        (A)
10.7        Amendment No. 2 , dated September 25, 1998, to the Lease Agreement dated May 31, 1996 between Corixa Corporation and Alexandria Real
            Estate Equities.                                                              (F)
10.8+       Multi-Field Vaccine Discovery Collaboration and License Agreement
            between Corixa Corporation and SmithKline Beecham, dated
            September 1, 1998.                                                            (H)
10.9+       Licensing Agreement between Corixa Corporation and Dana-Farber
            Cancer Institute, Inc., dated January 1, 1995.                                (A)
10.11+      Amendment No. 1, dated September 29, 1997, to the Licensing
            Agreement, dated January 1, 1995, by and between Corixa  Corporation
            and Dana-Farber Cancer Institute, Inc.                                        (D)

10.12       Amendment No. 2, dated July 31, 1998, to the Licensing Agreement, dated January 1, 1995, by and between Corixa Corporation and
            Dana-Farber Cancer Institute, Inc.                                            (B)
10.13+      Amended and Restated Research Services and Intellectual Property
            Agreement effective as of January 1, 1997 by and between Corixa
            Corporation and the Infectious Disease Research Institute.                    (A)
10.14+      Amendment No. 1 to License Agreement dated April 30, 1997
            by and among Corixa Corporation, Southern Research Institute and
            University of Alabama at Birmingham Research Foundation.                      (A)
10.15       Confirmation Letter, Purchase of $7,000,000 Loan Facility, dated
            August 21, 1998 to Corixa Corporation from Banque Nationale de Paris.         (F)
10.16       Assignment and Assumption Agreement, dated August 21, 1998, by and
            Among Sumitomo Bank, Limited, Sumitomo Bank of New York Trust
            Corporation, Corixa Corporation, Well Fargo Bank, N.A., Banque
            Nationale de Paris, and Bank of The West Trust and Investment
            Services Division.                                                            (F)
10.17++     Research agreement between Corixa Corporation and the Infectious
            Disease Research Institute, dated March 26, 1999
10.18       Certificate of Designation of Corixa Corporation                              (I)
10.19++     Equity Line of Credit and Securities Purchase Agreement between
            Corixa Corporation and Castle Gate, L.L.C. dated April 8, 1999                (I)
10.20++     Registration Rights Agreement between Corixa Corporation and Castle
            Gate, L.L.C. dated April 8, 1999                                              (I)
10.21++     Standstill Agreement between Corixa Corporation and Castle Gate,
            L.L.C. dated April 8, 1999                                                    (I)
10.22++     Warrant Number CG-1 issued by Corixa Corporation to Castle Gate,
            L.L.C. on April 8, 1999                                                       (I)
10.23++     Warrant Number CG-2 issued by Corixa Corporation to Castle Gate,
            L.L.C. on April 8, 1999                                                       (I)
10.24++     Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. upon the occurrence of certain events in accordance with the terms of the Equity Line of Credit and
            Securities Purchase Agreement                                                 (I)
10.25++     Form of Warrant Number CG-4 to be issued by the Registrant to
            Castle Gate, L.L.C. upon the occurrence of certain events in accordance with the terms of the Equity Line of Credit and
            Securities Purchase Agreement                                                 (I)
27.1        Financial Data Schedule

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

  (F) Incorporated herein by reference to the Company's Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

  (G) Incorporated herein by reference to the Company's Form S-4 (File No. 333-69679), filed with the Commission on January 12, 1999.

  (H) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on October 28, 1998.

  (I) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

    +    Confidential treatment granted by order of the SEC.

   ++    Confidential treatment requested



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORIXA CORPORATION


May 05, 1999                            By:  /s/ MICHELLE BURRIS
--------------------------                   -----------------------------------
DATE                                         Michelle Burris
                                             Vice President and
                                             Chief Financial Officer