Form 10-Q
period 1999-06-30
CORIXA CORP
filed 1999-08-09
CIK 1042561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                        1124 COLUMBIA STREET, SUITE 200
                             SEATTLE, WA 98104-2040
                                 (206) 754-5711
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]

     As of June 30, 1999, there were approximately 14,720,477 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CORIXA CORPORATION

                                     INDEX

                                                              PAGE
                                                              ----
                  PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheets as of June 30, 1999
        (unaudited) and December 31, 1998...................    3
         Consolidated Statements of Operations (unaudited)
        for the three months ended June 30, 1999 and 1998
        and the six months ended June 30, 1999 and 1998.....    4
         Consolidated Statements of Cash Flows (unaudited)
        for the six months ended June 30, 1999 and 1998.....    5
         Notes to Unaudited Consolidated Financial
        Statements..........................................    6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   13

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   30
Item 2. Changes in Securities and Use of Proceeds...........   30
Item 3. Defaults Upon Senior Securities.....................   31
Item 4. Submission of Matters to a Vote of Security
        Holders.............................................   32
Item 5. Other Information...................................   32
Item 6. Exhibits and Reports on Form 8-K....................   32
SIGNATURES..................................................   34

                               CORIXA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  6,459        $  9,098
  Securities available-for-sale.............................      49,633          36,043
  Accounts receivable (including $148 and $161 receivable
     from an affiliated company at June 30, 1999 and
     December 31, 1998, respectively).......................       2,523           3,449
  Interest receivable.......................................         818             567
  Prepaid expenses..........................................       1,110             516
                                                                --------        --------
          Total current assets..............................      60,543          49,673
Property and equipment, net.................................       9,990           8,831
Investments.................................................       3,591           2,544
Deferred charges and deposits...............................         159             136
                                                                --------        --------
          Total assets......................................    $ 74,283        $ 61,184
                                                                ========        ========
Current liabilities:
  Accounts payable and accrued liabilities..................    $  4,664        $  4,368
  Deferred revenue..........................................      10,498             100
  Current portion of obligations............................       3,177           2,697
                                                                --------        --------
          Total current liabilities.........................      18,339           7,165
Commitments.................................................          --              --
Long-term obligations, less current portion.................      12,478          11,835
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
     Authorized shares -- 10,000,000 (1999 and 1998)
     Issued and outstanding shares -- 12,500 in 1999........          --              --
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 14,720,477 in 1999 and
      13,400,895 in 1998....................................          15              13
  Additional paid-in capital................................      94,012          76,539
  Common stock warrants.....................................       5,269              --
  Deferred compensation.....................................        (726)         (1,180)
  Accumulated comprehensive income..........................        (435)             90
  Accumulated deficit.......................................     (54,669)        (33,278)
                                                                --------        --------
          Total stockholders' equity........................      43,466          42,184
                                                                --------        --------
          Total liabilities and stockholders' equity........    $ 74,283        $ 61,184
                                                                ========        ========

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Revenue:
  Collaborative agreements.........................  $ 5,583    $ 2,763    $  8,411    $ 5,389
  Government grants................................      437        314         743        485
                                                     -------    -------    --------    -------
          Total revenue............................    6,020      3,077       9,154      5,874
Operating expenses:
  Research and development.........................   10,039      7,007      18,663     12,900
  General and administrative.......................    1,155        622       1,745      1,169
  In-process research and development..............       --         --      11,612         --
                                                     -------    -------    --------    -------
          Total operating expenses.................   11,194      7,629      32,020     14,069
                                                     -------    -------    --------    -------
Loss from operations...............................   (5,174)    (4,552)    (22,866)    (8,195)
Interest income....................................      928        784       1,396      1,613
Interest expense...................................     (190)      (177)       (392)      (324)
Other income.......................................      431        125         471        250
                                                     -------    -------    --------    -------
Net loss...........................................   (4,005)    (3,820)    (21,391)    (6,656)

Preferred stock dividend...........................   (5,685)        --      (5,685)        --
                                                     -------    -------    --------    -------
Net loss applicable to common stockholders.........  $(9,690)   $(3,820)   $(27,076)   $(6,656)
                                                     =======    =======    ========    =======

Basic and diluted loss per share (Note 2 and 6)....  $ (0.66)   $ (0.32)   $  (1.88)   $ (0.56)
                                                     =======    =======    ========    =======
Shares used in computation of basic and diluted net
  loss per share applicable to common
  stockholders.....................................   14,683     11,793      14,398     11,785
                                                     =======    =======    ========    =======

                               CORIXA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
OPERATING ACTIVITIES
Net loss....................................................   $(21,391)       $ (6,656)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  In-process research and development.......................     11,612              --
  Amortization of deferred compensation.....................        454             867
  Depreciation and amortization.............................      1,403             712
  Equity instruments issued in exchange for technology and
     services...............................................         81              87
  Write-off of warrant receivable...........................         --             489
  Changes in certain assets and liabilities:
     Accounts receivable....................................        926            (164)
     Interest receivable....................................       (251)           (656)
     Prepaid expenses.......................................       (537)           (111)
     Deferred charges and deposits..........................         13            (268)
     Accounts payable and accrued expenses..................     (1,230)            410
     Deferred revenue.......................................      9,949            (597)
                                                               --------        --------
  Net cash provided by (used in) operating activities.......      1,029          (5,887)
INVESTING ACTIVITIES
Purchases of securities available-for-sale..................    (35,147)        (67,832)
Proceeds from maturities of securities available-for-sale...     11,991          40,380
Proceeds from sale of securities............................      9,041          13,863
Purchases of property and equipment.........................     (1,615)         (1,061)
Ribi preacquisition cost....................................       (100)             --
Investment in Immgenics.....................................     (1,250)             --
Net cash received in Anergen acquisition....................        469              --
                                                               --------        --------
Net cash used in investing activities.......................    (16,611)        (14,650)
FINANCING ACTIVITIES
Principal payments on capital leases........................       (564)           (500)
Principal payments made on long term obligations............     (1,147)
Net proceeds from issuance of preferred stock...............     12,500              --
Net proceeds from issuance of common stock..................        154              19
Proceeds from long term obligations.........................      2,000           6,000
Payments on receivables for warrants........................         --             163
                                                               --------        --------
Net cash provided by financing activities...................     12,943           5,682
Net decrease in cash and cash equivalents...................     (2,639)        (14,855)
Cash and cash equivalents at beginning of period............      9,098          16,458
                                                               --------        --------
Cash and cash equivalents at end of period..................   $  6,459        $  1,603
                                                               ========        ========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................   $    329        $    235
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING, AND
  FINANCING ACTIVITIES
Common stock issued -- Anergen acquisition..................   $  8,664        $     --
Assets acquired pursuant to capital leases..................         --             308
Equity instruments issued in exchange for technology and
  services..................................................         81              87
Equity instruments issued to relieve acquisition related
  debt......................................................      1,500              --

                               CORIXA CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Corixa Corporation is focused on the discovery and early clinical development of vaccines and other antigen-based products useful in preventing, treating or diagnosing cancer and certain infectious diseases as well as immunotherapeutic products for the treatment of certain autoimmune diseases.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Corixa Corporation (Corixa or the Company) include the accounts of its wholly-owned subsidiaries, Chinook Corporation and Anergen, Inc., both Delaware corporations. Pursuant to the terms set forth in the Agreement and Plan of Merger by and among the Company, Yakima Acquisition Corporation (a wholly-owned subsidiary of Corixa created to effect the merger with Anergen) (Yakima) and Anergen, Inc., Anergen merged with and into Yakima and the separate corporate existence of Yakima ceased, with Anergen surviving as a wholly-owned subsidiary of Corixa. These statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

SECURITIES AVAILABLE-FOR-SALE

     The Company's investment portfolio is classified as available-for-sale. The Company's main investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. The Company invests primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.

                               CORIXA CORPORATION

MANAGEMENT OF CREDIT RISK

     The Company is subject to concentration of credit risk, primarily from its investments. Credit risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

REVENUE

     Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding, technology access payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of related obligations. Revenue from ongoing research and development payments is recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments will be recognized as earned. Advance payments received under any agreements in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. The Company recognized 92% of its revenue during the six-month period June 30, 1999 and for the same period in 1998, respectively, from collaborative partners.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

 2. EARNINGS PER SHARE

     Corixa adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," in 1997. SFAS No. 128 requires the calculation and presentation of "Basic" and "Diluted" earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and preferred stock. Since Corixa reports a net loss, diluted earnings per share is the same as basic earnings per share because the effect of outstanding stock options, stock warrants and preferred stock being added to weighted average shares outstanding would reduce the loss per share. Therefore, outstanding stock options, stock warrants and preferred stock are not included in the calculation.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Laboratory equipment........................................  $ 5,888       $ 4,985
Computers and office equipment..............................    2,816         2,182
Leasehold improvements......................................    6,107         4,111
Manufacturing equipment.....................................      103             0
Construction in progress....................................        0         1,099
                                                              -------       -------
                                                               14,914        12,377
Accumulated depreciation and amortization...................   (4,924)       (3,546)
                                                              -------       -------
          Total property and equipment......................  $ 9,990       $ 8,831
                                                              =======       =======

                               CORIXA CORPORATION

 4. COMPREHENSIVE LOSS

     For the three and six months ended June 30, 1999 and 1998, the Company's comprehensive loss was as follows (in thousands):

                                             FOR THE THREE MONTHS ENDED,       FOR THE SIX MONTHS ENDED
                                             ----------------------------      ------------------------
                                              JUNE 30,          JUNE 30,       JUNE 30,       JUNE 30,
                                                1999              1998           1999           1999
                                             ----------        ----------      ---------      ---------
Net loss...................................    $(4,005)          $(3,820)      $(21,391)       $(6,656)
Other comprehensive income:
  Unrealized holding gain (losses) arising
     during period.........................       (575)               15           (525)           (22)
                                               -------           -------       --------        -------
          Total comprehensive loss.........    $(4,580)          $(3,805)      $(21,916)       $(6,678)
                                               =======           =======       ========        =======

 5. BUSINESS COMBINATIONS

ACQUISITION OF GENQUEST

     On September 15, 1998, the Company acquired all of the outstanding shares of common stock of GenQuest, Inc. GenQuest is a development stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon, and ovarian cancer. While at the time of acquisition no program was at a stage beyond very early research, each identified program had specific objectives and data supporting its intended purpose in the field of oncology. Prior to the acquisition, Corixa was a stockholder in GenQuest. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $12.4 million, which consisted of 1,063,695 shares of Corixa common stock, with a market value of approximately $7.3 million, approximately $4.5 million in cash, and approximately $600,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $12.0 million, and this amount was allocated to in-process research and development during the third quarter of 1998. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Acquired in-process research and development................  $12,021
  Assets acquired...........................................    1,083
  Liabilities assumed.......................................     (662)
                                                              -------
          Total purchase price..............................  $12,442
                                                              =======

     The fair value assigned to each of the significant products as well as their expected costs and time to complete are expressed in the following chart.

                                                                   COSTS TO
                                                     FAIR VALUE    COMPLETE      YEARS TO
                      PRODUCT                         ($000'S)     ($000'S)      COMPLETE
                      -------                        ----------    --------    ------------
Diagnostic Products................................    $6,500        $524      1 to 5 years
Drug Screening.....................................     4,200         340      1 to 5 years
All Others.........................................     1,300         107      1 to 2 years

     The estimated cash outlays for the completion of the in-process research and development (IPR&D) technology are expected to increase as potential products move through the Food and Drug Administration (FDA) approval process. These potential products were analyzed as if licensed to a large pharmaceutical partner for production with the partner paying for future clinical development costs. Corixa is actively engaged

                               CORIXA CORPORATION
in discussions with potential partners and partner collaborations are anticipated to be made in 1999, with additional collaborations made through 2003.

ACQUISITION OF ANERGEN

     On February 10, 1999, the Company acquired all of the outstanding shares of common stock of Anergen. Anergen is a biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $9.6 million, which consisted of 1,058,031 shares of Corixa common stock, with a market value of approximately $8.7 million, approximately $200,000 in cash, and approximately $700,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $11.6 million, and this amount was allocated to in-process research and development during the first quarter of 1999. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Acquired in-process research and development................  $11,612
  Assets acquired...........................................    1,684
  Liabilities assumed.......................................   (3,663)
                                                              -------
  Total purchase price......................................  $ 9,633
                                                              =======

     For each of the above acquisitions, acquired IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; products sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rates utilized to discount projected cash flows were 38% to 55% for in-process technologies used depending upon the relative risk of each in-process technology and were based primarily on venture capital rates of return and the weighted average cost of capital for Corixa at the time of acquisition.

     All of the foregoing estimates and projections regarding the GenQuest and Anergen acquisitions were based on assumptions Corixa believed to be reasonable at the time of the acquisitions, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, the business, operating results, and financial condition of Corixa may be adversely affected. As of the date of each acquisition, Corixa concluded that once completed, the technologies under development can only be economically used for its specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the Company fails in its efforts, no alternative economic value will result. If the projects fail, the economic contribution expected to be made by the in-process research and development will not materialize. The risk of untimely completion includes the risk that alternative vaccines, immunotherapeutics, or diagnostics will be developed by competitors. See Factors Affecting Future Results -- "Our Technology and Product Development Are Unproven."

     The following table reflects unaudited consolidated pro forma results of operations for the six months ended June 30, 1999 which give effect to the Anergen acquisition as if it had occurred on January 1, 1999 and for the six months ended June 30, 1998 which give effect to the Anergen acquisition and GenQuest acquisition as if each had occurred on January 1, 1998. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning

                               CORIXA CORPORATION
of the respective periods. The following pro forma information does not include the one-time charges for purchased in-process research and development or other transaction-related costs relating to the acquisition of Anergen (in thousands):

                                                              FOR THE SIX MONTHS ENDED,
                                                              --------------------------
                                                               JUNE 30,        JUNE 30,
                                                                 1999            1998
                                                              ----------      ----------
Revenue.....................................................   $  9,286        $  7,746
Net loss....................................................   $(10,882)       $(11,345)
Basic and diluted net loss per share........................   $  (0.74)       $  (0.82)

RIBI IMMUNOCHEM RESEARCH, INC.

     In June 1999, Corixa announced that it had signed a definitive agreement to acquire all outstanding shares of Ribi ImmunoChem Research, Inc. (Ribi). Ribi, a Hamilton, Montana-based biopharmaceutical company founded in 1981, focuses on developing novel agents that modulate the human immune response to prevent or treat certain diseases including cancer, infectious diseases and cardiovascular injury. The acquisition of Ribi is subject to certain customary closing conditions, including the approval of the merger by the stockholders of Corixa and Ribi. Once the closing conditions are met, including receipt of Ribi and Corixa stockholder approval, this transaction will be accounted for as a purchase valued at approximately $58.3 million of which a portion of the balance will be paid in approximately 4,279,672 shares of Corixa common stock to the Ribi stockholders which includes approximately 670,000 shares of Corixa common stock that may be issued as a result of the redemption or conversion of Ribi Series A preferred stock into Ribi common stock, prior to the effective date of the merger. If the shares are not redeemed or converted, approximately $7.9 million will be paid by Corixa to Ribi to be used for the assumed $8.9 million redemption of Ribi Series A preferred stock. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed, acquired in-process research and development, identifiable intangible assets and purchased goodwill, if any. Acquired in-process research and development for the merger is being evaluated utilizing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which at the effective time of the merger, will not yet have reached technological feasibility. Through June 30, 1999, Corixa has incurred approximately $591,000 in pre-acquisition costs associated with this transaction.

 6. STOCKHOLDERS' EQUITY

  Preferred Stock

     On April 9, 1999 Corixa announced that it had entered into an agreement (Agreement) with Castle Gate, L.L.C., a Northwest investment partnership focusing primarily on health care and biomedical companies (Castle Gate), to provide Corixa with an equity line of credit of up to $50 million. Under the Agreement, Castle Gate is obligated to provide the equity line of credit to the Company for a period of two years. The Company may draw down funds pursuant to the equity line of credit at its sole option and may use such funds for expenses associated with the research and development of various technologies or company acquisitions. When funds are drawn down under the equity line of credit, the Company will issue to Castle Gate shares of Series A Preferred Stock ("Preferred Stock") at a price of $1,000 per share and warrants to purchase shares of the Company's Common Stock ("Common Stock") as described below.

     The Preferred Stock has an annual cumulative dividend of 5% and may be paid, at the Company's option, in cash or in shares of the Company's Common Stock. The Preferred Stock may be converted into Common Stock at the option of Castle Gate at any time following issuance thereof. Shares of Preferred Stock that have been outstanding for at least four years will be converted into Common Stock automatically on the fourth anniversary or any subsequent anniversary of the issuance of such shares in the event Castle Gate would receive a specified return on its equity investment. Additionally, any shares of Preferred Stock that have not

                               CORIXA CORPORATION
been converted previously will be converted automatically on the seven-year anniversary of the initial issuance of such shares of Preferred Stock. Other rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation filed by the Company with the Secretary of State of Delaware on April 7, 1999.

     Upon execution of the Agreement, the Company consummated an initial draw-down under the Equity Line of Credit of $12.5 million (the "Initial Draw") and issued Castle Gate 12,500 shares of Preferred Stock and warrants to purchase an aggregate of 1,037,137 shares of Common Stock (the "Initial Closing Warrants"). The stated conversion price for the Preferred Stock issued in the Initial Draw is $8.50 per share. The conversion price for all other shares of Preferred Stock that may be issued as the result of optional subsequent draw-downs by the Company under the Equity Line of Credit (each a "Subsequent Draw") will be equal to the average daily closing price of the Company's Common Stock for a designated period before and after the consummation of such Subsequent Draw, provided that such conversion price cannot exceed certain specified amounts. Initial Closing Warrants to purchase 312,500 shares have an exercise price of $8.50 per share and Initial Closing Warrants to purchase 724,637 shares have an exercise price of $8.28 per share. Common stock warrants valued at $5.2 million for Castle Gate are included in equity at June 30, 1999. Under the Agreement, the Company is obligated to issue to Castle Gate certain additional warrants (the "Additional Warrants") upon the occurrence of certain events. The Additional Warrants will become exercisable either on a pro-rata basis upon the consummation of Subsequent Draw(s), if any, and corresponding issuance of Preferred Stock by the Company under the Equity Line of Credit (up to a maximum of 187,500 shares of Common Stock), or upon certain specified dates (Common Stock with a value of $2.125 million), and will have exercise prices that are determined in accordance with specified formulas at the time of their respective issuance.

     On the date of the initial draw, the effective conversion price of the Preferred Stock (after allocating the portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the Preferred Stock is convertible. The discount was recorded as a preferred stock dividend.

     The Preferred Stock, the Initial Closing Warrants and the Additional Warrants issued or issuable to Castle Gate under the Agreement were sold as a self-managed private placement and are exempt from registration under the Securities Act of 1933, as amended. However, pursuant to registration rights agreement entered into between the Company and Castle Gate in connection with the Equity Line, the Company has committed to register the underlying shares of Common Stock for resale after certain conversions of the Preferred Stock. Additionally, the Company and Castle Gate entered into a standstill agreement in connection with the Equity Line of Credit pursuant to which there are certain restrictions on Castle Gate's ability to purchase shares of the Company's capital stock other than pursuant to the Agreement. See the Form 8-K filed by the Company on April 23, 1999.

 7. SCIENTIFIC COLLABORATION AND LICENSE AGREEMENTS

     In May 1999, Corixa entered into a collaboration agreement with Zambon Group spa for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer. Corixa granted Zambon an exclusive license to develop and sell these vaccine products and therapeutic drug monitoring products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Colombia as well as co-exclusive rights in China. Corixa has also agreed to supply pre-clinical and clinical grade materials as well as commercial materials to Zambon in connection with the collaboration.

     Under the terms of the agreement, Zambon is committed to funding for work that is performed in lung cancer antigen program over the next three years. Corixa is also entitled to receive individual amounts of milestone payments, which vary depending on the milestone achieved and the types of products sold. In addition in July 1999, Zambon also purchased $2.0 million worth of Corixa common stock at a premium to its

                               CORIXA CORPORATION
fair market value. The stock purchase agreement allows Zambon to sell the common shares back to Corixa if the technology does not result in a commercial product. Corixa will record the stock purchase as a liability. Corixa and Zambon may mutually agree to extend the research and development programs beyond the initial three-year term.

     In June 1999, Corixa entered into a license and collaboration agreement with the pharmaceutical division of Japan Tobacco, Inc. for the research, development and commercialization of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer. The agreement became effective on July 17, 1999. Corixa granted Japan Tobacco an exclusive license to develop and sell vaccine products in the United States, Japan and all other countries not exclusively licensed to Zambon Group spa, with the exception of a co-exclusive license in China. Corixa also granted Japan Tobacco an option to a nonexclusive license to formulate vaccines that may result from the collaboration in Corixa's microsphere delivery system with Corixa's proprietary protein adjuvants. Corixa has also agreed to supply preclinical and clinical grade materials to Japan Tobacco in connection with the collaboration. Japan Tobacco may also elect to require Corixa to supply commercial materials for products licensed to Japan Tobacco under the agreement.

     Under the agreement, Japan Tobacco has committed to funding the lung cancer program over the next three years. Corixa is also entitled to receive individual amounts of milestone payments, which may vary depending on the milestone achieved and the types of products sold. Corixa is also entitled to receive future royalties on all product sales, which royalties vary depending on the amount and type of the products sold.

 8. NEW ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will be required to adopt SFAS No. 133 as of the quarter ended March 31, 2000. The Company does not expect the adoption of the provisions to have a significant impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the early stage of our research and development programs; uncertainties related to the effectiveness of our technology and the development of our products; our failure to acquire additional companies or technologies to expand or support the growth of our business; our failure to successfully manage any future growth; dependence on and management of existing and future corporate partnerships; our failure to establish corporate collaborations either at all or early in the development process for all aspects of product development and commercialization; dependence on in-licensed technology; dependence on proprietary technology and uncertainty of patent protection; history of operating losses; possible volatility of stock price; future capital needs and uncertainty of additional funding; our lack of manufacturing and marketing experience and reliance on third parties to perform such functions; possible risks related to adverse clinical results if products including any of such technology or our other technologies such as PVAC move into or progress in clinical trials; existing government regulations and changes in, or the failure to comply with, government regulations; impact of alternative technological advances and competition on the collaborative relationships between us and our corporate partners; the potential dilutive effect of equity purchases by SmithKline Beecham plc (SmithKline Beecham), Castle Gate, and Zambon to our other stockholders; and the impact of the Chinook and Anergen acquisitions and other acquisitions or equity purchases, if any, of early stage companies such as ImmGenics Pharmaceuticals, Inc., as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in our public disclosure filings with the SEC, including our Final Prospectus for our initial public offering filed with the SEC on October 2, 1997, our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, our current reports on Forms 8-K, filed with the SEC on April 23, 1999, June 3, 1999 and June 30, 1999, and our Registration Statement on Form S-4, filed with the SEC on June 30, 1999. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

     Our objective is to be a leader in the discovery and commercialization of immunotherapeutic products useful in preventing, treating or diagnosing cancer, certain infectious diseases and certain autoimmune diseases. Our strategy is to dedicate our resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. We believes that this research-and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. For the period ended June 30, 1999, approximately 92% of our revenue resulted from such collaborative agreements. In particular, we have entered into significant corporate partnerships:

     - In October 1998, Corixa and SmithKline Beecham entered into a multi-field agreement which expanded our previous collaborations with SmithKline Beecham Biologicals and SmithKline Beecham Manufacturing covering tuberculosis, breast cancer and prostate cancer. The multi-field agreement includes payment for work that is performed in ovarian and colon carcinoma vaccine discovery and development programs and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomitis and Chlamydia pneumoniae. The discovery phase of the expanded collaboration agreement also allows for the selection of one additional disease field to be agreed upon at a future date. The Company has also granted SmithKline Beecham an exclusive worldwide license to develop, manufacture, and sell vaccine products resulting from the Company's clinical program based on Her-2/neu for the treatment of breast and ovarian cancer as well as the Company's preclinical program based on Mammoglobin, a novel gene product associated with breast cancer. For certain of these disease areas, the Company granted SmithKline Beecham certain rights to develop, manufacture and sell passive immunotherapy products such as T cell or antibody therapeutics and therapeutic drug monitoring products. SmithKline Beecham has committed $43.6 million to fund work in such discovery programs through August 2002.

     - In May 1999, we entered into a collaboration agreement with Zambon Group spa for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer. We granted Zambon an exclusive license to develop and sell these vaccine products and therapeutic drug monitoring products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Colombia, as well as co-exclusive rights in China. We also granted Zambon the non-exclusive right to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants. Corixa has also agreed to supply pre-clinical and clinical grade materials as well as commercial materials to Zambon in connection with the collaboration. Under the terms of the agreement, Zambon is committed to funding for work that is performed in lung cancer antigen program over the next 3 years.

     - In June 1999, we entered into a license and collaboration agreement with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer. We granted Japan Tobacco an exclusive license to develop and sell vaccine products in the United States, Japan and all other countries not exclusively licenses to Zambon Group spa, and Japan Tobacco's rights are co-exclusive in China. We also granted Japan Tobacco an option to a nonexclusive license to formulate vaccines that may result from the collaboration in our microsphere delivery system with our proprietary protein adjuvants. We have also agreed to supply preclinical and clinical grade materials to Japan Tobacco in connection with the collaboration. Japan Tobacco may also elect to require us to supply commercial materials for products licensed to Japan Tobacco under the agreement. Under the agreement, Japan Tobacco has committed to funding the lung cancer program over the next three years. The agreement became effective on July 17, 1999.

     For the quarter ended June 30, 1999, approximately 8% of our revenue has resulted from funds awarded through government grants. As of June 30, 1999, our stockholders' equity was approximately $43.5 million.

     We have entered, and currently intend to continue to enter, into collaborative agreements early in the product development process. We believe that this active corporate partnering strategy enables us to maintain our focus on our fundamental strengths in vaccine discovery and research, capitalizes on our corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes our financing requirements. When entering into such corporate partnering relationships, we seek to cover a significant portion of our research and development expenses through research funding, milestone payments and collaboration agreement credit lines, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales.

     In April 1999, we entered into an agreement with Castle Gate, a Northwest investment partnership focusing primarily on health care and biomedical companies, to provide us with an equity line of credit of up to $50 million. Under this agreement, Castle Gate is obligated to provide the equity line of credit for a period of two years. Corixa may draw down funds under the equity line of credit at its sole option and may use such funds for expenses associated with various technology or company acquisitions. When funds are drawn down under the equity line of credit, we will issue to Castle Gate shares of our Series A preferred stock at a price of $1,000 per share and warrants to purchase shares of our common stock.

     Upon execution of the Castle Gate agreement, we completed an initial draw-down under the equity line of credit of $12.5 million and a corresponding issuance to Castle Gate of 12,500 shares of Series A preferred stock and warrants to purchase a total of up to 1,037,137 shares of common stock. At our option, we may elect to draw down additional funds under the equity line of credit, provided that each draw is a minimum of $12.5 million.

     A condition of our agreement with Castle Gate is that we must obtain stockholder approval before making any additional draws under the equity line of credit. We are also obligated to obtain such stockholder approval pursuant to the rules of Nasdaq if such draws could result in our issuing 20% or more of our capital stock to Castle Gate at a price per share that is less than the greater of the book or market value of such stock. We have no present intention to make additional draws under the equity line of credit.

     In June 1999, we announced that we had entered into an Agreement and Plan of Merger with Ribi ImmunoChem Research, Inc. (Ribi), a Hamilton, Montana-based biopharmaceutical company founded in 1981. Ribi focuses on developing novel agents that modulate the human immune response to prevent or treat certain diseases including cancer, infectious diseases and cardiovascular injury.

     Pursuant to the terms of our agreement with Ribi, we will merge with Ribi and Ribi will cease to exist as a separate company. We will pay approximately $58.3 million to Ribi stockholders as consideration for this merger, which includes approximately 3,535,777 shares of our common stock (assuming no options or warrants to purchase Ribi commons stock are exercised after June 24, 1999 and all shares of Ribi Series A Preferred Stock are redeemed with cash prior to the effectiveness of the merger). All outstanding options and warrants to purchase Ribi common stock will be assumed by us pursuant to the merger and converted into options and warrants to purchase shares of our common stock. This calculation assumes that no options or warrants to purchase Ribi common stock will be exercised after the effective date. The effectiveness of the merger is subject to certain customary closing conditions, including receipt of approval of the merger by our stockholders and Ribi's stockholders.

     We remain focused on the discovery and early clinical development of proprietary vaccine products that induce specific and potent pathogen- or tumor-reactive T cell responses for the treatment and prevention of cancer, infectious diseases and certain autoimmune diseases. We have also broadened our scope to include other immune system based therapies for cancer, infectious diseases and autoimmune diseases.

     We have experienced significant operating losses in each year since our inception. As of June 30, 1999, our accumulated deficit was approximately $54.7 million of which 43% was attributable to in-process research and development associated with the acquisitions of GenQuest and Anergen. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with Our acquisition activities, including the expenses associated with the write-off of in-process research and development, discovery, research and development programs and preclinical studies and clinical activities. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations is dependent in large part upon:

     - entering into agreements with corporate partners for product discovery, research, development and commercialization;

     - obtaining regulatory approvals for our products, directly or through corporate partners; and

     - successfully manufacturing and marketing commercial products, either directly or through corporate partners.

     We may not be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

  Total Revenue

     Revenue increased to $6.0 million for the three months ended June 30, 1999 from $3.1 million for the same period in 1998. This increase was primarily attributable to revenue recognition from the collaboration agreements with SmithKline Beecham, Zambon and Infectious Disease Research Institute (IDRI) which consisted primarily of ongoing research and development revenue. Revenue increased to $9.2 million for the six-month period ended June 30, 1999 from $5.9 for the first six months of 1998. The increase in revenue for the first six months of 1999 was due mainly to the lung cancer antigen discovery collaboration agreement with Zambon and the ex vivo therapies collaboration agreement with IDRI. In the second quarter of 1998 and for the first half of that same year, we recognized revenue of $500,000 and $1.0 million, respectfully, in conjunction with a collaboration agreement with GenQuest while no revenue was recognized in 1999 due to the acquisition of GenQuest. In addition, no revenue was recognized related to the Japan Tobacco agreement because the agreement did not become effective until July 17, 1999.

  Research and Development Expenses

     Research and development expenses increased to $10.0 million for the three months ended June 30, 1999 from $7.0 million for the same period in 1998. The increase was primarily attributable to increased salaries and benefits which were a result of additional hires of research and development personnel, increased equipment depreciation and facilities expenses due to the expanded research efforts, higher consulting fee, outside manufacturing expenses and the additional research and development expenses incurred by our subsidiaries.

     For the six months ended June 30, 1999, research and development expenses increased to $18.7 million from $12.9 million in the same period in 1998. The increase was primarily attributable to increased payroll and personnel expenses, increased purchases in laboratory supplies, patent and license fees, and higher rent and depreciation expenses. For the first six months in 1998, a charge of $330,000 was recognized to reflect the expenses associated with the termination of our collaboration with CellPro, Inc. In June 1999, we recovered these expenses from CellPro in the form of cash, which has been recognized as other income.

  General and Administrative Expenses

     General and administrative expenses increased to $1.2 million for the three months ended June 30, 1999, from $600,000 for the same period in 1998. For the six months ended June 30, 1999, general and administrative expenses increased to $1.8 million from $1.2 million for the same period in 1998. The increase for the three and six months period ended June 30, 1999 is primarily due to increased expenses related to the additional administrative expenses incurred from Anergen, increased expenses related to business development, and legal fees. We expect general and administrative expenses to increase in the future to support the expansion of our business activities.

  In-Process Research and Development

     In-process research and development (IPR&D) expenses increased from zero for the six months ended June 30, 1998 to $11.6 million for the six months ended June 30, 1999. This increase reflects the amount allocated to in-process technology acquired in the Anergen acquisition.

     Acquired IPR&D for the Anergen acquisition represents the present value of the estimated after-tax cash flows expected to be generated by the acquired technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; products sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rate utilized to discount projected cash flows was 55% for in-process technologies and was based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

     At the acquisition date, Anergen's IPR&D projects were potential therapies for the treatment of autoimmune diseases which focus on destroying or inactivating T cells without affecting the protective functions of the immune system, or stimulating the immune system to produce antibodies that may interfere with the presentation of self-antigens to destructive T cells. AnervaX.RA is a synthetic peptide vaccine consisting of a small portion of the human leukocyte antigen (HLA) II molecule. AnervaX.RA is designed to elicit an immune response that interferes with the presentation of self-antigens to T cells. This immune response is intended to stimulate the production of the patient's own antibodies to a subset of the HLA molecules on the patient's antigen presenting cells. AnervaX.RA peptide vaccine completed a Phase IIa clinical trial where it was tested in a 53-patient randomized double-blinded clinical trial. AnervaX.RA is the product furthest along in the FDA development process resulting in a higher probability for success, and therefore contributing to a more significant value when compared with the other four potential products.

     The expected costs and time (in man-months) to Corixa in order to complete AnervaX.RA are $2.2 million and 10.7 man-months, respectively. The estimated cash outlays for the completion of the IPR&D technology are expected to increase as the potential product moves through the FDA approval process. AnervaX.RA was analyzed as if licensed to a large pharmaceutical partner for production with the partner paying for future clinical development costs. Product approval is expected by 2003, with peak sales currently estimated to be reached by 2008.

     We believe that in order to optimize AnervaX.RA, it will need to be reformulated to provide a more potent effect. We are performing various studies to determine the optimal formulation prior to initiating further clinical trials. Prior to incurring any such development costs, and consistent with our business strategy to partner such products with larger pharmaceutical, biopharmaceutical and other biotechnology companies whereby such companies will commercialize our products, we have entered into discussions with such potential partners.

     All of the foregoing estimates and projections were based on assumptions we believed to be reasonable at the time of the acquisition but which are inherently uncertain and unpredictable. If these projects are not successfully developed, our business, operating results, and financial condition may be adversely affected. As of the date of the acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the projects fail, the economic contribution expected to be made by the in-process research and development will not materialize. The risk of untimely completion includes the risk that alternative vaccines or adjuvants will be developed by competitors. See Factors Affecting Future
Results -- "Our Technology and Product Development are Unproven."

  Interest Income

     Interest income increased to $928,000 for the three months ended June 30, 1999 from $784,000 for the same period in 1998. This increase in interest income was attributable to a higher average cash balance during the quarter as a result from the equity proceeds received from Castle Gate and cash receipts received from the ex vivo therapy collaboration agreement with IDRI. For the six months ended June 30, 1999, interest decreased to $1.4 million from $1.6 million for the same period. The decrease for the six months ended June 30, 1999 resulted from higher average cash balance in such period in 1998 as compared to 1999. The 1998 average cash balance was higher as a result of our initial public offering completed on October 2, 1997.

  Interest Expense

     Interest expense increased to $190,000 for the three months ended June 30, 1999 from $177,000 for the same period in 1998. For the six months ended June 30, 1999, interest expense increased to $392,000 from

$324,000 for the same period in 1998. The increase for the three months and six months periods ended June 30, 1999 resulted from higher loan balances and capital lease financing balances.

  Other Income

     Other income increased to $431,000 for the three months ended June 30, 1999 from $125,000 for the same period in 1998. For the six months ended June 30, 1999, other income increased to $471,000 from $250,000 for the same period in 1998. The increase for the three months and six months periods ended June 30, 1999 was attributable to proceeds received from CellPro which were associated with the recovery of expenses incurred in the termination of the collaboration with CellPro. These expenses were initially charged to research and development in the first quarter ended March 31, 1998.

Deferred Compensation

     Amortization of deferred compensation of approximately $202,000 and $385,000 was recorded in the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, deferred compensation was $454,000 and $867,000, respectively. Deferred compensation represents the amortization of the difference between the exercise prices of options for 645,000 shares of our common stock granted during the year ended December 31, 1997 and the deemed fair value of our common stock on the grant dates. The remaining balance of $726,000 will be amortized over fiscal years 2000 and 2001 as the subject options vest.

  Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. If noncompliant systems are not modified, the result could be a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We have largely completed our assessment of our internal systems affected by the Year 2000 issue and anticipate that we will not be required to modify or replace significant portions of our software to cause our computer systems will properly utilize dates past December 31, 1999.

     We have initiated communications, in the form of questionnaires, with our significant suppliers and customers to determine the extent to which we are vulnerable to those third parties' failure to solve their own Year 2000 issues. At this time, we cannot predict the level of Year 2000 readiness with respect to our significant suppliers and customers. We intend to continue to monitor the progress of these third parties and will develop contingency plans during the fiscal year 1999 in the event we become aware that one or more of these third parties fails to solve their Year 2000 issues in such a way as to materially adversely affect our operations. The total exposure of the Year 2000 issue is estimated to be less than $100,000 and will be funded through operating cash flows. To date we have not incurred significant costs related to the assessment of, and preliminary efforts in connection with, our Year 2000 project and the development of a remediation plan. Management does not currently expect our financial condition or results of operations will be materially adversely affected by the Year 2000 issue. However, we cannot guarantee that the systems of other companies on which our systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on us.

     We intend to complete our contingency planning based upon analysis of results of questionnaires received from customers and suppliers by October 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the issuance of equity securities, collaborative agreements and debt instruments. Our October 1997 initial public offering and preceding private placements of equity securities have provided us with aggregate proceeds of approximately $61.1 million. Through June 30, 1999, we have recognized approximately $50.3 million of revenue under corporate partnerships and grants and have drawn $9.0 million on a bank loan and $5.0 million from credit lines under collaborative agreements. Through June 30, 1999 (since inception), our operations have used cash of approximately $13.5 million.

     We have invested $8.9 million in property and equipment and have acquired an additional $4.6 million of equipment through capital lease financing since inception. We expect capital expenditures to stabilize because our facility expansion was completed March 1999.

     During the six months ended June 30, 1999, net cash provided by our operations was $1.0 million, compared to net cash used of $5.9 million in 1998. The positive net change in cash from operations was primarily due to advance payments received under collaborative agreements. Investing activities used $16.6 million, compared to $14.7 million over the same period in 1998 primarily due to cash invested in marketable securities and the purchase of additional Class A preferred stock of ImmGenics Pharmaceuticals, Inc. Financing activities provided $13.0 million, compared to $5.7 million in 1998. The positive net change was attributable to the equity line of credit from Castle Gate and was offset by a decrease in draws and cash payments on long-term debt. As of June 30, 1999, we had approximately $56.1 million in cash, cash equivalents and securities available-for-sale compared to $45.1 million at December 31, 1998. Working capital decreased approximately $300,000 to $42.2 million at June 30, 1999 from $42.5 million at December 31, 1998.

     We believe that our existing capital resources, committed payments under our existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund our current and planned operations until at least December 2000. See Factors Affecting Future
Results -- "OUR NEED FOR, AND ABILITY TO SECURE, ADDITIONAL FUNDING IS
UNCERTAIN".

FACTORS AFFECTING FUTURE RESULTS

WE MAY NEVER GENERATE SUFFICIENT REVENUE TO ACHIEVE PROFITABILITY.

     We are at an early stage in the development of our therapeutic, prophylactic and diagnostic products. To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue for the foreseeable future will continue to result from corporate partnerships. Since our inception, we have generated only minimal revenue from diagnostic product sales and no revenue from therapeutic or prophylactic product sales. We do not expect immunotherapeutic products that may result from our research and development programs to be commercially available for a number of years, if at all. It is uncertain when, if ever, we will receive any significant revenue from commercial sales of such products. We may not receive anticipated revenue under existing corporate partnerships or be able to enter into any additional corporate partnerships. Thus, we may never achieve consistent profitability.

OUR TECHNOLOGY AND PRODUCT DEVELOPMENT ARE UNPROVEN.

     Our technological approach to the development of therapeutic and prophylactic vaccines and other immunotherapeutic products for cancers and infectious and autoimmune diseases is unproven in humans. Products based on our technologies are currently in the discovery, preclinical or early clinical investigation stages. To date, only one of our corporate partners has conducted clinical trials that incorporate our proprietary microsphere delivery systems and, other than a Phase I clinical trial in Brazil, neither we nor any of our corporate partners have conducted any clinical trials that incorporate our proprietary adjuvants. In addition, neither we nor any other company has successfully commercialized any therapeutic vaccines for cancer or the infectious or autoimmune diseases we target. We may not be able to develop effective vaccines for such diseases within a reasonable time, if ever, and such vaccines may not be capable of being commercialized.

     Most of our programs are currently in the discovery stage or in preclinical development. Only seven of our immunotherapeutic products have advanced to clinical trials. Our vaccines have not been demonstrated to be safe and effective in clinical settings. Our programs may not move beyond their current stages of development.

OUR STOCKHOLDERS FACE POTENTIAL DILUTION.

     Our stockholders will experience immediate and substantial dilution as a result of the shares of our common stock issued to RIBI ImmunoChem Research, Inc. ("Ribi") stockholders in our proposed merger with Ribi. Additional dilution would occur if:

     - there is exercise of any of the outstanding options or the warrants to purchase Ribi common stock that will be assumed by us in the merger;

     - we elect or are required to sell shares of our common stock to SmithKline Beecham plc under the terms of our multi-field collaboration and license agreement with SmithKline Beecham;

     - we issue additional shares of our Series A preferred stock and warrants to purchase our common stock to Castle Gate in connection with additional draw-downs of funds under the Castle Gate equity line of credit; or

     - we enter into additional corporate partnerships in connection with which we agree to sell shares of our capital stock.

RISKS RELATED TO THE PENDING RIBI MERGER

INTEGRATION OF OPERATIONS MAY BE DIFFICULT AND LEAD TO ADVERSE EFFECTS.

     The anticipated benefits of the merger will depend in part on whether Corixa and Ribi can integrate their operations in an efficient and effective manner. Integrating Corixa and Ribi will be a complex, time consuming and expensive process. Successful integration will require combining the companies' respective:

     - research, development and manufacturing efforts;

     - scientific cultures;

     - strategic goals;

     - business development efforts; and

     - geographically separate facilities.

     Corixa and Ribi may not accomplish this integration smoothly or successfully. The diversion of the attention of management to the integration effort and any difficulties encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses. Furthermore, employee morale may suffer, and Ribi and Corixa may have difficulties retaining key scientific and managerial personnel.

THE FIXED EXCHANGE RATIO MAY LIMIT THE VALUE OF CORIXA COMMON STOCK BEING RECEIVED BY RIBI STOCKHOLDERS.

     Each outstanding share of Ribi common stock will convert into the right to receive 0.1685 of one share of Corixa common stock upon completion of the merger. This exchange ratio will not be adjusted for changes in the market price of either Corixa common stock or Ribi common stock prior to completion of the merger. The price of Corixa common stock may vary significantly between now and the date of the merger. If the market price for Corixa common stock increases or decreases before completion of the merger, the market value of the Ribi stockholders' right to receive Corixa common stock would correspondingly increase or decrease. Ribi stockholders will not be compensated for decreases in the market price for Corixa common stock.

THE MARKET PRICE OF CORIXA COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER.

     The market price of Corixa common stock may decline significantly if, among other things:

     - the integration of Corixa's and Ribi's operations is not successful;

     - the combined company does not experience business synergies as quickly or to the extent as may be expected by financial analysts; or

     - the accretive/dilutive effect of the merger is not in line with the expectation of financial analysts.

     In any such case, the trading price of Corixa common stock may decline and you may lose all or part of your investment.

THE MERGER WILL RESULT IN COSTS OF INTEGRATION AND TRANSACTION EXPENSES THAT COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.

     If the benefits of the merger do not exceed the costs associated with the merger, including the dilution to Corixa's stockholders resulting from the issuance of shares of Corixa common stock in connection with the merger, Corixa's financial results, including earnings per share, could be adversely affected. Corixa and Ribi estimate that they will incur aggregate direct transaction costs of approximately $1.8 million associated with the merger and related severance costs of approximately $800,000. The combined company also expects to incur costs after completion of the merger associated with integrating the operations of Corixa and Ribi. Such costs may include:

     - elimination of duplicate operations; and

     - consolidation of certain administration, support and research and development activities.

     Actual costs may substantially exceed these estimates. In addition, unanticipated expenses associated with integrating the two companies may arise. We expect to incur a charge currently estimated to be $25.5 million in the third quarter of 1999 to reflect our write-off of Ribi's in-process research and development efforts. Corixa may also incur additional charges in subsequent quarters to reflect costs associated with the merger.

IF THE COMBINED COMPANY IS NOT PERMITTED TO WRITE-OFF A SIGNIFICANT AMOUNT OF PURCHASE PRICE AS ATTRIBUTABLE TO IN-PROCESS RESEARCH AND DEVELOPMENT, THE PRICE OF OUR COMMON STOCK COULD DECLINE.

     If current accounting rules as interpreted by our auditors and the SEC do not permit the combined company to write off immediately a significant amount of the purchase price of the merger as attributable to in-process research and development, the combined company would have to amortize a correspondingly higher amount of the purchase price over several years. Such amortization would be reflected as an expense item on the combined company's statement of operations, and cause it to report higher losses, which may adversely affect its stock price.

THERE MAY BE UNKNOWN RISKS INHERENT IN THE MERGER, ESPECIALLY PERTAINING TO RIBI'S INTELLECTUAL PROPERTY.

     Although we have conducted scientific due diligence with respect to Ribi, we did not perform the research and development activities or control the patent application process related to those activities itself. The combined company may discover adverse information concerning Ribi's intellectual property subsequent to the completion of the merger, such as the possible inadequacy of Ribi's current patent protection and/or potential patent infringement by Ribi. Additionally, many other biotechnology companies currently are filing patents in the fields of antigens, adjuvants and biopharmaceutical compounds at a rapid pace, and Ribi may not have been the first to file patent application covering Ribi discoveries, or may not have obtained adequate patent protection for its proprietary products.

THE COMBINED COMPANY MAY NOT SUCCESSFULLY MANAGE ITS GROWTH OR INTEGRATE POTENTIAL FUTURE ACQUISITIONS.

     In the future, the combined company may make additional acquisitions of complementary companies, products or technologies. Managing these acquired businesses will entail numerous operational and financial risks and strains, including:

     - difficulties in assimilating acquired operations and scientific cultures;

     - amortization of acquired intangible assets; and

     - potential loss of key employees or strategic relationships of acquired entities.

     The combined company may not be able to manage effectively its growth, and failure to do so may adversely affect the combined company's business and stock price.

WE ARE DEPENDENT ON EXISTING AND FUTURE CORPORATE PARTNERSHIPS.

     The success of our business strategy is largely dependent on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may exist as a result of this strategy. We have established significant relationships with various corporate partners, including, among others, the following:

     - in October 1998, we entered into a strategic collaboration and license agreement with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, chlamydia trachomatis infection, chlamydia pneumoniae infection, breast cancer, prostate cancer, ovarian cancer and colon cancer;

     - in May 1999, we entered into a collaboration agreement with Inpharzam International S.A., a wholly-owned subsidiary of Zambon Group spa, for the research, development and commercialization (exclusively in Europe and certain South American countries and co-exclusively in China) of vaccine products aimed at the prevention and/or treatment of lung cancer; and

     - in June 1999, we entered into a license and collaborative research agreement with the pharmaceutical division of Japan Tobacco, Inc. for the research, development and commercialization (exclusively in North America, Japan and all other countries not exclusively licensed to Zambon, and co-exclusively in China) of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer.

     We derived 92% of our revenue during the six months ended June 30, 1999 and 93% of our revenue during each of the years ended December 31, 1998 and December 31, 1997 from research and development and other funding under our existing corporate partnerships.

     Certain of our corporate partners have entered into agreements granting them options to license certain aspects of our technology. Any of these corporate partners may not exercise its option to license such technology. We have also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating our proprietary antigen technology. These diagnostic corporate partnerships may never generate significant revenues. Furthermore, we are currently engaged in discussions with a number of pharmaceutical and diagnostic companies with respect to potential corporate partnering arrangements covering various aspects of our technologies. The process of establishing corporate partnerships is difficult and time-consuming and involves significant uncertainty. These discussions may not lead to the establishment of new corporate partnerships on favorable terms, if at all. If established, such corporate partnerships may never result in the successful development of our products or the generation of significant revenues.

     Because we enter into research and development collaborations with corporate partners at an early stage of product development, our success depends upon the performance of our corporate partners. We do not directly control the amount or timing of resources to be devoted to activities by our corporate partners. Any of our corporate partners may not commit sufficient resources to our research and development programs or the commercialization of our products. If any corporate partner fails to conduct its activities in a timely manner, or at all, our preclinical or clinical development related to such corporate partnership could be delayed or terminated. Also, our current corporate partners or future corporate partners, if any, may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Further, disputes may arise with respect to ownership of technology developed under any such corporate partnership. Finally, any of our current corporate partnerships may be terminated by its corporate partner, and we may not be able to negotiate additional corporate partnerships in the future on acceptable terms, or at all.

     Management of our relationships with our corporate partners will require:

     - significant time and effort from our management team:

     - coordination of our research with the research of its corporate partners;

     - effective allocation of our resources to multiple projects; and

     - an ability to obtain and retain management, scientific and other personnel.

WE ARE DEPENDENT ON IN-LICENSED TECHNOLOGY.

     Our success is also dependent on our ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to the development and commercialization of our products. We have various license agreements that give us rights to use technologies owned or licensed by third parties in our and our corporate partners' discovery, research, development and commercialization activities. Disputes may arise regarding the invention and corresponding rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors or scientific collaborators. Additionally, many of our in-licensing agreements contain milestone-based termination provisions. Our failure to meet any significant milestones in a particular agreement could allow the licensor to terminate such agreement.

     We may not be able to negotiate additional license agreements in the future on acceptable terms, if at all. In addition, our current license agreements may be terminated, and we may not be able to maintain the exclusivity of our exclusive licenses. If we cannot obtain or maintain licenses to technology advantageous or necessary to our business, we and our corporate partners may be required to expend significant time and resources to develop or in-license similar technology. If we are not able to do so, we may be prevented from commercializing certain of its products.

OUR PATENT POSITION IS UNCERTAIN AND ITS SUCCESS DEPENDS ON PROPRIETARY RIGHTS.

     Our success depends in part on our ability to:

     - obtain patents;

     - protect trade secrets;

     - operate without infringing upon the proprietary rights of others; and

     - prevent others from infringing on our proprietary rights.

     We will only be able to protect our proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of August 5, 1999, we owned, licensed or optioned 80 issued United States patents that expire at various times between December 2004 and August 2016, and 153 pending United States patent applications.

     The patent positions of biotechnology and biopharmaceutical companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or licenses from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

     In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may breach such agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

WE MAY FACE CHALLENGES FROM THIRD PARTIES REGARDING THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS.

     Research has been conducted for many years in the fields of molecular biology and immunology. This has resulted in a substantial number of issued patents and an even larger number of patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of infringement or violation, we and our corporate partners may be prevented from pursuing product development or commercialization. Such a result will significantly harm our business.

     We have licensed certain patent applications from Southern Research Institute, or SRI, related to our microsphere encapsulation technology, two of which are currently the subjects of opposition proceedings before the European Patent Office. SRI may not prevail in these opposition proceedings and patents may not issue in Europe related to such technology.

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

     - enforce our issued and licensed patents;

     - protect trade secrets or know-how that we own or license; or

     - determine the enforceability, scope and validity of the proprietary rights of others.

     If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fails to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes would significantly harm our business.

WE HAVE A HISTORY OF OPERATING LOSSES.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of June 30, 1999, our accumulated deficit was approximately $54.7 million, of which 47% is attributable to the write-off of in-process research and development costs associated with the acquisitions of Anergen and

GenQuest. We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, discovery, research and development programs and preclinical studies and clinical activities. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations is dependent in large part upon:

     - entering into agreements with corporate partners for product discovery, research, development and commercialization;

     - obtaining regulatory approvals for its products; and

     - successfully manufacturing and marketing commercial products.

We may not be able to achieve consistent profitability. In addition, payments under corporate partnerships and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by us. Therefore, our results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

OUR NEED FOR, AND ABILITY TO SECURE, ADDITIONAL FUNDING IS UNCERTAIN.

     We will require substantial capital resources in order to conduct our operations. Our future capital requirements will depend on many factors, including, among others, the following:

     - continued scientific progress in our discovery, research and development programs;

     - the magnitude and scope of our discovery, research and development programs;

     - our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

     - progress with preclinical studies and clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

     - the potential need to develop, acquire or license new technologies and products; and

     - other factors not within our control.

     We intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

     - public or private equity financings;

     - public or private debt financings; and

     - capital lease transactions.

     However, additional financing may not be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research, development, preclinical or clinical programs or manufacturing efforts. We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equity credit lines, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. Such funds, however, may not be sufficient to meet our capital needs for the same period of time. In addition, a substantial number of payments to be made by our corporate partners and other licensors are dependent upon the achievement by us of development and regulatory milestones. Failure to achieve such milestones may significantly harm our future capital position.

WE ARE DEPENDENT ON OUR KEY PERSONNEL.

     We are highly dependent on the principal members of our scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may not be able to attract and retain such individuals currently or in the future on acceptable terms, or at all, and the failure to do so would significantly harm our business. In addition, we do not maintain "keyperson" life insurance on any of our officers, employees or consultants.

     We also have relationships with scientific collaborators at academic and other institutions, some of who conduct research at our request or assist us in formulating our research, development or clinical strategy. These scientific collaborators are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these scientific collaborators and can generally expect such individuals to devote only limited amounts of time to our activities. Failure of any such persons to devote sufficient time and resources to our programs could harm our business. In addition, these collaborators may have arrangements with other companies to assist such companies in developing technologies that may prove competitive to us.

WE FACE INTENSE COMPETITION.

     The biotechnology and biopharmaceutical industries are intensely competitive. Many companies compete with us in developing alternative therapies to treat cancer, infectious and autoimmune diseases, including:

     - pharmaceutical companies;

     - biotechnology companies;

     - academic institutions; and

     - research organizations.

     Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining such technology on favorable terms, or at all.

     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than us and our corporate partners. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, preclinical and clinical development, manufacturing and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We and our corporate partners will face competition with respect to:

     - product efficacy and safety;

     - the timing and scope of regulatory approvals;

     - availability of resources;

     - reimbursement coverage;

     - price; and

     - patent position, including potentially dominant patent positions of others.

     Competitors may develop more effective or more affordable products, or may achieve earlier patent protection or product commercialization than us and our corporate partners. Such competitive products may render our products obsolete.

WE LACK MANUFACTURING EXPERIENCE AND RELY ON CONTRACT MANUFACTURERS.

     We do not currently have significant manufacturing facilities and do not have significant experience in managing a manufacturing facility. Although we currently manufacture limited quantities of some antigens and adjuvants, we intend to rely on third party contract manufacturers to produce large quantities of such substances for clinical trials and product commercialization until such time, if ever, that we are in a position to manufacture such substances itself. Our vaccines and other products have never been manufactured on a commercial scale. Such products may not be able to be manufactured at a cost or in quantities necessary to make them commercially viable. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with such manufacturers, our preclinical and clinical testing would be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of such products. Moreover, contract manufacturers that we may use must continually adhere to current Good Manufacturing Practices (GMP) regulations enforced by the United States Food and Drug Administration (FDA) through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted.

WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITY.

     We currently have no sales, marketing or distribution capability. We intend to rely on our corporate partners to market our products. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish such relationships and are required to market any of our products directly, we will need to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities.

WE FACE HEAVY GOVERNMENT REGULATION.

     Any products we or our corporate partners develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product we or our corporate partners develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and/or the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances:

     - would adversely affect the marketing of any products we or our corporate partners develop;

     - could impose significant additional costs on us or our corporate partners;

     - would diminish any competitive advantages that we or our corporate partners may attain; and

     - could adversely affect our ability to receive royalties and generate revenues and profits.

     Regulatory approval, if granted, may entail limitations on the indicated uses for which the new product may be marketed that could limit the potential market for such product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulations governing GMP. The FDA has recently revised the GMP regulations. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

     We are also subject to numerous federal, state and local laws, regulations and recommendations relating to:

     - safe working conditions;

     - laboratory and manufacturing practices;

     - the experimental use of animals;

     - the environment; and

     - the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents.

     In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations. Our business may be harmed by the cost of such compliance.

WE FACE PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE.

     We may experience losses due to product liability claims. We have obtained limited product liability insurance coverage. Such coverage may not be adequate or may not continue to be available in sufficient amounts or at an acceptable cost, or at all. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, product recalls or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may significantly harm our business.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET.

     Any products successfully developed by us or our corporate partners, if approved for marketing, may never achieve market acceptance. Such products, if successfully developed, will compete with drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Physicians, patients or the medical community in general may not accept and utilize any products that may be developed by us or our corporate partners.

     The degree of market acceptance of any products developed by us or our corporate partners will depend on a number of factors, including:

     - the establishment and demonstration of the clinical efficacy and safety of the product candidates;

     - their potential advantage over alternative treatment methods; and

     - reimbursement policies of government and third-party payors.

WE FACE POTENTIAL VOLATILITY IN OUR STOCK PRICE.

     The market prices for securities of biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of our common stock may be subject to substantial volatility depending upon many factors, including:

     - announcements regarding the results of discovery efforts, preclinical and clinical activities;

     - announcements regarding the acquisition of technologies or companies;

     - technological innovations or new commercial products developed by us or our competitors;

     - changes in government regulations;

     - changes in our patent portfolio;

     - developments or disputes concerning proprietary rights;

     - changes in existing corporate partnerships or licensing arrangements;

     - establishment of additional corporate partnerships or licensing arrangements;

     - progress of regulatory approvals;

     - issuance of new or changed stock market analyst reports and/or recommendations;

     - economic and other external factors;

     - operating losses by us; and

     - fluctuations in our financial results and degree of trading liquidity in our common stock.

     One or more of these factors could significantly harm our business and decrease the price of our common stock in the public market.

WE FACE UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT AND HEALTH CARE REFORM.

     In both domestic and foreign markets, sales of our or our corporate partners' products will depend in part on the availability of reimbursement from third-party payors such as:

     - government health administration authorities;

     - private health insurers;

     - health maintenance organizations;

     - pharmacy benefit management companies; and

     - other healthcare-related organizations.

     Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of health care. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our or our corporate partners' products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we or any of our corporate partners may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. Our or our corporate partners' products, if any, may not be considered cost effective or adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on our investment.

WE ARE CONTROLLED BY A SMALL NUMBER OF EXISTING STOCKHOLDERS.

     As of June 30, 1999, our executive officers and directors, together with entities affiliated with them, beneficially own approximately 39.6% of our outstanding common stock together with applicable options and warrants held by such stockholders. The voting power of these stockholders could have the effect of delaying or preventing a change in control of Corixa.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with its initial public offering of Common Stock (the "Offering") in 1997, Corixa filed a Registration Statement (the "Registration Statement") on Form S-1, SEC File No 333-32147, which was declared effective by the Commission on October 2, 1997. The net offering proceeds to Corixa after deducting the total expenses was $40,778,100. The entire amount of the net proceeds has been allocated for general corporate purposes, including working capital requirements of Corixa. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of Corixa or their associates, persons owning ten percent or more of any class of equity securities of Corixa, or an affiliate of Corixa. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

     In April 1999, Corixa entered into an agreement with Castle Gate, a Northwest investment partnership focusing primarily on health care and biomedical companies, to provide Corixa with an equity line of credit of up to $50 million. Under this agreement, Castle Gate is obligated to provide the equity line of credit for a period of two years. Corixa may draw down funds under the equity line of credit at its sole option and may use such funds for expenses associated with various technology or company acquisitions. When funds are drawn down under the equity line of credit, Corixa will issue to Castle Gate shares of Corixa's Series A preferred stock at a price of $1,000 per share and warrants to purchase shares of Corixa's common stock as described below.

     The Series A preferred stock has an annual cumulative dividend of five percent and may be paid, at Corixa's option, in cash or in shares of Corixa's common stock. The Series A preferred stock may be converted into Corixa common stock at the option of Castle Gate at any time following issuance thereof. Shares of Series A preferred stock that have been outstanding for at least four years will be converted into common stock automatically on the fourth anniversary or any subsequent anniversary of the issuance of such shares in the event Castle Gate would receive a specified return on its equity investment. Additionally, any shares of Series A preferred stock that have not been converted previously will be converted automatically on the seven-year anniversary of the initial issuance of such shares of Series A preferred stock. Subject to limited exceptions, shares of Series A preferred stock vote together with the common stock as a single class on an as-converted basis.

     Corixa has designated 50,000 shares of Series A preferred stock, which is the maximum number of shares of Series A preferred stock issuable to Castle Gate in connection with the equity line of credit. The rights and preferences of the Series A preferred stock are described in Corixa's certificate of designation with respect to the Series A preferred stock, which certificate of designation is attached as an exhibit to Corixa's current report on Form 8-K filed on April 23, 1999. The certificate of designation has also been filed with the Delaware Secretary of State.

     Upon execution of the Castle Gate agreement, Corixa completed an initial draw-down under the equity line of credit of $12.5 million and a corresponding issuance to Castle Gate of 12,500 shares of Series A preferred stock and warrants to purchase a total of up to 1,037,137 shares of common stock. The conversion price for the Series A preferred stock issued in the initial draw is $8.50 per share. At its option, Corixa may elect to draw down additional funds under the equity line of credit, provided that each draw is a minimum of $12.5 million. The conversion price for all other shares of Series A preferred stock that may be issued as the result of optional additional draws under the equity line of credit will be equal to the average daily closing price of Corixa's common stock for a designated period before and after the completion of such additional draw, provided that such conversion price cannot exceed certain specified amounts.

     Of the warrants that have been issued to Castle Gate, warrants to purchase 312,500 shares have an exercise price of $8.50 per share and warrants to purchase 724,637 shares have an exercise price of $8.28 per share. Under the Castle Gate agreement, Corixa is obligated to issue to Castle Gate additional warrants exercisable either on a pro-rata basis upon the consummation of additional draw(s), if any, and corresponding issuances of Series A preferred stock by Corixa under the equity tine of credit, or upon certain specified dates, and will have exercise prices that are determined in accordance with specified formulas at the time of their respective issuances. If all additional warrants are issued, they will be exercisable for a maximum of:

     - an additional 187,500 shares of common stock; and

     - a number of shares of common stock worth up to $2,125,000.

     Under the registration rights agreement entered into between Corixa and Castle Gate in connection with the equity line of credit, Corixa has committed to register the underlying shares of common stock for resale after certain conversions of the Series A preferred stock. Additionally, Corixa and Castle Gate entered into a standstill agreement in connection with the equity line of credit, under which there are certain restrictions on Castle Gate's ability to purchase shares of Corixa's capital stock other than in connection with the equity line of credit. The registration rights agreement and the standstill agreement are attached as exhibits to the Form 8-K filed by Corixa on April 23, 1999.

     A condition of Corixa's agreement with Castle Gate is that Corixa must obtain stockholder approval before making any additional draws under the equity line of credit. Corixa is also obligated to obtain such stockholder approval pursuant to the rules of Nasdaq if such draws could result in Corixa issuing 20% or more of its capital stock to Castle Gate at a price per share that is less than the greater of the book or market value of such stock.

     Corixa has no present intention to make additional draws under the equity line of credit. Additionally, Corixa currently is unable to determine whether the issuance of any additional shares of Series A preferred stock or warrants to purchase common stock will be at a price that is less than the greater of the book or market value of such stock because the applicable price is determinable only at the time Corixa issues such securities. The conversion and exercise prices of the Series A preferred stock and common stock warrants, respectively, that were issued to Castle Gate upon execution of the agreement did not meet this criteria. Corixa is seeking stockholder approval for potential additional draws under the Castle Gate equity line of credit to allow Corixa the flexibility to make such additional draws in the future without the need to obtain stockholder approval at such times.

     The Series A Preferred Stock and warrants issued to Castle Gate, L.L.C. were sold as a self-managed private placement and are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. However, pursuant to a registration rights agreement entered into between the Company and Castle Gate, L.L.C. in connection with the equity line of credit, the Company has committed to register the underlying shares of Common Stock for resale after certain conversions of the Series A Preferred Stock. See "Part
I -- Note 6 to Notes to Unaudited Consolidated Financial Statements" for additional information with respect to the Company's agreement with Castle Gate, L.L.C.

     In connection with the December 11, 1998 Agreement and Plan of Reorganization between Yakima Acquisition Corporation, a wholly-owned subsidiary of Corixa, Corixa and Anergen, Inc., a Delaware corporation ("Anergen"), on February 11, 1999, International Biotechnology Trust plc ("IBT") purchased 56,741 shares of Corixa's common stock and Warburg, Pincus Ventures, L.P. ("Warburg") purchased 113,483 shares of Corixa's common stock, pursuant to a Common Stock Purchase Agreement dated December 11, 1998 among Corixa, IBT and Warburg. As consideration for the shares, IBT and Warburg provided a bridge loan to Anergen in the aggregate amount of $1,500,000. The purchases of Corixa's common stock by IBT and Warburg were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits.

(b) Reports on Form 8-K.

     (1) On June 30, 1999, the Company filed a current report on Form 8-K reporting that on June 16, 1999, Corixa entered into a multi-year collaboration and license agreement with Japan Tobacco, Inc.

     (2) On June 3, 1999, the Company filed a current report on Form 8-K reporting that on May 24, 1999, Corixa entered into a multi-year collaboration and license agreement with Zambon Group spa.

     (3) On April 23, 1999, the Company filed a current report on Form 8-K reporting that on April 9, 1999, Corixa announced that it entered into an agreement with Castle Gate, L.L.C., which would provide Corixa with an equity line of credit.

     Index to Exhibits for Form 10-Q for the quarter ended June 30, 1999

     (a) The following documents are filed as part of this report:

         (1) Consolidated Balance Sheets as of June 30, 1999 (unaudited), and December 31, 1998.
          Consolidated Statements of Operations (unaudited) Three Months Ended June 30, 1999 and 1998 and Six Months Ended June 30, 1999 and 1998.
          Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 1999 and 1998. Notes to the unaudited Consolidated Financial Statements.

         (2) Financial Statement Schedules All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Index to Exhibits for Form 10-Q for the quarter ended June 30, 1999

    EXHIBIT
    NUMBER                         EXHIBIT DESCRIPTION                       PAGE
    -------                        -------------------                       ----
      2.01     Agreement and Plan of Merger dated June 9, 1999, between the
               Registrant and Ribi ImmunoChem Research, Inc. ..............  (B)
      3.01     Amended and Restated Certificate of Incorporation of Corixa
               Corporation.................................................  (A)
      3.02     Bylaws of Corixa Corporation................................  (A)
      4.01     Amended and Restated Investors' Rights Agreement dated as of
               May 10, 1996 between Corixa Corporation and certain holders of its capital stock........................................  (A)
      4.02     Certificate of Designation of Series A Preferred Stock of
               Corixa Corporation..........................................  (C)
     4.03+     Equity Line of Credit and Securities Purchase Agreement
               between Corixa Corporation and Castle Gate, L.L.C. dated
               April 8, 1999...............................................  (C)
     4.04+     Registration Rights Agreement between Corixa Corporation and
               Castle Gate, L.L.C. dated April 8, 1999.....................  (C)
     4.05+     Standstill Agreement between Corixa Corporation and Castle
               Gate, L.L.C. dated April 8, 1999............................  (C)
      4.06+    Warrant Number CG-1 issued by Corixa Corporation to Castle
               Gate, L.L.C. on April 8, 1999...............................  (C)
      4.07+    Warrant Number CG-2 issued by Corixa Corporation to Castle
               Gate, L.L.C. on April 8, 1999...............................  (C)

    EXHIBIT
    NUMBER                         EXHIBIT DESCRIPTION                       PAGE
    -------                        -------------------                       ----
      4.08+    Form of Warrant Number CG-3 to be issued by Corixa
               Corporation to Castle Gate, L.L.C. upon the occurrence of
               certain events in accordance with the terms of the Equity
               Line of Credit and Securities Purchase Agreement............  (C)
      4.09+    Form of Warrant Number CG-4 to be issued by the Corixa
               Corporation to Castle Gate, L.L.C. upon the occurrence of
               certain events in accordance with the terms of the Equity
               Line of Credit and Securities Purchase Agreement............  (C)
     10.01++   Collaboration Agreement, dated May 21, 1999, between Corixa
               Corporation and Inpharzam International, Inc. ..............
     10.02++   Common Stock Purchase Agreement, dated May 21, 1999, between
               Corixa Corporation and Inpharzam International, S.A. .......
     10.03++   License and Collaborative Research Agreement, dated June 15,
               1999, between Corixa Corporation and Japan Tobacco Inc. ....
     10.04++   Common Stock Purchase Agreement, dated December 11, 1998,
               among Corixa Corporation, International Biotechnology Trust, plc and Warburg, Pincus Ventures, L.P. .....................
     27.01     Financial Data Schedule

---------------
(A) Incorporated herein by reference to Corixa Corporation's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B) Incorporated herein by reference to Corixa Corporation's Form S-4 (File No. 333-81939), filed with the Commission on June 30, 1999.

(C) Incorporated herein by reference to Corixa Corporation's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

   + Confidential treatment granted by order of the SEC on June 14, 1999.

 ++ Confidential treatment requested.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORIXA CORPORATION

DATE: August 9, 1999                      By:     /s/ MICHELLE BURRIS
                                          --------------------------------------
                                                     Michelle Burris
                                            Vice President and Chief Financial
                                                         Officer