Form 10-Q
period 1999-09-30
CORIXA CORP
filed 1999-11-08
CIK 1042561

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

                                  ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

As of September 30, 1999, there were approximately 14,930,619 shares of the Registrant's common stock outstanding.

================================================================================

                               Corixa Corporation

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                               Page
                                                                               ----
ITEM 1. FINANCIAL STATEMENTS.
     Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
     December 31, 1998.........................................................   1

     Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1999 and 1998 and the nine months ended
     September 30, 1999 and 1998...............................................   2

     Consolidated Statements of Cash Flows (Unaudited) for the nine months
     ended September 30, 1999 and 1998 ........................................   3

     Notes to Unaudited Consolidated Financial Statements......................   4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..............................................  10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................  27

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................  27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................  27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  27

ITEM 5. OTHER INFORMATION......................................................  28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................  28

SIGNATURES                                                                       28

                                     CORIXA

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                ---------------------------
                                                                                    1999           1998
                                                                                  --------       --------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents ................................................      $  6,730       $  9,098
  Securities available-for-sale ............................................        48,694         36,043
  Accounts receivable (including $206 and $161 receivable from an affiliated company at September 30, 1999
     and December 31, 1998, respectively) ..................................         1,757          3,449
  Interest receivable ......................................................           834            567
  Prepaid expenses .........................................................           667            516
                                                                                  --------       --------
     Total current assets ..................................................        58,682         49,673
Property and equipment, net ................................................         9,884          8,831

Investments ................................................................         4,049          2,544
Deferred charges and deposits ..............................................           142            136
                                                                                  --------       --------
     Total assets ..........................................................      $ 72,757       $ 61,184
                                                                                  ========       ========
Current liabilities:
  Accounts payable and accrued liabilities .................................      $  5,007       $  4,368
  Deferred revenue .........................................................         8,388            100
  Current portion of obligations ...........................................         3,327          2,697
                                                                                  --------       --------
     Total current liabilities .............................................        16,722          7,165
Commitments ................................................................            --             --
Long-term obligations, less current portion ................................        11,520         11,835
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
     Authorized shares -- 10,000,000 (1999 and 1998)
     Issued and outstanding shares -- 12,500 in 1999 .......................            --             --
  Common stock, $0.001 par value:
     Authorized shares -- 40,000,000
     Issued and outstanding shares -- 14,930,619 in 1999
      and 13,400,895 in 1998 ...............................................            15             13
  Additional paid-in capital ...............................................        96,188         76,539
  Common stock warrants ....................................................         5,269             --
  Deferred compensation ....................................................          (584)        (1,180)
  Accumulated comprehensive income(loss) ...................................          (530)            90
  Accumulated deficit ......................................................       (55,843)       (33,278)
                                                                                  --------       --------
     Total stockholders' equity ............................................        44,515         42,184
                                                                                  --------       --------
     Total liabilities and stockholders' equity ............................      $ 72,757       $ 61,184
                                                                                  ========       ========

                               CORIXA CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -----------------------       -----------------------
                                                     1999           1998           1999           1998
                                                   --------       --------       --------       --------
Revenue:
  Collaborative agreements ..................      $  7,785       $  1,890       $ 16,196       $  7,279
  Government grants .........................           439            583          1,182          1,068
                                                   --------       --------       --------       --------
    Total revenue ...........................         8,224          2,473         17,378          8,347

Operating expenses:
  Research and development ..................         9,701          6,761         28,364         19,661
  General and administrative ................           441            597          2,186          1,766
  In-process research and development .......            --         12,019         11,612         12,019
                                                   --------       --------       --------       --------
    Total operating expenses ................        10,142         19,377         42,162         33,446
                                                   --------       --------       --------       --------
Loss from operations ........................        (1,918)       (16,904)       (24,784)       (25,099)
Interest income .............................           833            800          2,229          2,414
Interest expense ............................          (207)          (189)          (599)          (513)
Other income ................................           119             22            590            272
                                                   --------       --------       --------       --------
Net loss ....................................        (1,173)       (16,271)       (22,564)       (22,926)

Preferred stock dividend ....................          (156)            --         (5,851)            --
                                                   --------       --------       --------       --------
Net loss applicable to common stockholders ..      $ (1,329)      $(16,271)      $(28,415)      $(22,926)
                                                   ========       ========       ========       ========

Basic and diluted loss per share: ...........      $  (0.09)      $  (1.35)      $  (1.95)      $  (1.93)
                                                   ========       ========       ========       ========
Shares used in computation
  of basic and diluted net loss
  per share applicable to common
  stockholders...............................        14,896         12,013         14,566         11,862
                                                   ========       ========       ========       ========

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   1999           1998
                                                                                 --------       --------
OPERATING ACTIVITIES
Net loss ..................................................................      $(22,564)      $(22,927)

Adjustments to reconcile net loss to net cash used in operating activities:
  In-process research and development .....................................        11,612         12,019
  Amortization of deferred compensation ...................................           596          1,131
  Depreciation and amortization ...........................................         2,166          1,092
  Equity instruments issued in exchange for technology and services .......            81            131
  Equity instruments issued as payment of an up-front royalty .............           189
  Valuation of stock options ..............................................            50
  Write-off of warrant receivable .........................................            --            489

  Changes in operating assets and liabilities:
    Accounts receivable ...................................................         1,766           (119)
    Interest receivable ...................................................          (267)          (585)
    Prepaid expenses ......................................................           (94)            25
    Deferred charges and deposits .........................................            30             47
    Accounts payable and accrued expenses .................................        (1,263)           806
    Deferred revenue ......................................................         7,839           (597)
                                                                                 --------       --------
 Net cash provided by (used in) operating activities ......................           141         (8,488)

INVESTING ACTIVITIES
Purchases of securities available-for-sale ................................       (41,489)       (77,973)
Proceeds from maturities of securities available-for-sale .................        19,178         56,510
Proceeds from sale of securities ..........................................         9,041         20,961
Purchases of property and equipment .......................................        (2,272)        (3,267)
Ribi preacquisition cost ..................................................          (412)            --
Investment in Immgenics ...................................................        (1,250)            --
Purchase of Genquest, net of cash received ................................            --         (4,735)
Net cash received in Anergen acquisition ..................................           469             --
                                                                                 --------       --------
Net cash used in investing activities .....................................       (16,735)        (8,504)

FINANCING ACTIVITIES
Principal payments on capital leases ......................................          (811)          (769)
Principal payments made on long term obligations ..........................        (1,710)            --
Net proceeds from issuance of  preferred stock ............................        12,482             --
Net proceeds from issuance of  common stock ...............................         2,265             52
Proceeds from long term obligations .......................................         2,000          4,000
Advances and borrowings from collaborative agreements .....................            --          2,000
Payments on receivables for warrants ......................................            --            163
                                                                                 --------       --------
 Net cash provided by financing activities ................................        14,226          5,446

Net decrease in cash and cash equivalents .................................        (2,368)       (11,546)
Cash and cash equivalents at beginning of period ..........................         9,098         16,458
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $  6,730       $  4,912
                                                                                 ========       ========
SUPPLEMENTAL DISCLOSURES
  Interest paid ...........................................................      $    516       $    394
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING, AND
 FINANCING ACTIVITIES
Equity instruments issued-Anergen acquisition .............................      $  8,664       $     --
Equity instruments issued-Chinook acquisition .............................            --          7,352
 Equity instruments issued in exchange for technology and services ........            81            131
 Equity instruments issued to relieve acquisition related debt ............         1,500             --
 Assets acquired pursuant to capital leases ...............................            --            308

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

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Corixa Corporation (Corixa or the Company) include the accounts of its wholly-owned subsidiaries. These statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited and unaudited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 and quarters ended March 31 and June 30, 1999, included in the Company's Forms 10-K and 10-Q's filed with the SEC on March 22, May 6, and August 9, 1999, respectively.

PRINCIPLES OF CONSOLIDATION

     The mergers with Anergen and GenQuest were accounted for as purchase transactions. The assets and liabilities of Anergen and GenQuest have been recorded on the books of the Company at their fair market values. The operating results of the acquired businesses have been included in the consolidated statements of operations from February 10, 1999 and September 15, 1998, the effective date of the acquisitions, respectively. All significant intercompany account balances and transactions have been eliminated in consolidation.

SECURITIES AVAILABLE-FOR-SALE

     The Company's investment portfolio is classified as available-for-sale. The Company's main investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. The Company invests primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity and included in comprehensive income(loss). Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.

MANAGEMENT OF CREDIT RISK

     The Company is subject to concentration of credit risk, primarily from its investments. Credit risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

REVENUE

     Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding, technology access payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of related obligations. Revenue from ongoing research and development payments is recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments will be recognized as earned. Advance payments received under any agreements in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. The Company recognized 93% of its revenue during the nine-month period ended September 30, 1999 and 87% for the same period in 1998 from collaborative partners.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

2.   EARNINGS PER SHARE

     The Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires the calculation and presentation of "Basic" and "Diluted" earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and preferred stock. Since Corixa reports a net loss, diluted earnings per share is the same as basic earnings per share because the effect of outstanding stock options, stock warrants and preferred stock being added to weighted average shares outstanding would reduce the loss per share. Therefore, outstanding stock options, stock warrants and preferred stock are not included in the calculation.

3.   COMPREHENSIVE LOSS

     For the three and nine months ended September 30, 1999 and 1998, the Company's comprehensive loss was as follows (in thousands):

                                           For the three months ended         For the nine months ended
                                         -------------------------------    ------------------------------
                                         September 30,     September 30,     September 30,    September 30,
                                              1999              1998              1999             1998
                                         ------------      ------------      ------------     ------------
Net Loss .........................            $(1,173)         $(16,271)         $(22,564)        $(22,926)
Other comprehensive income (loss):
  Unrealized holding gains
  (losses) arising during period .                (95)              225              (620)             203
                                              -------          --------          --------         --------
Total comprehensive loss .........            $(1,268)         $(16,046)         $(23,184)        $(22,723)
                                              =======          ========          ========         ========


4. BUSINESS COMBINATIONS

Acquisition of GenQuest

     On September 15, 1998, the Company acquired all of the outstanding shares of common stock of GenQuest. GenQuest is a development stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon, and ovarian cancer. While at the time of acquisition no program was at a stage beyond very early research, each identified program had specific objectives and data supporting its intended purpose in the field of oncology. Prior to the acquisition, Corixa was a stockholder in GenQuest. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $12.4 million, which consisted of 1,063,695 shares of Corixa common stock, with a market value of approximately $7.3 million, approximately $4.5 million in cash, and approximately $600,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $12.0 million, and this amount was allocated to in-process research and development (IPR&D) during the third quarter of 1998. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

  Acquired in-process research and development...........    $12,019
  Assets acquired........................................      1,083
  Liabilities assumed....................................       (662)
                                                             -------
  Total purchase price...................................    $12,440
                                                             =======


Acquisition of Anergen

     On February 10, 1999, the Company acquired all of the outstanding shares of common stock of Anergen. Anergen is a biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $9.6 million, which consisted of 1,058,031 shares of Corixa common stock, with a market value of approximately $8.7 million, approximately $200,000 in cash, and approximately $700,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $11.6 million, and this amount was allocated to IPR&D during the first quarter of 1999. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

  Acquired in-process research and development..............   $11,612
  Assets acquired...........................................     1,684
  Liabilities assumed.......................................    (3,663)
                                                               -------
  Total purchase price......................................   $ 9,663
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

     All of the foregoing estimates and projections regarding the GenQuest and Anergen acquisitions were based on assumptions Corixa believed to be reasonable at the time of the acquisitions, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, the business, operating results, and financial condition of Corixa may be adversely affected. As of the date of each acquisition, Corixa concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the Company fails in its efforts, no alternative economic value will result. If the projects fail, the economic contribution expected to be made by the IPR&D will not materialize. The risk of untimely completion includes the risk that alternative vaccines, immunotherapeutics, or diagnostics will be developed by competitors. See Factors Affecting Future Results -- "OUR TECHNOLOGY AND PRODUCT DEVELOPMENT ARE UNPROVEN."

     The following table reflects unaudited consolidated pro forma results of operations for the nine months ended September 30, 1999 which give effect to the Anergen acquisition as if it had occurred on January 1, 1999 and for the nine months ended September 30, 1998 which give effect to the Anergen acquisition and GenQuest acquisition as if each had occurred on January 1, 1998. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the respective periods. The following pro forma information does not include the one-time charges for purchased IPR&D or other transaction-related costs relating to the acquisition of Anergen or Genquest (in thousands, except per share data):

                                                  For the nine months ended
                                               --------------------------------
                                               September 30,      September 30,
                                                   1999               1998
                                               ------------       ------------
   Revenue                                        $  17,510          $  10,628
   Net loss                                       $ (12,055)         $ (19,051)
   Basic and diluted net loss per share           $   (0.83)         $   (1.37)


Acquisition of Ribi ImmunoChem Research, Inc.

     In June 1999, Corixa announced that it had signed a definitive agreement to acquire all outstanding shares of Ribi ImmunoChem Research, Inc. (Ribi). Ribi, a Hamilton, Montana-based biopharmaceutical company founded in 1981, focuses on developing novel agents that modulate the human immune response to prevent or treat certain diseases including cancer, infectious diseases and cardiovascular injury. On October 6, 1999, the purchase of Ribi was finalized. Corixa purchased Ribi for approximately $57.7 million, which consists of Corixa common stock and options to purchase Corixa common stock valued at $48.0 million, cash of $7.9 million paid by Corixa to Ribi for the redemption of Ribi Series A preferred stock and transaction costs of approximately $1.8 million. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed and purchased goodwill. The conversion of Ribi common stock into Corixa common stock has been calculated using a fixed exchange ratio of 0.1685 per share of Ribi common stock outstanding at the time of closing. All outstanding shares of Ribi Series A Preferred Stock have been redeemed in accordance with the terms of the acquisition agreement. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. Through September 30, 1999, Corixa has incurred approximately $1.0 million in pre-acquisition costs associated with this transaction, which are included in investments.

5.   STOCKHOLDERS' EQUITY

Preferred Stock

     On April 9, 1999 Corixa announced that on April 8, 1999, it entered into an agreement (the Agreement) with Castle Gate, L.L.C., a Northwest investment partnership focusing primarily on health care and biomedical companies (Castle
Gate), to provide Corixa with an equity line of credit of up to $50 million (the Equity Line of Credit). Under the Agreement, Castle Gate is obligated to provide the Equity Line of Credit to the Company for a period of two years. The Company may draw down funds pursuant to the Equity Line of Credit at its sole option and may use such funds for expenses associated with various technology or company acquisitions. When funds are drawn down under the Equity Line of Credit, the Company will issue to Castle Gate shares of Series A preferred stock (Preferred Stock) at a price of $1,000 per share and warrants to purchase shares of the Company's common stock (Common Stock). On September 24, 1999 the Company obtained shareholder approval for any additional funds that we may elect to draw under the equity line of credit, provided that each draw is a minimum of $12.5 million.

     The Preferred Stock has an annual cumulative dividend of 5% which may be paid, at the Company's option, in cash or in shares of the Company's common stock. Upon execution of the Agreement, the Company consummated an initial draw-down under the Equity Line of Credit of $12.5 million (the Initial Draw) and issued Castle Gate 12,500 shares of Preferred Stock and warrants to purchase an aggregate of up to 1,037,137 shares of common stock (the Initial Closing Warrants). Certain Initial Closing Warrants to purchase 312,500 shares have an exercise price of $8.50 per share and certain Initial Closing Warrants to purchase 724,637 shares have an exercise price of $8.28 per share. Common stock warrants valued at $4.4 million for Castle Gate are included in equity at September 30, 1999.

     On the date of the Initial Draw, the effective conversion price of the preferred stock (after allocating the portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. The discount was recorded as a preferred stock dividend valued at $5.5 million. See the Form 8-K filed by the Company on April 23, 1999.

7.   SCIENTIFIC COLLABORATION AND LICENSE AGREEMENTS

     On August 19, 1999 Corixa entered into a multi-year license and research and development funding agreement with Zenyaku Kogyo Co. Ltd., a pharmaceutical company based in Japan (Zenyaku Kogyo). The agreement covers the psoriasis immunotherapeutic product (PVAC) developed by Corixa and Genesis Research and Development Corporation (Genesis). The agreement provides Zenyaku Kogyo with exclusive rights to PVAC in Japan, while Corixa and Genesis retain exclusive rights with respect to the rest of the world.

     Under the terms of the agreement, Corixa will receive license fees, research funding and milestone payments based upon successful clinical and commercial progress, as well as a royalty stream on future product sales.

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

9. SUBSEQUENT EVENTS

     On October 7, 1999, Corixa signed a licensing and collaborative research agreement with LigoCyte Pharmaceuticals, Inc. (LigoCyte) to utilize LigoCyte technology for the development of therapeutic and vaccine products that target infections arising from Candida albicans.

     Under the terms of the agreement and related agreements, LigoCyte will receive equity funding, license fees, research funding and milestone payments based upon successful clinical and commercial progress, as well as a royalty on future product sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

o uncertainties related to the early stage of our research and development programs;

o uncertainties related to the effectiveness of our technology and the development of our products;

o our failure to acquire additional companies or technologies to expand or support the growth of our business;

o    our failure to successfully manage any future growth;

o    dependence on and management of existing and future corporate partnerships;

o our failure to establish corporate collaborations either at all or early in the development process for all aspects of product development and commercialization;

o    dependence on in-licensed technology;

o    dependence on proprietary technology and uncertainty of patent protection;

o    history of operating losses;

o    possible volatility of stock price;

o    future capital needs and uncertainty of additional funding;

o our lack of manufacturing and marketing experience and reliance on third parties to perform such functions;

o possible risks related to adverse clinical results if products including any of such technology or our other technologies such as PVAC move into or progress in clinical trials;

o existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

o impact of alternative technological advances and competition on us and the collaborative relationships between us and our corporate partners;

o the potential dilutive effect of equity purchases by SmithKline Beecham plc (SmithKline Beecham) and Castle Gate, L.L.C. (Castle Gate) to our other stockholders; and

o the impact of the GenQuest Inc. (GenQuest), Anergen Inc. (Anergen) and Ribi ImmunoChem Research, Inc. (Ribi) acquisitions and other acquisitions or equity investments, if any, in early stage companies such as ImmGenics Pharmaceuticals, Inc. (ImmGenics) and LigoCyte Pharmaceuticals, Inc. (LigoCyte) as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in our public disclosure filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, our current reports on Forms 8-K, filed with the SEC on August 9, 1999, August 18, 1999 and October 21, 1999, and Amendment One to our Registration Statement to Form S-4, filed with the SEC on August 12, 1999.

     We assume no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

     Our objective is to be a leader in the discovery and commercialization of immunotherapeutic products useful in preventing, treating or diagnosing cancer, certain infectious diseases and certain autoimmune diseases. Our strategy is to dedicate our resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations early in the development process for all aspects of product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. We believe that this research-and partner-driven approach creates significant scientific, operational and financial advantages for us and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. For the nine months ended September 30, 1999, approximately 93% of our revenue resulted from such collaborative agreements. In particular, we have entered into the following significant corporate partnerships:

o In October 1998, Corixa and SmithKline Beecham entered into a multi-field agreement which expanded our previous collaborations with SmithKline Beecham Biologicals and SmithKline Beecham Manufacturing covering tuberculosis, breast cancer and prostate cancer. The multi-field agreement includes payment for work that is performed in ovarian and colon and two chronic infectious pathogens, Chlamydia trachomitis and Chlamydia pneumoniae. The expanded collaboration agreement also allows for the selection of one additional disease field to be agreed upon at a future date. We have also granted SmithKline Beecham an exclusive worldwide license to develop, manufacture, and sell vaccine products resulting from our clinical program based on Her-2/neu for the treatment of breast and ovarian cancer as well as our preclinical program based on Mammoglobin, a novel gene product associated with breast cancer. For certain of these disease areas, we granted SmithKline Beecham certain rights to develop, manufacture and sell passive immunotherapeutic products such as T cell or antibody therapeutics and therapeutic drug monitoring products. SmithKline Beecham has committed $43.6 million to fund work in such programs through August 2002.

o In May 1999, we entered into a collaboration agreement with Zambon for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer. We granted Zambon an exclusive license to develop and sell these vaccine products and therapeutic drug monitoring products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Colombia, as well as co-exclusive rights in China. We also granted Zambon the non-exclusive right to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants. We have also agreed to supply pre-clinical and clinical grade materials as well as commercial materials to Zambon in connection with the collaboration. Under the terms of the agreement, Zambon is committed to funding work that is performed in lung cancer antigen program over the next three years.

o In June 1999, we entered into a license and collaboration agreement with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer. We granted Japan Tobacco an exclusive license to develop and sell vaccine products in the United States, Japan and all other countries not exclusively licensed to Zambon, and Japan Tobacco's rights are co-exclusive in China. We also granted Japan Tobacco an option to a nonexclusive license to formulate vaccines that may result from the collaboration in our microsphere delivery system with our proprietary protein adjuvants. We have also agreed to supply preclinical and clinical grade materials to Japan Tobacco in connection with the collaboration. Japan Tobacco may also elect to require us to supply commercial materials for products licensed to Japan Tobacco under the agreement. Under the agreement, Japan Tobacco has committed to funding the lung cancer program over the next three years. The agreement became effective on July 17, 1999.

     For the nine months ended September 30, 1999, approximately 7% of our revenue has resulted from funds awarded through government grants. As of September 30, 1999, our stockholders' equity was approximately $44.5 million.

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

     In April 1999, we entered into an agreement with Castle Gate, a Northwest investment partnership focusing primarily on health care and biomedical companies, to provide us with an equity line of credit of up to $50 million. Under this agreement, Castle Gate is obligated to provide the equity line of credit for a period of two years. We may draw down funds under the equity line of credit at our sole option and may use such funds for expenses associated with various technology or company acquisitions. When such funds are drawn down under the equity line of credit, we will issue Castle Gate shares of our Series A preferred stock at a price of $1,000 per share and warrants to purchase shares of our common stock.

     Upon execution of the Castle Gate agreement, we completed an initial draw-down under the equity line of credit of $12.5 million and a corresponding issuance to Castle Gate of 12,500 shares of Series A preferred stock and warrants to purchase a total of up to 1,037,137 shares of common stock. On September 24, 1999 we obtained stockholder approval for any additional funds that we may elect to draw under the equity line of credit. We may elect to draw down additional funds under the equity line of credit, provided that each draw is a minimum of $12.5 million. We have no present intention to make any additional draws under the equity line of credit.

     In June 1999, we announced that we had entered into an Agreement and Plan of Merger with Ribi, a Hamilton, Montana-based biopharmaceutical company founded in 1981. Ribi focuses on developing novel agents that modulate the human immune response to prevent or treat certain diseases including cancer, infectious diseases and cardiovascular injury. On September 23 and September 24, 1999, the stockholders of Ribi and Corixa, respectively, approved the merger. On October 6, 1999, the merger was completed. As a result, Ribi ceased to exist as a separate company. Corixa purchased Ribi for approximately $57.7 million, which consisted of Corixa common stock and options to purchase Corixa common stock valued at $48.0 million, cash of $7.9 million paid by Corixa to Ribi for the redemption of Ribi Series A preferred stock and transaction costs of approximately $1.8 million. The purchase price will be allocated based on the fair value of assets acquired and liabilities assumed and purchased goodwill. The conversion of Ribi common stock into Corixa common stock was calculated using a fixed exchange ratio of 0.1685 per share of Ribi common stock outstanding at the time of closing. All outstanding shares of Ribi Series A Preferred Stock were redeemed in accordance with the terms of the acquisition agreement. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

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

     We have experienced significant operating losses in each year since our inception. As of September 30, 1999, our accumulated deficit was approximately $55.8 million of which 42.3% was attributable to in-process research and development (IPR&D) associated with the acquisitions of GenQuest and Anergen. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our acquisition activities, including the expenses associated with the write-off of IPR&D, discovery, research and development programs and preclinical studies and clinical activities. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations is dependent in large part upon:

o entering into agreements with corporate partners for product discovery, research, development and commercialization;

o obtaining regulatory approvals for our products, directly or through corporate partners; and

o successfully manufacturing and marketing commercial products, either directly or through corporate partners.

     We may not be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, potentially resulting in quarters of profitability and quarters of losses. Therefore, our results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Total Revenue

     Revenue increased to $8.2 million for the three months ended September 30, 1999 from $2.5 million for the same period in 1998. This increase was primarily attributable to revenue recognition from the collaboration agreements with SmithKline Beecham, Zambon, Infectious Disease Research Institute (IDRI) and Japan Tobacco, which consisted primarily of ongoing research and development revenue. Revenue increased to $17.4 million for the nine-month period ended September 30, 1999 from $8.3 million for the first nine months of 1998. The increase in revenue for the first nine months of 1999 was due mainly to revenue recognition from the collaboration agreements with SmithKline Beecham, the lung cancer antigen discovery collaboration agreements with Zambon and Japan Tobacco and the ex vivo therapies collaboration agreement with IDRI. In the nine months ended September 30, 1998, we recognized revenue of $1.0 million in conjunction with a collaboration agreement with GenQuest while no revenue was recognized in 1999 due to the acquisition of GenQuest.

Research and Development Expenses

     Research and development expenses increased to $9.7 million for the three months ended September 30, 1999 from $6.8 million for the same period in 1998. The increase was primarily attributable to increased salaries and benefits which were a result of additional hires of research and development personnel, increased equipment depreciation and facilities expenses which are in connection with the expansion of our research efforts, higher consulting fees, outside manufacturing expenses and additional research and development expenses incurred by our subsidiaries.

     For the nine months ended September 30, 1999, research and development expenses increased to $28.4 million from $19.7 million in the same period in 1998. The increase was primarily attributable to increased salaries and benefits which were the result additional hires of research and development personnel, increased equipment depreciation and facilities expenses which are in connection with the expansion of our research efforts, higher consulting fees, outside manufacturing expenses and additional research and development expenses incurred by our subsidiaries. For the first nine months of 1998, a charge of $330,000 was recognized to reflect the expenses associated with the termination of the collaboration with CellPro. In June 1999, we recovered these expenses from CellPro in the form of cash, which has been recognized as other income.

General and Administrative Expenses

     General and administrative expenses decreased to $441,000 for the three months ended September 30, 1999, from $597,000 for the same period in 1998. The decrease in general and administrative expenses for the three months ended September 30, 1999 was the result of a decrease in patent expenses in the third quarter of 1999. For the nine months ended September 30, 1999, general and administrative expenses increased to $2.2 million from $1.8 million for the same period in 1998. The increase for the nine months ended September 30, 1999 compared to the same period in 1998 is primarily due to increased expenses related to legal fees, business development and additional administrative expenses incurred from Anergen operations. We expect general and administrative expenses to increase in the future to support the expansion of its business activities.

In-Process Research and Development

     For the nine months ended September 30, 1999, IPR&D decreased to $11.6 million from $12.0 million in the same period in 1998. The $11.6 million reflects the amount allocated to IPR&D acquired in the Anergen acquisition compared to $12.0 million in the GenQuest acquisition during 1998.

     Acquired IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective markets for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; products sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rate utilized to discount projected cash flows ranged from 38% to 55% for in-process technologies and was based primarily on venture capital rates of return and the weighted average cost of capital for Corixa at the time of acquisition.

     At the acquisition date, Anergen's IPR&D projects were potential therapies for the treatment of autoimmune diseases which focus on destroying or inactivating T cells without affecting the protective functions of the immune system, or stimulate the immune system to produce antibodies that may interfere with the presentation of self-antigens to destructive T cells. AnervaX.RA, a potential product to treat rheumatoid arthritis, is the primary product. AnervaX.RA is a synthetic peptide vaccine consisting of a small portion of the human leukocyte antigen (HLA) II molecule. AnervaX.RA is designed to elicit an immune response that interferes with the presentation of self-antigens to T cells. This immune response is intended to stimulate the production of the patient's own antibodies to a subset of the HLA molecules on the patient's antigen presenting cells. AnervaX.RA peptide vaccine has completed a 53-patient randomized Phase II double-blinded clinical trial.

     At the date of acquisition, GenQuest's primary IPR&D projects related to functional genomics technology to discover and develop novel genes and related gene products to be used in diagnosis and therapeutic monoclonal antibodies. These potential products are in the areas of prostate, breast, lung, colon and ovarian cancer.

     All of the foregoing estimates and projections were based on assumptions we believed to be reasonable at the time of the acquisition but which are inherently uncertain and unpredictable. If these projects are not successfully developed, our business, operating results, and financial condition may be adversely affected. As of the date of the acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the projects fail, the economic contribution expected to be made by the in-process research and development will not materialize. The risk of untimely completion includes the risk that alternative products will be developed by competitors. See Factors Affecting Future Results - "OUR TECHNOLOGY AND PRODUCT DEVELOPMENT ARE UNPROVEN."

Interest Income

     Interest income remained relatively constant at approximately $800,000 for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999, interest income decreased to $2.2 million from $2.4 million for the same period in 1998. The decrease in the nine months ended September 30, 1999 resulted from higher average cash balance in 1998 as compared to 1999. The 1998 average cash balance was higher as a result of the proceeds from our initial public offering which was completed on October 2, 1997.

Interest Expense

     Interest expense increased to $207,000 for the three months ended September 30, 1999 from $189,000 for the same period in 1998. For the nine months ended September 30, 1999, interest expense increased to $599,000 from $513,000 for the same period in 1998. The increase for the three-month and nine-month periods ended September 30, 1999 resulted from higher loan and capital lease financing balances.

Other Income

     Other income increased to $119,000 for the three months ended September 30, 1999 from $22,000 for the same period in 1998. The increase for the three months ended September 30, 1999 was primarily attributable to increased sublet rental income and an insurance refund. For the nine months ended September 30, 1999, other income increased to $590,000 from $272,000 for the same period in 1998. The increase for the nine months ended September 30, 1999 was attributable to increased sublet rent income, an insurance refund and proceeds received from CellPro which were associated with the recovery of expenses incurred in the termination of the collaboration with CellPro. These expenses were initially charged to research and development in the first quarter ended March 31, 1998.

Deferred Compensation

     Amortization of deferred compensation of approximately $142,000 and $264,000 was recorded in the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, deferred compensation was $596,000 and $1.1 million, respectively. Deferred compensation represents the amortization of the difference between the exercise prices of options for 645,000 shares of common stock granted during the year ended December 31, 1997 and the deemed fair value of our common stock on the grant dates. The remaining balance of $584,000 will be amortized over the rest of 1999 and the fiscal years 2000 and 2001 as the subject options vest.

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. If noncompliant systems are not modified, the result could be a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We have completed our assessment of our internal systems affected by the Year 2000 issue and anticipate that we will not be required to modify or replace significant portions of our software to cause our computer systems will properly utilize dates past December 31, 1999.

     We have completed communications, in the form of questionnaires, with our significant suppliers and customers to determine the extent to which we are vulnerable to those third parties' failure to solve their own Year 2000 issues. At this time, we do not anticipate any significant issues related to the Year 2000 with respect to our significant suppliers and customers. We intend to continue to monitor the progress of these third parties and have developed contingency plans as considered necessary. The total exposure of the Year

2000 issue is estimated to be less than $100,000 and will be funded through operating cash flows. Management does not currently expect our financial condition or results of operations to be materially adversely affected by the Year 2000 issue. However, we cannot guarantee that the systems of other companies on which our systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on us.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the issuance of equity securities, collaborative agreements and debt instruments. Our October 1997 initial public offering and preceding private placements of equity securities have provided us with aggregate proceeds of approximately $61.1 million. Through September 30, 1999, we have recognized approximately $58.5 million of revenue under corporate partnerships and grants and have drawn $9.0 million on a bank loan, $5.0 million from credit lines under collaborative agreements and $12.5 million from the issuance of Series A Preferred Stock under an equity line of credit. Through September 30, 1999 (since inception), our operations have used cash of approximately $14.4 million.

     We have invested $9.6 million in property and equipment and have acquired an additional $4.6 million of equipment through capital lease financing since inception. We expect capital expenditures to stabilize because our facility expansion was completed March 1999.

     During the nine months ended September 30, 1999, net cash provided by our operations was $141,000, compared to net cash used of $8.5 million in the same period in 1998. The positive net change in cash from operations was primarily due to advance payments received under collaborative agreements. Investing activities used $16.7 million, compared to $8.5 million over the same period in 1998 primarily due to cash invested in marketable securities and the purchase of additional Class A preferred shares of ImmGenics. Financing activities provided $14.2 million, compared to $5.4 million for the same period in 1998. The positive net change was attributable to the equity line of credit from Castle Gate and was offset by a decrease in draws and cash payments on long-term debt. As of September 30, 1999, we had approximately $55.4 million in cash, cash equivalents and securities available-for-sale compared to $45.1 million at December 31, 1998. Working capital decreased approximately $500,000 to $42.0 million at September 30, 1999 from $42.5 million at December 31, 1998.

     We believe that our existing capital resources, committed payments under our existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund our current and planned operations until at least December 2000. See Factors Affecting Future Results -- "OUR NEED FOR, AND ABILITY TO SECURE, ADDITIONAL FUNDING IS UNCERTAIN."

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

OUR STOCKHOLDERS FACE POTENTIAL DILUTION.

     Our stockholders will experience dilution if:

o we elect or are required to sell shares of our common stock to SmithKline Beecham plc under the terms of our multi-field collaboration and license agreement with SmithKline Beecham;

o we issue additional shares of our Series A preferred stock and warrants to purchase our common stock to Castle Gate in connection with additional draw-downs of funds under the Castle Gate equity line of credit; or

o we enter into additional corporate partnerships or acquire additional technologies or companies in connection with which we agree to sell shares of our capital stock.

RISKS RELATED TO THE RIBI MERGER.

INTEGRATION OF OPERATIONS MAY BE DIFFICULT AND LEAD TO ADVERSE EFFECTS.

     The anticipated benefits of the merger will depend in part on whether Corixa can integrate Ribi's operations in an efficient and effective manner. Integrating Ribi into Corixa will be a complex, time consuming and expensive process. Successful integration will require combining the companies' respective:

o    research, development and manufacturing efforts;

o    scientific cultures;

o    strategic goals;

o    business development efforts; and

o    geographically separate facilities.

     Corixa may not accomplish this integration smoothly or successfully. The diversion of the attention of management to the integration effort and any difficulties encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses. Furthermore, employee morale may suffer, Corixa may have difficulties retaining key scientific and managerial personnel.

THE MERGER WILL RESULT IN COSTS OF INTEGRATION AND TRANSACTION EXPENSES THAT COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.

     If the benefits of the merger do not exceed the costs associated with the merger, including the dilution to Corixa's stockholders resulting from the issuance of shares of Corixa common stock in connection with the merger, Corixa's financial results, including earnings per share, could be adversely affected. The combined company also expects to incur costs after completion of the merger associated with integrating the operations of Corixa and Ribi. Such costs may include:

o    elimination of duplicate operations; and

o consolidation of certain administration, support and research and development activities.

     In addition, unanticipated expenses associated with integrating the two companies may arise. We expect to incur a one-time charge currently estimated to be $26.0 million in the fourth quarter of 1999 to reflect our write-off of Ribi's in-process research and development efforts. Corixa may also incur additional charges in subsequent quarters to reflect costs associated with the merger.


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

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH OR INTEGRATE POTENTIAL FUTURE ACQUISITIONS.

     In the future, we may make additional acquisitions of complementary companies, products or technologies. Managing these acquired businesses will entail numerous operational and financial risks and strains, including:

o    difficulties in assimilating acquired operations and scientific cultures;

o    amortization of acquired intangible assets; and

o potential loss of key employees or strategic relationships of acquired entities.

     We may not be able to effectively manage our growth, and failure to do so may adversely affect our business and stock price.

WE ARE DEPENDENT ON EXISTING AND FUTURE CORPORATE PARTNERSHIPS.

     The success of our business strategy is largely dependent on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may exist as a result of this strategy. We have established significant relationships with various corporate partners, including, among others, the following:

o in October 1998, we entered into a strategic collaboration and license agreement with SmithKline Beecham for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of tuberculosis, chlamydia trachomatis infection, chlamydia pneumoniae infection, breast cancer, prostate cancer, ovarian cancer and colon cancer;

o in May 1999, we entered into a collaboration agreement with Inpharzam International S.A., a wholly-owned subsidiary of Zambon, for the research, development and commercialization (exclusively in Europe and certain South American countries and co-exclusively in China) of vaccine products aimed at the prevention and/or treatment of lung cancer; and

o in June 1999, we entered into a license and collaborative research agreement with the pharmaceutical division of Japan Tobacco, Inc. for the research, development and commercialization (exclusively in North America, Japan and all other countries not exclusively licensed to Zambon, and co-exclusively in China) of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer.

     We derived 93% of our revenue during the nine months ended September 30, 1999 and each of the years ended December 31, 1998 and December 31, 1997 from research and development and other funding under our existing corporate partnerships.

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

     Management of our relationships with our corporate partners will require:

o    significant time and effort from our management team:

o    coordination of our research with the research of its corporate partners;

o    effective allocation of our resources to multiple projects; and

o    an ability to obtain and retain management, scientific and other personnel.

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

OUR PATENT POSITION IS UNCERTAIN AND ITS SUCCESS DEPENDS ON PROPRIETARY RIGHTS.

     Our success depends in part on our ability to:

o    obtain patents;

o    protect trade secrets;

o    operate without infringing upon the proprietary rights of others; and

o    prevent others from infringing on our proprietary rights.

     We will only be able to protect our proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of September 30, 1999, we owned, licensed or optioned 72 issued United States patents that expire at various times between December 2004 and August 2016, and 156 pending United States patent applications.

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

o    enforce our issued and licensed patents;

o    protect trade secrets or know-how that we own or license; or

o determine the enforceability, scope and validity of the proprietary rights of others.

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

WE HAVE A HISTORY OF OPERATING LOSSES.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of September 30, 1999, our accumulated deficit was approximately $55.8 million, of which 42.3% is attributable to the write-off of in-process research and development costs associated with the acquisitions of Anergen and GenQuest. We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, discovery, research and development programs and preclinical studies and clinical activities. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations is dependent in large part upon:

o entering into agreements with corporate partners for product discovery, research, development and commercialization;

o    obtaining regulatory approvals for its products; and

o    successfully manufacturing and marketing commercial products.

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

OUR NEED FOR, AND ABILITY TO SECURE, ADDITIONAL FUNDING IS UNCERTAIN.

     We will require substantial capital resources in order to conduct our operations. Our future capital requirements will depend on many factors, including, among others, the following:

o continued scientific progress in our discovery, research and development programs;

o the magnitude and scope of our discovery, research and development programs;

o our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

o    progress with preclinical studies and clinical trials;

o    the time and costs involved in obtaining regulatory approvals;

o the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

o the potential need to develop, acquire or license new technologies and products; and

o    other factors not within our control.

     We intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

o    public or private equity financings;

o    public or private debt financings; and

o    capital lease transactions.

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

WE FACE INTENSE COMPETITION.

     The biotechnology and biopharmaceutical industries are intensely competitive. Many companies compete with us in developing alternative therapies to treat cancer, infectious and autoimmune diseases, including:

o    pharmaceutical companies;

o    biotechnology companies;

o    academic institutions; and

o    research organizations.

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

     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than us and our corporate partners. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, preclinical and clinical development, manufacturing and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We and our corporate partners will face competition with respect to:

o    product efficacy and safety;

o    the timing and scope of regulatory approvals;

o    availability of resources;

o    reimbursement coverage;

o    price; and

o    patent position, including potentially dominant patent positions of others.

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

WE FACE HEAVY GOVERNMENT REGULATION.

     Any products we or our corporate partners develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product we or our corporate partners develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and/or the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances:

o would adversely affect the marketing of any products we or our corporate partners develop;

o    could impose significant additional costs on us or our corporate partners;

o would diminish any competitive advantages that we or our corporate partners may attain; and

o could adversely affect our ability to receive royalties and generate revenues and profits.

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

     We are also subject to numerous federal, state and local laws, regulations and recommendations relating to:

o    safe working conditions;

o    laboratory and manufacturing practices;

o    the experimental use of animals;

o    the environment; and

o the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents.

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

     The degree of market acceptance of any products developed by us or our corporate partners will depend on a number of factors, including:

o the establishment and demonstration of the clinical efficacy and safety of the product candidates;

o    their potential advantage over alternative treatment methods; and

o    reimbursement policies of government and third-party payors.

WE FACE POTENTIAL VOLATILITY IN OUR STOCK PRICE.

     The market prices for securities of biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of our common stock may be subject to substantial volatility depending upon many factors, including:

o announcements regarding the results of discovery efforts, preclinical and clinical activities;

o    announcements regarding the acquisition of technologies or companies;

o technological innovations or new commercial products developed by us or our competitors;

o    changes in government regulations;

o    changes in our patent portfolio;

o    developments or disputes concerning proprietary rights;

o    changes in existing corporate partnerships or licensing arrangements;

o establishment of additional corporate partnerships or licensing arrangements;

o    progress of regulatory approvals;

o issuance of new or changed stock market analyst reports and/or recommendations;

o    economic and other external factors;

o    operating losses by us; and

o fluctuations in our financial results and degree of trading liquidity in our common stock.

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

WE FACE UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT AND HEALTH CARE REFORM.

     In both domestic and foreign markets, sales of our or our corporate partners' products will depend in part on the availability of reimbursement from third-party payors such as:

o    government health administration authorities;

o    private health insurers;

o    health maintenance organizations;

o    pharmacy benefit management companies; and

o    other healthcare-related organizations.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF EXISTING STOCKHOLDERS.

     As of September 30, 1999, our executive officers and directors, together with entities affiliated with them, beneficially own approximately 33.6% of our outstanding common stock together with applicable options and warrants held by such stockholders. The voting power of these stockholders could have the effect of delaying or preventing a change in control of Corixa.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As a result of Corixa's acquisition of Ribi on October 6, 1999, Corixa is now the defendant as Ribi's successor-in-interest in an ongoing environmental litigation matter related to the Bitterroot Valley Sanitary Landfill in Ravalli County, Montana.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with its initial public offering of Common Stock (the Offering) in 1997, the Company filed a Registration Statement (the
Registration Statement) on Form S-1, SEC File No 333-32147, which was declared effective by the Commission on October 2, 1997. The net offering proceeds to the Company after deducting the total expenses was $40,778,100. The entire amount of the net proceeds has been allocated for general corporate purposes, including working capital requirements of the Company. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

     In May 1999, Corixa entered into a collaboration agreement with Zambon Group spa for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer. In connection with the agreement, in July 1999 Zambon purchased $2.0 million worth of Corixa common stock at a premium to its fair market value. The stock purchase agreement allows Zambon to sell the common stock shares back to Corixa if the technology does not result in a commercial product.

     Pursuant to the Licensing Agreement, effective as of January 1, 1995, between the Company and the Dana-Farber Cancer Institute (DFCI), on September 30, 1999, the Company issued 15,151 shares of common stock to DFCI in connection with the issuance of the first patent containing claims covering the technology licensed by DFCI to the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting of the stockholders of the Company, held on September 24, 1999, holders representing a total of 10,253,614 shares of common stock entitled to vote, constituting a quorum, voted (1) to approve the merger of Ribi with and into Corixa, (2) to approve the terms of Corixa's equity line of credit with Castle Gate L.L.C. and (3) to amend Corixa's Amended and Restated 1994 Stock Option Plan to increase the shares available for issuance thereunder by 2,500,000 shares and to increase the maximum annual automatic increase in the number of reserved shares to 750,000. In connection with the approval of the merger of Ribi with and into Corixa, holders representing 10,210,288 shares of common stock present at the meeting voted in favor, 13,377 voted against and 29,949 abstained. In connection with the approval of the terms of Corixa's equity line of credit with Castle Gate L.L.C., holders representing 9,685,436 shares of common stock present at the meeting voted in favor, 535,344 voted against and 32,834 abstained. In connection with the approval of amending Corixa's Amended and Restated 1994 Stock Option Plan, holders representing 9,049,817 shares of common stock present at the meeting voted in favor, 1,163,380 voted against and 40,417 abstained.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  See Index to Exhibits.

(b)  Reports on Form 8-K.

     (1) On October 21, 1999, the Company filed a current report on Form 8-K reporting that on October 6, 1999 Corixa acquired Ribi ImmunoChem Research Inc., a Hamilton, Montana-based biopharmaceutical company founded in 1981.

     (2) On August 18, 1999, the Company filed a current report on Form 8-K reporting that on June 9, 1999 Corixa entered into an agreement and plan of merger with Ribi ImmunoChem Research, Inc., a Hamilton, Montana-based biopharmaceutical company founded in 1981.

     (3) On August 9, 1999, the Company filed a current report on Form 8-K reporting that on September 15, 1998, GenQuest, Inc. merged with and into Chinook Corporation, a wholly-owned subsidiary of Corixa Corporation. The separate corporate existence of GenQuest, Inc. ceased upon consummation of the merger.

     (4) On August 9, 1999, the Company filed a current report on Form 8-K reporting that on February 11, 1999, Yakima Acquisition Corporation, a wholly-owned subsidiary of Corixa Corporation ("Corixa") merged with and into Anergen, Inc. Anergen, Inc. is now a wholly-owned subsidiary of Corixa.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORIXA CORPORATION


November 4, 1999                        By: /s/ MICHELLE BURRIS
----------------                            ------------------------------------
DATE                                        Michelle Burris
                                            Vice President and
                                            Chief Financial Officer


EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                                         PAGE
-------                        -------------------                                         ----
  3.01     Amended and Restated Certificate of Incorporation of Corixa
           Corporation....................................................................  (A)

  3.02     Bylaws of Corixa Corporation...................................................  (A)

  4.01     Amended and Restated Investors' Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock............  (A)

  4.02     Certificate of Designation of Series A Preferred Stock of Corixa Corporation...  (C)

  4.03+    Equity Line of Credit and Securities Purchase Agreement between Corixa
           Corporation and Castle Gate, L.L.C. dated April 8, 1999........................  (C)

  4.04+    Registration Rights Agreement between Corixa Corporation and
           Castle Gate, L.L.C. dated April 8, 1999........................................  (C)

  4.05+    Standstill Agreement between Corixa Corporation and Castle
           Gate, L.L.C. dated April 8, 1999...............................................  (C)

  4.06+    Warrant Number CG-1 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999..................................................  (C)

  4.07+    Warrant Number CG-2 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999..................................................  (C)

  4.08+    Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate,
           L.L.C. upon the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement....................  (C)

  4.09+    Form of Warrant Number CG-4 to be issued by the Corixa Corporation to Castle
           Gate, L.L.C. upon the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement...........  (C)

 27.01     Financial Data Schedule........................................................

----------
(A) Incorporated herein by reference the Company's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.
(B) Incorporated by herein reference to the Company's Form S-4 (File No. 333-81939), filed with the Commission on June 30, 1999.
(C) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.
 +   Confidential treatment granted by order of the SEC on June 14, 1999.