Form 10-K
period 1999-12-31
CORIXA CORP
filed 2000-03-07
CIK 1042561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
  (MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-22891

                               CORIXA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 91-1654387
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                          1124 COLUMBIA ST., SUITE 200
                               SEATTLE, WA 98104
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (206) 754-5711
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ million as of December 31, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 18,627,225 shares of the registrant's Common Stock outstanding as of December 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

      In this Annual Report "Corixa" or the "company," "we," "us" and "our" refer to Corixa Corporation and our wholly owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this document. Actual events or results may differ materially from those discussed in this Annual Report.

      Corixa(R), AnergiX(R), Melacine(R), MPL(R) and the stylized Corixa logo are registered trademarks and AnergiX.MS(TM), AnergiX.RA(TM), AnervaX(TM), AnervaX.DB(TM), AnervaX.RA(TM), AnervaX.MG(TM), Detox(TM), Detox B-SE(TM), PVAC(TM), Ribi.529(TM)and "Powered by Corixa"(TM) are trademarks of Corixa Corporation. All other brand names, trademarks or service marks referred to in this Annual Report on Form 10-K are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

We are a research and development-based biotechnology company committed to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We are focused on immunotherapeutic products and have a broad technology platform enabling both fully integrated vaccine design and the use of our separate proprietary vaccine components--antigens, adjuvants or antigen delivery technology--on a standalone, "Powered by Corixa" basis. We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines, antigen-based products, including monoclonal antibody-based products, and novel adjuvants.

OUR ANTIGEN DISCOVERY CAPABILITY

We believe our antigen discovery capabilities, which use numerous proprietary technologies, are one of our key competitive strengths. Our ability to discover antigens allows us to select those that will work most effectively in a given vaccine. In making this selection, we focus on antigens that are recognized by the greatest percentage of individuals, stimulate the strongest immune response and are expressed by the greatest percentage of pathogen strains or tumor types. In connection with autoimmune diseases, we focus on discovering otherwise normal antigens, or auto-antigens, that may trigger autoimmune responses.

                   THROUGH A VARIETY OF PROPRIETARY METHODS,
              CORIXA IMMUNOLOGICALLY "SIEVES" FOR ANTIGENS AGAINST
          AUTOIMMUNE DISEASES, CANCER, AND OTHER INFECTIOUS DISEASES.


                                   [DIAGRAM]


                                   NOVEL AND
                                DISEASE-SPECIFIC
                                    ANTIGENS

To capitalize on our antigen discovery expertise, a majority of our scientific personnel is involved in antigen discovery. We use discovery approaches and technologies that include:

-  acquisition of normal and diseased tissue, and related cDNA and protein;

-  cDNA subtraction and analysis of differential gene expression;

-  quantitative PCR;

-  expression cloning of full-length cDNAs;

-  immunohistochemistry to determine tissue distribution of candidate antigens;
   and

-  immunological characterization of candidate antigens.

Our discovery approach also includes correlating the antigens that we discover with patient immune responses. In this way, we focus on identifying proteins that are recognized by the human immune system and therefore are antigenic. Our antigen discovery research culminates in the isolation of pathogen, tumor or auto-antigen genes that encode antigens with significant potential to be effective components of vaccines or other immunotherapeutic products.

OUR NOVEL VACCINE DESIGN

The majority of currently available vaccines trigger protective antibody responses that can destroy an invading pathogen. However, these antibody responses cannot eliminate tumors or certain infectious diseases. We believe that an effective immune response against these diseases requires the action of pathogen- or tumor-reactive T lymphocytes, or T cells. Many of our vaccine programs focus on activating specialized T cells known as cytotoxic T lymphocytes, or CTL, that have the ability to recognize and kill pathogen-infected tissue or tumor cells.

We have shown in preclinical studies that CTL can eliminate either tumors or some pathogens in situations in which antibody responses fail. These CTL not only can prevent disease if they are activated before pathogen infection, but also can eliminate disease once the infection has taken place or, in the case of cancer, once a tumor has developed. We believe vaccines that activate specific T cell responses can form the basis for a new class of products that may be used to either treat or prevent disease. Using recent advances in understanding molecular mechanisms that control how antigens are normally presented to T cells, we are designing vaccines that incorporate disease-specific antigens into biodegradable and biocompatible microspheres. We believe that these vaccines may give rise to potent CTL responses. Through our antigen discovery program, we have identified antigens from many tumor types and from infectious disease pathogens for which no vaccines currently exist.

PRODUCT CATEGORIES

We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines and other antigen-based products targeting autoimmune diseases, cancer and infectious diseases in the following product categories:

- vaccines and immunotherapeutics for certain autoimmune diseases, cancer and infectious diseases;

- adjuvants and antigen delivery systems to increase effectiveness of vaccine and immunotherapeutics; and

-  monoclonal antibody-based therapeutics and diagnostics.

Our strategy is to partner our technology with numerous developers and marketers of pharmaceutical and diagnostic products with the goal of making our potential products available to patients around the world.

VACCINES AND IMMUNOTHERAPEUTICS FOR CERTAIN AUTOIMMUNE DISEASES, CANCER AND INFECTIOUS DISEASES.

Autoimmune Disease Technology Platforms. Our autoimmune disease technology platforms currently consist of:

-  PVAC(TM) treatment;

-  AnergiX(R) complexes; and

-  AnervaX(TM) vaccines.

As an example of our unique approach to generating immunotherapeutic products, we may have identified certain immune system modulators through our adjuvant research programs. We are developing one of these immune system modulators, PVAC treatment, as a possible psoriasis therapeutic. PVAC treatment has entered Phase II clinical trials in the U.S. and elsewhere in the world. Preliminary data from a Phase I/II trial in the Philippines indicate that PVAC treatment may induce beneficial clinical responses in patients with moderate to severe psoriasis.

Our AnergiX complex-based products are in, or have completed, randomized, blinded, placebo-controlled Phase I clinical trials for the treatment of rheumatoid arthritis and multiple sclerosis. In the trials, the product was demonstrated to be safe and beneficial clinical responses were observed in several AnergiX-treated patients. Our AnervaX.RA(TM) vaccine for rheumatoid arthritis has completed an initial Phase II clinical trial that showed the product to be well tolerated and indicated that AnervaX.RA vaccine may provide clinical benefit.

Cancer and Infectious Disease Technology Platforms. In addition to our autoimmune disease technology platforms, we specialize in the discovery and development of a new class of therapeutic and prophylactic products known as T cell vaccines. Using our three-part technology platform, we design our vaccine products to force the immune system to recognize antigens in such a way that potent T cell responses result. This three-part technology platform consists of:

-  proprietary antigens;

-  proprietary adjuvants; and

-  proprietary antigen delivery systems.

In addition to our vaccine programs, we discover and develop other immunotherapeutic products for the treatment of cancer and infectious diseases. To date, these products have resulted from our core efforts in antigen and adjuvant discovery and our acquisition and in-licensing activities. We expect to continue to derive novel immunotherapies from our internal and external research efforts.

ADJUVANTS AND ANTIGEN DELIVERY SYSTEMS TO INCREASE EFFECTIVENESS OF VACCINES AND IMMUNOTHERAPEUTICS.

By combining our antigen discovery capabilities with our adjuvant and delivery technologies, we believe we can speed the development of potential therapies for the treatment or prevention of autoimmune diseases, cancer and infectious diseases. We also believe that many vaccines may be improved by including our adjuvant and delivery components, leading to multiple new products that are at least in part "Powered by Corixa."

MONOCLONAL ANTIBODY-BASED THERAPEUTICS AND DIAGNOSTICS.

We believe monoclonal antibodies directed against our antigens may be useful in the treatment of autoimmune diseases, cancer and infectious diseases. Consequently, we have entered into a number of collaborations focused on monoclonal antibody development. We intend to enter into additional collaborations with antibody companies to more rapidly develop antibody-based therapeutics derived from our novel antigen targets.

OUR STRATEGY

Our goal is to be a leader in the discovery and commercialization of products to prevent, treat or diagnose autoimmune diseases, cancer and infectious diseases. By understanding and directing the immune system, we discover and develop vaccines, antigen-based products and novel adjuvants. To accelerate the commercial development of potential new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products, we intend to establish corporate partnerships in various stages in the development process for all aspects of product development and commercialization.

The principal elements of our strategy are as follows:

BUILD AN INTEGRATED PRODUCT PIPELINE FOCUSED ON THE IMMUNE SYSTEM. We believe that providing effective vaccines for autoimmune diseases, cancer and infectious diseases can best be achieved by integrating our proprietary antigen, adjuvant and antigen delivery technologies.

BROADLY PARTNER CORE TECHNOLOGIES. Because we believe that other companies' immunotherapeutic products may be enhanced by components available from us, we seek to establish selective corporate partnerships with major commercial entities for each of our proprietary core technologies--our "Powered by Corixa" approach. Examples of these partnerships include antigen-specific collaborations aimed at generating new antibody targets, or license and supply relationships involving vaccine adjuvants, such as MPL or Detox. Both approaches enable improved immunotherapy based in part on our proprietary technologies.

ESTABLISH CORPORATE PARTNERSHIPS AT VARIOUS RESEARCH AND DEVELOPMENT STAGES. We intend to enter into corporate partnerships at various stages in the research and development process. For those potential products that show promise in the preclinical or clinical stage, we usually will seek a corporate partner prior to initiating Phase II clinical trials. In the case of some technologies or potential products, we may choose to retain development rights with the intent to partner such products at a later stage. By partnering later in the development process, we may increase our potential downstream participation in product sales. We believe this active corporate partnering strategy provides four distinct advantages:

- it focuses on our fundamental strength in immunotherapeutic product discovery;

- it capitalizes on our corporate partners' strengths in product development, manufacturing and commercialization;

- it may enable us to retain significant downstream participation in product sales; and

-  it significantly reduces our financing requirements.

SELECTIVELY ACQUIRE OR IN-LICENSE COMPLEMENTARY TECHNOLOGY. In addition to developing technology internally, we have in-licensed several significant product opportunities. We intend to continue to pursue such in-licensing efforts, and also intend to continue to evaluate selected acquisitions of companies with complementary technologies. We believe our existing technology and product base may be expanded by such efforts and that such acquisitions may lead to additional commercial opportunities.

CLINICAL PROGRAMS

AUTOIMMUNE DISEASES

We have five clinical programs in various stages of clinical testing in a number of autoimmune diseases that are considered important targets for new disease therapy. These five programs are:

- MPL(R) adjuvant, our vaccine adjuvant, is currently undergoing Phase III testing in Europe for use in allergy vaccines marketed by Allergy Therapeutics and is sold on a named-patient basis in Germany;

- PVAC(TM) treatment, an immunomodulator for the treatment of moderate to severe psoriasis, is in Phase II testing;

- AnergiX.RA(TM) complex, an MHC-class II molecule loaded with a collagen peptide for the treatment of rheumatoid arthritis, is licensed worldwide to Organon and has now completed a Phase I/II clinical trial;

- AnergiX.MS(TM) complex, an MHC-class II molecule loaded with a multiple sclerosis-associated peptide for the treatment of multiple sclerosis, has completed a Phase I/II clinical trial; and

- AnervaX.RA(TM) vaccine, a peptide vaccine for the treatment of rheumatoid arthritis, is the subject of a completed Phase II clinical trial.

CANCER

We are moving four of our novel therapeutic cancer vaccines through clinical development. These four products, in various stages of human testing, are:

- Melacine(R) vaccine, a melanoma vaccine for treatment of late-stage melanoma, with distribution rights exclusively held by Schering-Plough, is currently approved for use in Canada and is in U.S. Phase III testing;

- Detox(TM) adjuvant, a novel vaccine adjuvant contained in both Melacine and Biomira's Theratope vaccine, is currently undergoing Phase III testing for breast cancer;

- Her-2/neu vaccine, for breast and ovarian cancer, is licensed worldwide to SmithKline Beecham, and is in Phase I testing; and

- Muc-1 synthetic peptide vaccine, is currently undergoing an investigator-sponsored trial in pancreatic cancer at the University of Pittsburgh and incorporates our MPL vaccine adjuvant.

INFECTIOUS DISEASES

Our partners are currently evaluating our adjuvants in a new generation of adult and pediatric vaccines designed to be more safe and effective and to protect against a broader range of diseases. The MPL(R) adjuvant is our flagship adjuvant. It is a derivative of the lipid A molecule found in gram-negative bacteria, and is a potent immunostimulant. Licenses for MPL adjuvant have been granted to SmithKline Beecham and Wyeth-Lederle Vaccines for development in over twenty-five disease targets. Vaccines that incorporate MPL adjuvant are now in late-stage clinical trials against the following diseases:

-  herpes virus;

-  hepatitis B virus;

-  human papilloma virus;

-  malaria; and

-  respiratory syncytial virus.

OUR PRODUCTS IN DEVELOPMENT

We have a number of products in various stages of development, many of which are the subject of collaborations with corporate partners. The following table sets forth the potential application(s) for a particular product, its present stage of development and the identity of our corporate partner, if any.

 PRODUCTS                    DISEASE/INDICATION       DEVELOPMENT STAGE        PARTNER(S)
------------------------------------------------------------------------------------------------------
 AUTOIMMUNE DISEASES

 MPL(R) adjuvant             Enhance efficacy of      Phase III                Allergy Therapeutics
                             certain allergy
                             vaccines
 PVAC(TM) treatment          Moderate to severe       Phase II                 Zenyaku Kogyo (Japan
                             psoriasis                                         only)
 AnergiX.RA(TM) complex      Rheumatoid arthritis     Phase I/II               Organon
 AnergiX.MS(TM) complex      Multiple sclerosis       Phase I/II               Unpartnered
 AnervaX.RA(TM) vaccine      Rheumatoid arthritis     Phase I/II               Unpartnered
 MPL(R) adjuvant             Enhance efficacy of      Preclinical              SmithKline Beecham
                             certain allergy                                   holds co-exclusive
                             vaccines                                          rights
 AnergiX.MG(TM) complex      Myasthenia gravis        Research                 Unpartnered
 AnervaX.DB(TM) vaccine      Type I diabetes          Research                 Unpartnered
------------------------------------------------------------------------------------------------------
 CANCER
 Melacine(R) vaccine         Stage IV malignant       Approved in Canada;      Schering-Plough
                             melanoma                 Phase III in U.S.
 Melacine(R) vaccine         Stage II malignant       Phase III                Schering-Plough
                             melanoma
 Detox(TM) adjuvant          Adjuvant component in    Phase III                Biomira holds exclusive
                             Theratope(R)                                      rights for certain
                             therapeutic vaccine for                           antigens; other targets
                             breast cancer                                     unpartnered
 Her-2/neu vaccine           Late stage breast and    Phase I                  SmithKline Beecham
                             ovarian cancer
 Muc-1 vaccine               Epithelial tumors        Phase I                  Unpartnered
 Mammaglobin vaccine         Breast cancer            Preclinical              SmithKline Beecham
 WT-1 vaccine                Leukemia                 Preclinical              Unpartnered
 Novel cancer vaccine        Prostate cancer          Preclinical              SmithKline Beecham
 MPL(R) adjuvant             Enhance efficacy of      Preclinical              SmithKline Beecham
                             certain cancer vaccines                           holds certain exclusive
                                                                               rights for certain
                                                                               antigens
 Ribi.529(TM) adjuvant       Enhance efficacy of      Preclinical              Unpartnered
                             cancer and infectious
                             disease vaccines
 Novel cancer vaccines       Breast, colon and        Research                 SmithKline Beecham
                             ovarian cancer
 Novel cancer vaccine        Lung cancer              Research                 Pharmaceutical division
                                                                               of Japan Tobacco;
                                                                               Zambon Group
 Novel cancer vaccine        Leukemia/lymphoma        Research                 Unpartnered
 Microsphere-based antigen   Lung cancer              Research                 Zambon Group holds
 delivery and LeIF adjuvant                                                    certain license rights
 Microsphere-based antigen   Enhance efficacy of      Research                 Japan Tobacco and
 delivery and LeIF adjuvant  multiple cancer and                               SmithKline Beecham each
                             infectious disease                                hold certain option
                             vaccines                                          rights
------------------------------------------------------------------------------------------------------

 PRODUCTS                    DISEASE/INDICATION       DEVELOPMENT STAGE        PARTNER(S)
------------------------------------------------------------------------------------------------------
 INFECTIOUS DISEASES
 MPL(R) adjuvant             Enhance efficacy of      Phase I, II and III      Partnered for certain
                             certain infectious                                diseases with
                             disease vaccines                                  SmithKline Beecham;
                                                                               Wyeth-Lederle Vaccines
 Novel infectious disease    Human leishmaniasis      Phase I                  Unpartnered
 vaccine
 Novel infectious disease    Tuberculosis             Preclinical              SmithKline Beecham
 vaccine
 Novel infectious disease    Chlamydia trachomitis    Research                 SmithKline Beecham
 vaccines                    and Chlamydia
                             pneumoniae
 Novel infectious disease    Herpes virus             Research                 Unpartnered
 vaccine
 Candida antibody and        Systemic and vaginal     Research                 Unpartnered
 vaccine products            yeast infections
 Diagnostic                  Visceral leishmaniasis   Commercialized,          Several companies
                                                      development
 Diagnostic                  Chagas' Disease          Commercialized           Diamed
 Reference laboratory        Certain tick-borne       Commercialized           Imugen
 diagnostic                  diseases
 Rapid diagnostic test       Tuberculosis             Commercialized           ICT Diagnostics, a
                                                                               subsidiary of AMRAD
 Rapid diagnostic test       Tuberculosis             Development              Abbott Laboratories
------------------------------------------------------------------------------------------------------

 OTHER PARTNERED PROGRAMS
 Adoptive Immunotherapy      Multiple cancers         Phase I                  Unpartnered
 Cancer gene therapy         Multiple cancers         Preclinical              Introgen Therapeutics
 (MDA-7)
 RC-552                      Ischemia-reperfusion     Preclinical              Unpartnered
                             injury
 Phototherapeutics           Undisclosed              Research                 QLT PhotoTherapeutics
 Certain vaccine and         Various indications      Diagnostics are          Heska
 diagnostic technologies                              commercialized;
 for companion animal                                 vaccines are in
 health                                               research
 Other diagnostic products   Multiple cancers         Research                 Unpartnered
---------------------------

------------

In the column entitled "Development Stage":

- "Research" means the discovery or creation of prototype products and includes antigen discovery and characterization;

- "Development" means testing of prototype diagnostic assays in a particular format and testing of such products;

- "Preclinical" means product scale up, formulation and further testing in animals, including toxicology;

- "Phase I" indicates products that are currently in Phase I clinical trials, performed to evaluate the safety of a vaccine and its ability to stimulate an immune response;

- "Phase I/Phase II" indicates products that are currently in Phase I/Phase II clinical testing, being tested to determine safety and efficacy;

- "Phase III" indicates products that are currently in Phase III clinical testing, being tested to determine efficacy; and

- "Commercialized" indicates sales to third parties for use in diagnostic applications, which have resulted in immaterial revenues to date.

PRODUCT PIPELINE AND DEVELOPMENT STATUS

AUTOIMMUNE DISEASE

MPL(R) ADJUVANT FOR ALLERGY DESENSITIZATION. Allergies caused by grasses, trees and house dust mites afflict an estimated 20% of the population in developed countries. Allergy Therapeutics Ltd., or ATL, and SmithKline Beecham have each licensed certain rights to our MPL adjuvant for use in allergy desensitization products. Under the terms of the agreements with ATL and SmithKline Beecham, we may not grant further rights to MPL adjuvant for allergy products. Initial targets for the ATL collaboration will be products for relieving allergic symptoms caused by pollens from grasses, trees and house dust mites. Although current desensitization methods offer some relief to most allergy sufferers, we believe the addition of MPL adjuvant may allow the development of more effective, faster and more easily administered allergy treatments.

In October 1999, ATL presented data from its initial Phase II multi-center trials for use of the MPL adjuvant in its allergy product for grass at the Allergie 2000 meeting in Munich, Germany. The results suggested that the addition of MPL adjuvant to desensitization products may result in a more rapid response to treatment, fewer treatments with decreased dosages, and a higher response rate. Phase II and Phase III trials are ongoing in which ATL is assessing immunologic parameters and safety. In October 1999, ATL launched allergy products containing MPL adjuvant on a named-patient basis in Germany.

PVAC(TM) TREATMENT FOR PSORIASIS. Psoriasis is a dermatological disorder that afflicts approximately one to two percent of the North American and European populations. The disease is characterized by chronic inflammatory lesions with red, scaling plaques and is believed to be an autoimmune phenomenon initiated by T cells. In collaboration with Genesis Research and Development Corporation, we are currently testing PVAC treatment for use as an immunotherapeutic product for psoriasis. PVAC treatment is based on a proprietary process and formulation derived from heat-killed Mycobacterium vaccae. We hold exclusive rights under SR Pharma's intellectual property portfolio for the use of Mycobacterium vaccae-derived products to treat psoriasis and certain other autoimmune diseases. Following encouraging results from a pilot, uncontrolled trial performed in the Philippines, in early 2000 we initiated Phase II studies for PVAC treatment in the U.S., Brazil and the Philippines.

ANERGIX(R) COMPLEX. Each AnergiX complex is an MHC-class II molecule loaded with a disease-specific peptide. We currently have two forms of AnergiX complex, AnergiX.RA(TM) complex for the treatment of rheumatoid arthritis and AnergiX.MS(TM) complex for the treatment of multiple sclerosis.

Rheumatoid arthritis, or RA, is a chronic, progressive autoimmune disease characterized by progressive joint destruction, deformity and disability. The disease affects more than 8 million people world-wide. Most drugs approved for use in RA treat the symptoms of the disease, not the underlying cause of RA. In collaboration with Organon, we have recently completed a randomized placebo-controlled Phase I/II clinical trial of AnergiX.RA(TM) complex in patients with advanced RA. Data from an interim analysis of this study were presented at The American College of Rheumatology meetings in November 1999. This interim analysis demonstrated that AnergiX.RA complex was well tolerated and indicated potential clinical benefit at the two top dose levels studied. The interim results also indicated that clinical results were most pronounced in patients who had peripheral blood T cells capable of recognizing the synthetic collagen peptide present in the AnergiX.RA complex.

Multiple sclerosis is an autoimmune disease in which the body's T cells recognize the outer covering of nerves in the central nervous system as foreign and attempt to destroy this protective neural covering. The severity of the disease fluctuates and can lead to progressive impairment of mobility and paralysis. There are more than 600,000 multiple sclerosis patients in the world. In 1998, we completed a randomized placebo-controlled Phase I/II clinical trial of AnergiX.MS complex in patients with secondary progressive multiple sclerosis, or MS. Results of this trial indicated that the product was well tolerated, caused no generalized immune suppression and demonstrated some evidence of clinical efficacy. We are currently seeking a partner for AnergiX.MS complex prior to initiating additional Phase II trials.

The AnergiX(R) complex products that have been evaluated in clinical trials to date are natural products. Due to the high cost of manufacture, such natural products are likely to be difficult to commercialize. Our scientists have developed recombinant forms of AnergiX complex products that may be far less expensive to produce and that have demonstrated efficacy in in vitro and in vivo models of autoimmune disease. We intend to select one of these recombinant solutions for use in continuing and expanding clinical evaluation of AnergiX complex products.

ANERVAX.RA(TM) VACCINE. AnervaX.RA vaccine is a therapeutic peptide vaccine for treatment for advanced rheumatoid arthritis, or RA. While results of a 53-patient randomized placebo-controlled Phase I/II study demonstrated that the product was well tolerated and reduced disease severity in several patients, our scientists have been working to improve the AnervaX.RA vaccine formulation prior to continuing clinical evaluation. We believe the addition of one of our proprietary adjuvants to the AnervaX.RA vaccine may improve its efficacy in animal models of autoimmune disease. We are currently reformulating this peptide vaccine to incorporate this novel adjuvant technology and are seeking to partner this program before entering into additional clinical trials.

ANERGIX.MG(TM) COMPLEX. This potential product would be used as therapy for mysasthenia gravis. Mysasthenia gravis is a progressive neurological disorder in which patients mount a T cell response directed against a critical neurotransmitter receptor that is involved in the transfer of nerve cell impulses into muscular contractions.

ANERVAX.DB(TM) VACCINE. The majority of patients with Type I diabetes express a particular MHC class II gene product. AnervaX.DB vaccine is a peptide vaccine based on the structure of the diabetes associated MHC class II gene product. It is thought administration of such vaccine to patients might result in an immune response that inhibits auto-antigen presentation to T cells in diabetic patients. The product is currently in preclinical experimentation in animal models of diabetes.

CANCER

MELACINE(R) VACCINE. Melanoma, if not detected and treated early, can be highly metastatic and is the most deadly form of skin cancer. Death due to malignant melanoma is usually caused by complications after the disease has spread to the lungs, liver, brain or other organs. Primary skin tumors are removed by surgery. Current standard therapy includes surgery and observation as follow-up for primary skin tumors.

Our Melacine melanoma vaccine, a potential therapeutic for the treatment of melanoma, has been approved for commercial sale in Canada. Melacine vaccine consists of lysed (broken) cells from two human melanoma cell lines combined with our proprietary Detox(TM) adjuvant. Detox adjuvant includes MPL adjuvant and mycobacterial cell wall skeleton, both of which activate the human immune system in the context of vaccination. Melacine vaccine is administered as a two-shot vaccination once a week for five weeks. In addition, patients may receive a second course of therapy and maintenance therapy of one vaccination a month. We have granted worldwide distribution rights for Melacine vaccine to Schering-Plough Corporation, a leader in cancer therapy.

In February 2000, the Southwest Oncology Group released preliminary data from a Phase III study, designed to determine the ability of Melacine vaccine to prevent recurrence of disease in patients with Stage II melanoma with primary skin tumors between 1.5 and 4 mm in depth. The study compared 346 patients who had skin tumors surgically removed and were treated with Melacine vaccine to 343 patients who had tumors removed followed by observation but received no Melacine vaccine.

Patient accrual in this study was completed in late 1996. Eighty-nine of the patients, some from the treatment group and some from the observation group, were later determined to be ineligible for the study, in most cases because tumor size was either less than 1.5 mm (41 cases) or greater than 4 mm (23 cases) in depth.

The evaluation of disease-free survival was performed on both the eligible patients and on all 689 randomized patients (the intent-to-treat population). An analysis of the eligible patient population found no statistically significant difference in disease-free survival between the patients randomized to be treated with Melacine vaccine and patients randomized to observation alone. However, the results of the intent-to-treat analysis on the total population indicated there was a statistically significant difference in disease-free survival between the patients treated with Melacine vaccine and patients randomized to observation alone (p=0.04). The majority of adverse events reported were mild to moderate with local injection site reaction as the primary toxic event.

An additional Phase III study is currently underway comparing the survival of 300 patients with Stage IV melanoma randomized either to receive Melacine vaccine plus Intron A, which is recombinant interferon alpha-2b supplied by Schering-Plough, or Intron A alone. This study was initiated in early 1996, and patient accrual was completed in January 2000. Intron A received FDA approval in late 1995 for use in melanoma patients at high risk of recurrence after surgical removal of primary disease. Analysis of disease recurrence for this study is expected to begin by the second quarter of 2000.

In the first quarter of 1998, we filed a license application for Melacine vaccine with the European Agency for the Evaluation of Medicinal Products. We withdrew the application in November 1998 after the European Agency requested additional clinical and product data, and we preserved the right to refile the application later with the requested data. We intend to determine after all Melacine vaccine clinical data is available and has been analyzed whether to submit any additional product approval applications, including a Biological License Application in the United States or a license application in Europe.

DETOX ADJUVANT. Detox adjuvant is a composition which we believe activates the human immune system in the context of vaccination. Human clinical data have been published that demonstrate that one of our formulations of Detox adjuvant, Detox B-SE(TM) adjuvant, may play an important role in generating an immune response with Biomira, Inc.'s line of Theratope therapeutic cancer vaccines. Biomira has licensed Detox B-SE(TM) adjuvant for the clinical development and potential commercialization of Theratope products. In 1996, Biomira announced that final Phase II clinical data indicated that its Theratope product for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. Biomira announced in November 1998 the start of a pivotal Phase III trial to evaluate the efficacy of Theratope therapeutic vaccine in treating metastatic breast cancer. Biomira has announced that the study will include 75 to 80 centers worldwide studying approximately 900 evaluable patients. Primary endpoints for the study are time to disease progression and survival.

HER-2/NEU VACCINE. Her-2/neu is a protein that is normally expressed at very low levels by cells of the breast, ovaries, skin, lung, liver, intestines, and prostate. In some of these cases, the Her-2/neu protein is expressed at an elevated level by tumor cells derived from these tissues. Accordingly, we believe it to be an appropriate candidate for a vaccine antigen. As a result, we are currently conducting a number of Phase I clinical trials designed to test the effects of various Her-2/neu vaccine product formulations. These trials are evaluating peptide vaccines based on the Her-2/neu antigen for treatment of breast and ovarian cancer. The clinical studies are intended to test primarily the safety of the vaccines, but are also designed to measure the induction of immune responses to the Her-2/neu antigen. One of these trials also involves the use of our proprietary microsphere antigen delivery system. Our Her-2/neu vaccine program is included in our current collaboration and license agreement with SmithKline Beecham.

MUC-1 VACCINE. Muc-1 is a polypeptide antigen that is expressed on multiple tumor types. Although also expressed on normal tissue, we believe that the antigen's altered structure on tumor cells may make it more recognizable by T cells. Accordingly, we believe it is a potential candidate for a vaccine antigen. As a result, we helped sponsor a Phase I dose escalation trial of a Muc-1 peptide vaccine at the University of Pittsburgh in breast, colon and pancreatic cancer patients. Further, dose escalation is continuing in a current Phase I clinical trial at the University of Pittsburgh in pancreatic cancer patients.

We are currently engaged in discovery of antigens for many of the world's most widespread forms of cancer, including breast, prostate, lung, colon and ovarian carcinoma and leukemia. According to the American Cancer Society, or ACS, the number of new cases projected for these six diseases in 1999 was more than 3.2 million patients worldwide, with just over 21%, or 677,300, of these estimated to occur in the United States. Most of these patients undergo chemotherapy, radiation therapy and surgery, yet the vast majority is likely to relapse with malignant disease within ten years following surgery. We believe that our vaccines will initially be useful in those patients who have undergone such therapies. Our breast, prostate, colon and ovarian cancer antigen discovery programs are the subject of our current collaboration and license agreement with SmithKline Beecham.

We have identified many gene sequences that may be either uniquely expressed or markedly over-expressed in solid tumors. We have filed patent applications on a significant portion of these tumor gene sequences. We are also continuing to analyze the immunological characteristics of these and other gene sequences with the goal of selecting several antigens for use in vaccines for each of breast, ovarian, colon and prostate carcinoma.

Building on our progress in cancer antigen discovery, we have initiated additional discovery programs in several other tumor types, including lung cancer and leukemia. According to the ACS, lung cancer remains the most common cancer in terms of both worldwide incidence (1.0 million new cases) and mortality (920,000 deaths) based on data for 1990, the latest statistics available. These ACS statistics predicted that for the United States, an estimated 171,600 new cases would be diagnosed in 1999 and an estimated 158,900 people would die in 1999 from the disease. For leukemia, 30,200 new cases were projected by the ACS to arise in the United States in 1999, with 22,100 deaths predicted in the United States in 1999. Due to the magnitude and severity of these diseases and the lack of effective therapies, we have begun antigen discovery and vaccine development efforts for lung cancer and leukemia using approaches similar to those we use in other cancers. Our lung cancer antigen discovery program is the subject of our May 1999 collaboration agreement with Zambon Group and our June 1999 collaboration agreement with the pharmaceutical division of Japan Tobacco. In addition to our internal discovery efforts for leukemia, we have in-licensed a novel and patented gene from the Massachusetts Institute of Technology for potential development in a leukemia vaccine. The gene, known as WT-1, is expressed in a significant percentage of most leukemias and may, therefore, be useful as a vaccine antigen.

INFECTIOUS DISEASES

MPL ADJUVANT IN INFECTIOUS DISEASE VACCINES. A number of our partners are currently evaluating our adjuvants for use in infectious disease vaccines. SmithKline Beecham and Wyeth-Lederle Vaccines are evaluating MPL adjuvant in a generation of adult and pediatric vaccines designed to protect against a broader range of diseases. Vaccines that incorporate MPL adjuvant are currently in clinical trials against herpes virus, hepatitis B virus, human papilloma virus, malaria and respiratory syncytial virus.

In December 1998, SmithKline Beecham Biologicals announced Phase III safety and efficacy results of a hepatitis B vaccine containing our MPL adjuvant. This vaccine was developed to address low or non-responding patients to SmithKline Beecham's current hepatitis B vaccine, Engerix-B. Engerix-B is currently the world's leading hepatitis B vaccine, over 450 million doses having been distributed worldwide. The new vaccine combines the antigen from Engerix-B with SmithKline Beecham's adjuvant, SBAS4, which contains our MPL adjuvant.

In the clinical trial in non-responders comparing Engerix-B with the new vaccine, investigators measured seroconversion rates (protective antibody levels) one month after each of three vaccine doses; at zero, one and six months. After the first dose, 78% of the group given the new vaccine seroconverted versus 59% of the Engerix-B group. After two doses, 96% versus 76% seroconverted. After the third and final treatment, 98% of patients receiving the vaccine containing MPL adjuvant seroconverted compared to only 81% of patients given Engerix-B.

In a multicenter study in normal individuals, vaccination with Engerix-B containing MPL adjuvant resulted in greater than 98% of vaccinated subjects achieving protective anti-hepatitis B antibody levels after just two doses, whereas three doses of the current Engerix-B product were required to obtain a similar level of protection.

In addition to the hepatitis B vaccine, our MPL adjuvant is included in a number of other vaccines under development by SmithKline Beecham. SmithKline Beecham is currently conducting a Phase III clinical trial of a genital herpes vaccine containing MPL adjuvant. Also, SmithKline Beecham has begun clinical trials against genital warts, malaria and respiratory syncytial virus using vaccines that include MPL adjuvant.

SmithKline Beecham's experience with MPL adjuvant-containing vaccines includes 10,000 subjects receiving over 25,000 doses, and SmithKline Beecham has reported positive safety and immunogenicity results. In addition, Wyeth-Lederle Vaccines is in clinical development of a pediatric combination vaccine that contains MPL adjuvant.

LEISHMANIASIS VACCINE. Leishmaniasis is a skin and visceral disease endemic in South America, Northern Africa, the Middle East and the Indian sub-continent, and according to the World Health Organization, or WHO, kills more than 500,000 people each year, including many small children. Leishmaniasis is caused by the parasite Leishmania, which is carried by sand flies. A prototype leishmaniasis vaccine containing antigens discovered by us has been tested on a compassionate-use basis in Phase I clinical trials in a small number of leishmaniasis patients in Brazil. We currently intend to conduct a larger Phase I/II clinical trial in Brazil.

TUBERCULOSIS. Mycobacterium tuberculosis, or Mtb, infection causes more deaths than any other infectious disease in the world. According to the National Institute of Allergy and Infectious Diseases, an estimated 1.7 billion people are infected with Mtb, including approximately 15 million people in the United States. Any of these people may develop active tuberculosis during some stage of their lives. Each year, approximately 8 million people worldwide contract active tuberculosis, and an estimated 3 million die each year from the disease. Statistics from the Centers for Disease Control, or CDC, show 21,337 active tuberculosis cases in 1996. In addition, the WHO estimates more than 50 million people worldwide may be infected with drug-resistant strains of Mtb. Our goal is to develop specific vaccines for both conventional and drug-resistant strains of Mtb.

From more than 100 candidate Mtb gene products, we have identified as candidate vaccine antigens a number of antigens that specifically trigger appropriate helper T cell responses in vitro. The Mtb gene products are the subject of several of our patent applications covering composition of matter and vaccine and diagnostic methods of use. We selected several of the candidate vaccine antigens for skin-testing in both infected-healthy and infected-diseased individuals in South America to determine which of these antigens are recognized by patients' immune systems. Based on results from these tests and continued analysis of patient T cell responses in vitro, we have begun preclinical studies for both therapeutic and prophylactic vaccines in mouse, guinea pig and monkey models of Mtb infection. Our goal in conducting these preclinical studies is to select a vaccine candidate for Phase I clinical trials. We are currently targeting initiation of Phase I clinical trials in early 2001.

CHLAMYDIA TRACHOMITIS. Chlamydia trachomitis, or C. trachomitis, causes the most common sexually-transmitted disease in the United States. Although the disease can be transmitted during sexual contact with an infected partner, the disease is often not diagnosed and treated until complications develop. Studies show that as many as 85% of women and 40% of men with chlamydial infections have no symptoms whatsoever. The CDC estimates that in the United States alone, over 4 million new cases arise each year. The highest rates of chlamydial infections are among 15 to 19 year olds, regardless of demographics or geographic location. Complications from the disease include Pelvic Inflammatory Disease, a serious cause of infertility among women of childbearing age. Further, a woman may pass the infection to her newborn during delivery, with subsequent neonatal eye infection or pneumonia. The WHO estimates that worldwide, approximately 89 million C. trachomitis infections occurred in 1997 alone. We are currently engaged in the identification of C. trachomitis antigens for use in a preventative vaccine for this pathogen. This program is one of the three infectious disease programs covered under our current collaboration and license agreement with SmithKline Beecham.

CHLAMYDIA PNEUMONIAE. Chlamydia pneumoniae, or C. pneumoniae, is a major cause of pneumonia, bronchitis and sinusitis. C. pneumoniae is a human pathogen transmitted by the respiratory route. Retrospective studies made using serum bank investigations indicate that C. pneumoniae infection is as prevalent today as it was in 1963. According to the CDC, more than half of the adults in the United States and many other countries worldwide have antibodies specific to C. pneumoniae, indicating widespread prior infection. The incidence of pneumonia in the United States is about one in 80 persons each year, and virtually everyone is infected at some point in life, with reinfection common. Importantly, the CDC reports that one effect of C. pneumonaie infection is atherosclerosis. Seroepidemiological studies have associated C. pneumoniae infection with the related conditions of coronary artery disease, myocardial infarction and cerebrovascular disease. The association of C. pneumoniae with atherosclerosis has been corroborated by the presence of the organism in atherosclerotic lesions throughout the arterial tree, and the near absence of the organism in healthy arterial tissue. We are now currently engaged in the discovery of C. pneumoniae antigens for use in a preventative or therapeutic vaccine for this pathogen. This program is one of the three infectious disease programs covered under our current collaboration and license agreement with SmithKline Beecham.

OTHER INFECTIOUS DISEASES. We are also engaged in antigen discovery and vaccine development for infections stemming from Herpes Virus (Type 1 and Type 2) and Candida. Systemic and vaginal Candida infections are a recurring and serious problem for many people on a worldwide basis. We are collaborating with an early-stage biotechnology company, LigoCyte Pharmaceuticals, to develop a novel therapeutic antibody for use in hospital-based systemic infections, and a vaccine that might be effective in reducing the incidence of vaginal candidiasis in the subset of women who suffer from this infection on a recurring basis. We believe our antigen discovery technology will be useful in identifying antigens for use in vaccines that may either prevent or treat the widespread diseases caused by Herpes Virus and Candida, which afflict over 100 million people worldwide. Our efforts in Herpes Virus and Candida are currently in early stage research.

OTHER PRODUCTS IN DEVELOPMENT

ADOPTIVE IMMUNOTHERAPY PRODUCTS. T cells, particularly CTL, are generally believed to be essential to protective immunity against cancer. As a result, for many years scientists and clinicians have studied the potential of growing a patient's own CTL or antigen presenting cells, or APC, outside the body, or ex vivo, and then using those CTL or APC in treating the patient's advanced cancer. CTL grown ex vivo have been shown to be effective in shrinking and/or eliminating tumors, both in animal models and in clinical trials. This therapeutic approach, called adoptive immunotherapy, is limited by the difficulty in growing sufficient numbers of tumor antigen reactive CTL or APC ex vivo for re-infusion into cancer patients. We believe that several of our core technologies may be useful in developing adoptive immunotherapy procedures for cancer treatment, and we have identified several tumor antigens that we or our corporate partners may use to stimulate in vitro growth of tumor-reactive CTL. In addition, we have demonstrated that our microsphere and adjuvant technologies enhance the in vitro generation and growth of tumor antigen reactive CTL. We intend to pursue research and corporate partnership opportunities in the field of adoptive immunotherapy of cancer. In March 1999, we entered into a research agreement with the Infectious Disease Research Institute, or IDRI, pursuant to which IDRI will provide us grant funding for three years to fund research and development of adoptive immunotherapy products for the treatment of cancer.

CANCER GENE THERAPY. In recent years a number of so-called tumor suppressor genes have been discovered. The expression of such genes in tumor cells leads to elimination of the malignant phenotype and a return of the tumor cell to a state resembling a normal tissue cell, under the control of cellular processes that keep the cell from entering a state of rapid division or malignancy. We obtained rights to a particular tumor suppressor gene, called MDA-7 following our acquisition of GenQuest in 1998. Expression of MDA-7 in tumor cells stops tumor cell growth both in both test tube and animal experiments. In 1999, we licensed the MDA-7 gene to Introgen Therapeutics for use in gene therapy applications of the treatment of cancer.

CARDIOPROTECTANT. Ischemia-reperfusion injury is damage that can occur in tissue during the oxygen deprivation of interrupted blood flow, or ischemia, and when blood flow is restored after, for example, a heart attack or a planned event such as cardiovascular surgery, angioplasty or organ transplantation. Paradoxically, restoring blood flow to ischemic tissue may induce a complex series of events leading to both reversible and irreversible tissue damage beyond any damage that may have occurred during the ischemic period. It is believed that a significant factor in reperfusion injury is the generation of free radical molecules, which attack and damage cardiac tissue. The injury can result in a number of complications, including tissue death, depression of heart function, irregular heart beat and in some cases, death. Our synthetic chemistry program has generated a novel cardioprotectant, RC-552, which we have demonstrated in preclinical studies to be fast acting and potent. Potential clinical applications for RC-552 cardioprotectant may include coronary artery bypass graft surgery, aortic valve replacement, angioplasty, non-cardiac surgery in high-risk patients, unstable angina, acute myocardial infarction thrombolytic therapy and organ transplantation.

ANIMAL HEALTH PRODUCTS. We believe that certain of our human vaccine and diagnostic products also may have applications in the diagnosis and treatment of disease in animals. For instance, leishmaniasis can infect dogs. Europe is the primary market for products targeting this disease in animals. We are currently collaborating with Heska, a developer and marketer of companion animal diagnostics and therapeutics, to develop and commercialize diagnostics and vaccines for leishmaniasis in dogs.

CORE TECHNOLOGIES

OUR ANTIGEN DISCOVERY CAPABILITIES
Our ability to discover numerous antigens allows us to select those that will work most effectively in a given vaccine. In making this selection, we focus on antigens that are recognized by the greatest percentage of individuals, stimulate the strongest immune response and are expressed by the greatest percentage of pathogen strains or tumor types. In connection with autoimmune diseases, we focus on discovering otherwise normal antigens, or auto-antigens, that trigger autoimmune responses and disrupt the pathway that leads to the destruction of healthy tissue.

A majority of our scientific personnel are involved in antigen discovery. We use discovery approaches and technologies that include:

-  acquisition of normal and diseased tissue, and related cDNA and protein;

-  cDNA subtraction and analysis of differential gene expression;

-  quantitative PCR;

-  expression cloning of full-length cDNAs;

-  immunohistochemistry to determine tissue distribution of candidate antigens;
   and

-  immunological characterization of candidate antigens.

Our discovery approach also includes correlating the antigens that we discover with patient immune responses. In this way, we focus on identifying proteins that are recognized by the human immune system and are therefore antigenic.

Our antigen discovery research culminates in the isolation of pathogen, tumor or auto-antigen genes that encode antigens with significant potential to be effective components of vaccines or other immunotherapeutic products. Such antigens may be in the form of either recombinant proteins or biosynthetically produced peptides. We have discovered multiple pathogen and/or tumor gene and protein sequences. As a result, we have filed numerous patent applications seeking both composition of matter and/or vaccine and diagnostic method of use claims. We have also filed a number of applications for the potential use of our antigens or adjuvant-based technology for use in the diagnosis, prevention or treatment of certain autoimmune diseases.

OUR NOVEL VACCINE DESIGN

The majority of currently available vaccines trigger protective antibody responses that can destroy an invading pathogen. Antibodies are protein-based products of specialized immune system cells called B lymphocytes, or B cells. Antibodies recognize and attach to a pathogen's antigens and trigger the non-specific elimination of the pathogen. Antigens are components of the invading pathogen that are recognized by cells of the immune system. Today's vaccines are made of either whole organisms that contain antigens or the antigens themselves. These antigens can be peptides, proteins or carbohydrates. Typically these vaccines are formulated by combining antigens with an adjuvant, an immune system booster.

The antibody responses triggered by currently available vaccines usually cannot eliminate tumors or certain infectious diseases. We believe that an effective immune response against these diseases requires the action of pathogen- or tumor-reactive T lymphocytes, or T cells. Our vaccine program focuses on activating specialized T cells known as cytotoxic T lymphocytes, or CTL, that have the ability to recognize and kill pathogen-infected tissue or tumor cells.

The body's immune response is a complex series of events that begins when a specialized immune system cell called an antigen presenting cell, or APC, processes antigens. Antigens are processed by APCs through two different pathways, the Class I and Class II Pathways. The antibody response produced by currently available vaccines results from antigen processing only through the Class II Pathway. The Class II Pathway breaks down antigens into specific peptides that are then presented on the surface of an APC by major histocompatibility, or MHC, Class II proteins. Antigen presentation by MHC Class II proteins results in activation of CD4 positive helper T cells. These helper cells produce immune system hormones called cytokines that "help" generate various components of both cellular and antibody-based immune responses. Depending on the specific cytokines that helper T cells produce, the helper T cell response is classified as either Th1 or Th2. Th1 responses help generate and activate CTL and lead to antibody production by B cells. In this way, a Th1 response may lead to pathogen elimination.

Th1-induced antibody production can be sufficient to prevent or eliminate pathogen infection in the case of some diseases. However, antibody responses alone are not sufficient in other diseases, such as cancer. In these diseases, a cellular immune response that includes generating CTL is necessary to achieve protective immunity. Although the Class II Pathway can lead to Th1 responses helpful in generating CTL, CTL activation cannot occur without antigen presentation through the Class I Pathway. The Class I Pathway breaks down antigens into specific peptides that are then presented on the surface of an APC by MHC Class I proteins. Antigen presentation by MHC Class I proteins results in CTL generation and activation. We believe that CTL are necessary to eliminate tumors and various pathogens that antibodies alone cannot destroy.

We have shown in preclinical studies that CTL can eliminate either tumors or certain pathogens in situations in which antibody responses fail. These CTL not only can prevent disease if they are activated before pathogen infection but also can eliminate disease once the infection has taken place or, in the case of cancer, once a tumor has developed. We believe vaccines that activate specific T cell responses can form the basis for a new class of products that may be used to either treat or prevent disease. Using recent advances in understanding molecular mechanisms that control how antigens are normally presented to T cells, we are designing vaccines that incorporate disease-specific antigens into biodegradable and biocompatible microspheres. We believe that these vaccines may give rise to potent CTL responses. Through our antigen discovery program, we have identified antigens from many tumor types and from infectious disease pathogens for which no vaccines currently exist. In addition, we have discovered a novel adjuvant that we have shown in preclinical studies significantly improves the ability of microsphere-formulated vaccines to stimulate and activate Th1 helper T cells and CTL.

OUR AUTOIMMUNE DISEASE THERAPEUTICS

Autoimmune diseases include psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes. Autoimmune diseases are caused by the abnormal destruction of healthy body tissues when T cells and antibodies react to normal tissue. T cells in the immune system normally regulate the identification and destruction of foreign substances and malignant cells. Otherwise normal antigens, or auto-antigens, serve as triggers for an autoimmune response. We are developing technology that may interrupt the chain of events involved in autoimmune disease. In contrast to today's therapies for these diseases, which often suppress the overall immune system, we believe that our technologies may provide a means to target the disease process while leaving the normal immune system unaffected.

We believe that our AnergiX complex and AnervaX vaccine technologies offer the potential to treat a number of major autoimmune diseases. The AnergiX complex technology may enable the selective destruction or inactivation of T cells involved in autoimmune disease. The AnervaX vaccines may stimulate the immune system to produce antibodies or T cells that interfere with the presentation of auto-antigens to destructive T cells.

The AnergiX complex technology platform is based on creating therapeutics that are a complex of an MHC or human leukocyte antigen (HLA)-derived protein and an autoimmune disease-specific auto-antigenic peptide. Selection of a particular HLA molecule is based on our understanding of patients' genetic susceptibility to various autoimmune diseases. For instance, patients with multiple sclerosis predominantly express HLA DR2 and patients with rheumatoid arthritis predominantly express HLA DR4. That information guides our selection of relevant HLA molecules for complexing with suspected disease-causing auto-antigens. Our scientists have performed research that demonstrates that delivery of the AnergiX complex selectively inactivates, or induces anergy in, disease-causing T cells. We are currently focusing our efforts on two AnergiX complex Phase I/II programs, the first in rheumatoid arthritis, partnered with Organon, and the second in multiple sclerosis, presently unpartnered.

The AnervaX vaccine technology platform is a family of therapeutic MHC-derived peptide vaccines designed to stimulate production of a neutralizing immune response to selectively block the autoimmune cascade. The design of an AnervaX vaccine molecule is based on knowledge of patients' genetic susceptibility to autoimmune disease. That susceptibility has been mapped to a particular region of the MHC molecule in each autoimmune disease. Specifically blocking or "down-regulating" that region is the basis of the action of AnervaX vaccines in rheumatoid arthritis and Type I diabetes, programs that are in Phase II and preclinical development, respectively.

OUR ADJUVANTS

Adjuvants are formulations and/or additives that are routinely combined with vaccines to boost immune responses directed against the antigens in such vaccines. Because current vaccines depend upon the generation of antibody responses to injected antigens, commercially available adjuvants have been developed largely to enhance such antibody responses. To date, the only FDA-approved adjuvant for use with human vaccines is aluminum hydroxide, or alum. Although alum is useful in boosting antibody responses to vaccine antigens, it has no effect on the type of immune responses that our T cell vaccines are meant to generate. As a result, we are interested in discovering new adjuvants that can be used to boost T cell immune responses after vaccine administration.

Our technology is based on the potent capacities of certain microbial products to act as adjuvants and modulate the cascade of immune system regulators, known as cytokines, produced by cells in man and other animals. Slight modifications of these products and/or their physical and biological delivery to the immune system can influence the manner in which cytokines are modulated, as well as the recipient's physiological responses. By activating macrophages, lymphocytes and other cells relating to the immune system, these adjuvants stimulate a cascade of cytokines that complements the normal, protective responses that are initiated during infection or injury. Our adjuvants include both natural and synthetic derivatives of immunomodulatory bacterial components. The adjuvants work by activating and focusing key cells within the immune system to effectively modulate a desired immune response.

MPL(R) adjuvant, our flagship adjuvant, is a derivative of the lipid A molecule found in gram-negative bacteria, one of the most potent immunostimulants known to man. We also own patented technology for extracting MPL adjuvant from bacterial cell walls. A number of our partners are currently evaluating MPL adjuvant in vaccines for development in allergy, cancer and infectious disease targets. Detox adjuvant consists of MPL adjuvant and mycobacterial cell wall skeleton. Detox adjuvant is a key component of our Melacine melanoma vaccine and is a component in Biomira's Theratope vaccine for adenocarcinomas.

We have also been particularly interested in the products of microorganisms that can infect APCs as a potential source for new adjuvants. One of our proprietary adjuvants, LeIF, is a recombinant protein that has significant T cell stimulatory activity. LeIF is a protein produced by the intracellular parasite Leishmania, which is carried by sand flies and causes both a skin and visceral disease known as leishmaniasis. In cell culture studies conducted by our scientists, LeIF has been found to have potent immune system stimulatory effects. Preclinical studies conducted by our scientists indicate that LeIF is a unique protein stimulator of the Th1 response. Additional research has confirmed that the cell within the immune system that responds to LeIF is an APC. APCs stimulated with LeIF produce large quantities of a certain cytokine and a certain cell surface protein, both of which are molecular signals required for the generation of potent CTL responses. In preclinical studies, use of microsphere-encapsulated tumor antigens together with LeIF resulted in tumor regression when administered to animals with established tumors. In these studies, tumor regression was shown to correlate with the in vivo development of tumor-antigen reactive CTL and treated animals were still able to reject lethal doses of antigen-positive tumors when challenged more than four months after therapy.

We are also studying the adjuvant properties of the intracellular microorganism, Mycobacterium vaccae, or M. vaccae. M. vaccae is a soil-borne microorganism that is not pathogenic to people. Together with Genesis, we have determined that M. vaccae, as well as protein derivatives from M. vaccae, have considerable adjuvant activity. We believe that M. vaccae and these protein derivatives may be useful as vaccine adjuvants and may also be capable of altering immune responses in a manner useful in the treatment of various diseases.

We are also conducting research related to the development of synthetic adjuvants. Such synthetic compounds are novel, small molecules that may possess a spectrum of properties, including potent adjuvant and anti-tumor activity. We hope to develop these synthetic components in building an even broader vaccine adjuvant platform with considerable potential for the prevention and treatment of human diseases. The small molecule synthetic adjuvant, Ribi.529(TM) adjuvant, is in preclinical development. We are initiating multiple partnership discussions pertaining to this novel vaccine adjuvant, as well as a second novel synthetic immunomodulator, RC-552, for potential use as a cardioprotectant.

OUR MICROSPHERE ANTIGEN DELIVERY SYSTEMS

We have demonstrated in preclinical studies that potent antibody and CTL responses can be generated against antigens using our proprietary microsphere antigen delivery system. We have determined that CTL generated as a result of microsphere-mediated antigen presentation can kill antigen-positive cells in both in vitro and in vivo studies of immune function. For example, injection of microsphere-encapsulated tumor antigens in animals generated an immune response that prevented growth of antigen-positive tumors when the animals were later challenged with a lethal dose of tumor cells. The immune cells responsible for this microsphere-mediated tumor rejection were shown to be antigen specific CTL. Immunization with naked (not encapsulated) antigens neither activated CTL responses nor resulted in protective immunity in animals later challenged in the same manner.

We believe that microsphere-mediated antigen delivery may be superior in terms of versatility, stability, safety and cost to other approaches used to target antigen presentation pathways. These other approaches include, for example, the use of various gene therapies or liposome or recombinant protein-lipid formulations. Only APCs take up microspheres of the particular sizes that we use. This is not true for formulations containing genes or lipids, where significant amounts of the delivered product are taken up by non-APCs or lost in the blood stream or elsewhere in the body. Microsphere delivery of antigens may also avoid certain safety issues associated with gene therapy. We use microspheres that are produced from synthetic co-polymers approved by the FDA. In addition, there is no immune response to the microsphere itself, in contrast to the immune response that can occur to other proteins encoded by viral or bacterial vectors used in gene therapy. Additionally, a single microsphere formulation may be useful for many vaccine products. Such a formulation would avoid the repetitive costs associated with constructing, manufacturing and testing different gene therapy vectors or recombinant protein-lipid formulations for different antigens or tissue targets. In addition, we believe that our microsphere vaccine preparations will be stable as freeze-dried formulations, resulting in multi-year shelf-life. In February 1999, we initiated a Phase I clinical trial of a microsphere-encapsulated, Her-2/neu vaccine for breast and ovarian cancer.

We have an exclusive, worldwide license to a number of patents and pending patent applications from the Southern Research Institute covering the composition, use and production of microspheres of a particular size range for augmenting immune responses. In addition, we have an exclusive, worldwide license from the Dana-Farber Cancer Institute to patents and patent applications claiming the composition and use of microspheres for the purpose of activating CTL. We are also developing internally additional microsphere technology.

OUR MONOCLONAL ANTIBODY-BASED THERAPEUTICS AND DIAGNOSTICS

We believe that our antibody products may promote tumor elimination or shrinkage, resulting in improved cancer patient response or survival rates. For example, we believe that monoclonal antibodies directed against antigens on the surface of tumor cells may be used either directly to destroy these targets or as carriers of other therapeutic compounds for the destruction of tumor cells. We believe that many of the antigens we have discovered through our antigen discovery efforts may also have applications in disease diagnosis. Antigens themselves may be used in diagnostic tests to determine if antibodies, which bind to these antigens, are present in patient sera, suggesting infection or disease. In addition, monoclonal antibodies may be useful for diagnostic purposes if used to determine the presence of target antigens associated with the existence of a particular disease.

ADDITIONAL TECHNOLOGIES

We believe that we or our corporate partners may be able to introduce certain of our proprietary cancer genes into tumor cells to potentially kill them or slow their growth. Also, we and our corporate partners may be able to develop techniques that use our discovery methodologies or gene products to search for low molecular weight compounds that inhibit tumor cell growth or metastasis. These compounds may prove useful as cancer therapeutics.

CORPORATE PARTNERSHIPS

Part of our strategy is to establish many corporate partnerships with pharmaceutical, biopharmaceutical and diagnostic companies. We focus our partnership efforts on broadly partnering our core technologies at various stages in the research and development process. We target partners that have the expertise and capability to develop, manufacture, obtain regulatory approval for and commercialize our products. In our corporate partnerships, we seek to cover our research and development expenses through research funding, milestone payments and option, technology or license fees. We also seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. We have focused on three discrete types of product collaborations:

- vaccines and immunotherapeutics for autoimmune diseases, cancer and infectious diseases;

- adjuvants and delivery systems to increase effectiveness of vaccines and immunotherapeutics for a wide range of human diseases; and

-  monoclonal antibody-based therapeutics and diagnostics.

VACCINES AND IMMUNOTHERAPEUTICS

ZENYAKU KOGYO. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for research and development of PVAC treatment. The agreement provides Zenyaku Kogyo with exclusive rights to PVAC treatment in Japan. We and our discovery partner for PVAC treatment, Genesis Research and Development, retain exclusive PVAC treatment rights for the rest of the world. Under the terms of the agreement, we will receive license fees and research funding of $6 million, milestone payments based upon successful clinical and commercial progress, and a royalty stream on future product sales.

PHARMACEUTICAL DIVISION OF JAPAN TOBACCO. Effective July 1999, we entered into a license and collaborative agreement with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer. We granted Japan Tobacco an exclusive license to develop and sell the vaccine products in North America, Japan and all other countries not previously exclusively licensed to Zambon Group. Japan Tobacco's rights are co-exclusive with Zambon Group in China. We also granted Japan Tobacco an option to a non-exclusive license to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants. We also agreed to supply preclinical and clinical grade materials to Japan Tobacco in connection with the collaboration. Japan Tobacco may also elect to require us to supply commercial materials for products licensed to Japan Tobacco under the agreement.

Under the agreement, we may receive over $40 million in license fees, research funding and clinical and commercial milestone payments. The individual amounts of the milestone payments vary, depending on the milestones achieved and the types of products sold. We are also entitled to receive future royalties on all product sales, which royalties vary depending on the amount and type of products sold.

ZAMBON GROUP. In May 1999, we entered into a collaboration agreement with Zambon Group for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer. We granted Zambon Group an exclusive license to develop and sell these vaccine products and therapeutic drug monitoring products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia. We granted Zambon Group these rights co-exclusively in China. We also granted Zambon Group the non-exclusive right to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants. We also agreed to supply preclinical and clinical grade materials, as well as commercial materials, to Zambon Group in connection with the collaboration.

Under the agreement, we may receive over $21.5 million in license fees, research funding, equity financing and clinical and commercial milestone payments. Pursuant to the agreement, Zambon Group also agreed to purchase 141,576 shares of our common stock at a premium to its fair market value. The individual amounts of the milestone payments vary, depending on the milestones achieved and the types of products sold. We are also entitled to receive future royalty or profit-share payments on all product sales, which royalties vary depending on the amount and types of products sold.

SMITHKLINE BEECHAM. Effective September 1998, we entered into a collaboration and license agreement with SmithKline Beecham. This agreement replaced and significantly expanded the scope of our then-existing agreements with SmithKline Beecham Manufacturing and SmithKline Beecham Biologicals. We granted SmithKline Beecham an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership, although with respect to tuberculosis, rights are co-exclusive with us in Japan.

Under this collaboration and license agreement, SmithKline Beecham agreed to provide payment for work that is performed under:

- our cancer antigen discovery programs in breast, colon, ovarian and prostate cancer;

-  our Her-2/neu breast and ovarian cancer vaccine program;

-  our mammaglobin breast cancer vaccine program;

- our infectious disease antigen discovery programs in Chlamydia pneumoniae, Chlamydia trachomatis and Mycobacterium tuberculosis; and

- one additional antigen discovery program in a disease field to be agreed upon.

For certain of these disease areas, we also granted SmithKline Beecham license rights to develop, manufacture and sell passive immunotherapy products, such as T cell or antibody therapeutics, and therapeutic drug monitoring products.

Under the agreement, SmithKline Beecham committed to fund $43.6 million for work to be performed during the initial four-year term of the agreement in the above programs. We and SmithKline Beecham may mutually agree to extend the research and development programs beyond the initial four-year term. Pursuant to the agreement, SmithKline Beecham also purchased 427,807 shares of our common stock at a premium to its fair market value, and we have the right in the future to require SmithKline Beecham to purchase an additional $2.5 million of our common stock at a premium to its then-current fair market value. The initial equity investment combined with the discovery program payment results in aggregate funding to us of $48.6 million during the first four years of the agreement. Additionally, with respect to $5.0 million paid to us by SmithKline Beecham under a prior option agreement, SmithKline Beecham may elect either to have us repay it that amount on September 1, 2003 or to convert that amount into our common stock at a premium to its then-current fair market value. To the extent that clinical and commercial milestones in the programs are achieved, we are entitled to receive additional payments, which in the aggregate could exceed $150 million. The individual amounts of such payments vary, depending on the milestones achieved and the types of product sold. We are also entitled to receive future royalty payments on all product sales, which royalties vary depending on the types of products sold.

SCHERING-PLOUGH. In 1998, we entered into a worldwide license granting exclusive marketing rights for our Melacine vaccine to Schering-Plough. In addition to license fees, we will receive transfer payments for supplies of Melacine vaccine and will be entitled to royalties upon commercial sale of Melacine vaccine. See "Product Pipeline and Development Status--Cancer--Melacine vaccine" for a discussion of the clinical trial status of this vaccine.

ORGANON. In 1996, we entered into a product development and license agreement with Organon, the pharmaceutical division of the Akzo-Nobel Group. The Organon partnership targets the development of an AnergiX.RA complex that incorporates Organon's proprietary rheumatoid arthritis peptide into our AnergiX complex. We recently completed a Phase I/II clinical trial of AnergiX.RA in patients with moderate to severe RA. Under the terms of the collaboration, the majority of current clinical trials costs are borne by Organon, and in the event of ongoing success, Organon will pay us milestone and royalty payments.

ADJUVANTS AND DELIVERY SYSTEMS TO INCREASE EFFECTIVENESS OF VACCINES AND IMMUNOTHERAPEUTICS

AUTOIMMUNE DISEASES. We have two corporate partnerships granting rights to use MPL adjuvant in products to treat and prevent allergies. Our partners are Allergy Therapeutics, under a 1996 license and supply agreement, and SmithKline Beecham, under a 1999 license and supply agreement. Under each of these agreements, we will receive annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the applicable agreement. We will also receive supply payments for clinical and commercial quantities of MPL adjuvant and royalties on any commercial sales of approved allergy vaccines.

CANCER. In 1995, we entered a license and supply agreement granting SmithKline Beecham a non-exclusive, worldwide license to use MPL adjuvants in cancer vaccines. The agreement includes an option to exclusivity in connection with a limited number of SmithKline Beecham's proprietary cancer antigens. We will receive an annual license fee and milestone payments for each SmithKline Beecham vaccine incorporating MPL adjuvant that is submitted for regulatory review. We will also receive milestone payments upon any regulatory approval of such vaccines. In addition to transfer payments for commercial quantities of MPL adjuvant, we will receive royalties on any commercial sales of vaccines that incorporate MPL adjuvant.

In 1990, we entered into a collaboration with Biomira covering the use of our Detox B-SE adjuvant in Biomira's Theratope vaccines for the potential treatment of breast, lung and gastrointestinal cancers. In 1996, Biomira announced that final Phase II clinical data demonstrated that its Theratope vaccine for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. In November 1998, Biomira announced the start of a pivotal Phase III trial to evaluate the effectiveness of Theratope vaccine in treating metastatic breast cancer. Under the agreement, Biomira will purchase Detox adjuvant at an agreed upon transfer price exclusively from us.

INFECTIOUS DISEASE VACCINES. We have licensed MPL adjuvant to a number of our corporate partners for use in infectious diseases. We have licensed MPL adjuvant to SmithKline Beecham under three separate agreements for use in infectious diseases vaccines. The first agreement, entered in 1991, grants SmithKline Beecham exclusive, worldwide rights to use MPL adjuvant in vaccines in a number of infectious disease fields, including hepatitis B. Under the agreement, we receive transfer payments for supplies of MPL adjuvant and will receive royalties upon commercialization of products developed under the agreement.

The second agreement, entered in 1992, grants SmithKline Beecham the co-exclusive right to develop vaccines that include MPL adjuvant against several bacterial infections as well as combination vaccines that contain diphtheria, pertussis, tetanus, Haemophilus influenza b and polio antigens. In addition to an annual license fee, we receive transfer payments for supplies of MPL adjuvant and will be entitled to royalties from SmithKline Beecham upon commercial sale of the vaccines.

We are party to a third infectious disease vaccine license agreement, effective December 31, 1996, with SmithKline Beecham, granting rights to use MPL adjuvant in an additional group of vaccines against infectious diseases, including tuberculosis. The grant is exclusive for human papilloma virus vaccines, co-exclusive license for tuberculosis vaccines, and non-exclusive license for specified additional infectious disease vaccines. In addition to annual license fees, we will receive transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating MPL adjuvant.

We are also a party to a license agreement and related supply agreement, effective April 1, 1993, with American Home Products Corporation, acting through the Wyeth-Lederle Vaccines business unit of its Wyeth-Ayerst Laboratories division. The license agreement grants Wyeth-Lederle co-exclusive use of MPL adjuvant in the infectious disease fields licensed co-exclusively to SmithKline Beecham under the 1992 agreement. Under the supply agreement, we will provide commercial quantities of MPL adjuvant for use in any vaccines that Wyeth-Lederle may develop under the license agreement. The agreements with Wyeth-Lederle provide for an annual license fee payable until a threshold level of earned royalties is met, transfer payments for supplies of MPL adjuvant and annual minimum and earned royalty payments upon commercial sale of vaccines.

Additionally, we have granted Merck & Co. an option to use MPL adjuvant in Merck's HIV vaccine formulations.

MONOCLONAL ANTIBODY-BASED THERAPEUTICS AND DIAGNOSTICS

In connection with our current collaboration and license agreement with SmithKline Beecham agreement, as well as the Zambon Group and the pharmaceutical division of Japan Tobacco agreements, we and our partners have acknowledged the potential utility of novel discovered antigens as targets for therapeutic monoclonal antibodies. If such antibodies are developed, we will receive additional funding, milestone payments and royalties on such products.

ANTIGEN-BASED DIAGNOSTIC PRODUCTS

We have entered into and intend to continue to pursue corporate partnerships in the fields of cancer and infectious disease diagnostics to complement our therapeutic research efforts and to expand our scientific platform. We have established corporate partnerships for the development of diagnostic products for infectious diseases with Abbott Laboratories, DiaMed, ICT Diagnostics, a subsidiary of AMRAD, and other small diagnostic companies. Under these arrangements, we generally grant a non-exclusive license to our antigens for use in specified infectious disease indications. In exchange, we generally receive the respective corporate partner's agreement to make certain payments upon achievement of development milestones, a commitment to purchase a minimum number of reagents and an agreement to pay royalties on any product sales. We have also established a corporate partnership with Imugen, Inc. pursuant to which we granted Imugen an exclusive license to certain of our antigens related to infectious diseases caused by certain tick-borne pathogens for use in Imugen's clinical reference laboratory diagnostic services. In exchange for this license, Imugen will pay us certain annual minimum payments as well as a percentage of revenues received in connection with the clinical reference laboratory services. In connection with our current collaboration and license agreement with SmithKline Beecham and the Zambon Group collaboration agreement, we granted each of SmithKline Beecham and the Zambon Group rights to diagnostic products for monitoring patient eligibility and response to therapy in connection with the therapeutic products that may be developed under those agreements.

OTHER PARTNERED PROGRAMS

PHOTODYNAMIC THERAPY. In March 2000, we entered into a relationship with QLT PhotoTherapeutics to provide them exclusive rights to use our proprietary immunotherapeutic compounds called AGPs in combination with their research and development efforts regarding photodynamic therapy. We received an upfront payment and have the potential upon achievement of certain development goals to receive additional licensing fees and royalties. Under certain circumstances, QLT PhotoTherapeutics may be required to purchase a small amount of our common stock at a premium to fair market value.

CANCER GENE THERAPY. In August 1999, we entered into a license agreement with Introgen Therapeutics, granting exclusive worldwide license to MDA-7, a tumor suppressor gene that we have in-licensed from Columbia University, for use in gene therapy. MDA-7 may enhance cancer treatment options and be utilized synergistically with the existing therapeutic approaches of surgery, chemotherapy and radiotherapy. Under the terms of the agreement, Introgen received an exclusive, worldwide license, with the right to sublicense, the MDA-7 gene for use in all gene therapy applications. In consideration of the exclusive license and research and development services that we performed prior to executing the agreement, we received an up-front license fee, and may receive milestone payments, research and development payments and royalties on potential product sales.

ADOPTIVE IMMUNOTHERAPY PRODUCTS. Effective in March 1999, we entered into a research agreement with IDRI, pursuant to which IDRI will provide us with $12.0 million in grant funding over the three year term of the agreement to fund research and development of adoptive immunotherapy products for treating cancer. The agreement provides us ownership of all intellectual property and product rights that we develop. IDRI will receive a percentage of specified proceeds that we may receive related to adoptive immunotherapy products resulting from the funded research and development.

ANIMAL HEALTH PRODUCTS. In March 1996, we entered into a license and research agreement granting Heska an exclusive worldwide license to use leishmaniasis-based technologies in certain of Heska's companion animal products, including LeIF as a vaccine adjuvant and a stand-alone vaccine against canine leishmaniasis. In addition, we granted Heska a license to our diagnostic leishmania antigen, K39, for use in detecting canine leishmaniasis. The license is exclusive worldwide, except that it is non-exclusive in Central and South America. Heska paid an up-front license fee and agreed to make future payments on achieving certain development milestones, as well as royalty payments on any product sales. In December 1996, Heska made a payment based on achieving a development milestone for our K39 diagnostic product. In December 1997, Heska announced commercial availability of the first product, a diagnostic test for use in clinical laboratories, and paid us a corresponding milestone payment.

Our corporate partnership agreements generally provide us recourse with respect to our existing product and technology rights in the event the corporate partner leaves uncured a material breach of its agreement. In that event, we generally may terminate the licenses granted to that corporate partner under its agreement. However, because our strategy for the discovery, research, development, clinical testing and commercialization of our products is to enter into many corporate partnerships, our success is substantially dependent on:

-  our ability to enter into and maintain these arrangements on favorable terms;

- our ability to manage successfully current or future corporate partnerships, if any; and

- our corporate partners' ability to perform their obligations under these arrangements.

We cannot assure you that we will be able to negotiate any additional corporate partnerships on favorable terms, or at all. We also cannot assure you that our current corporate partnerships will be successful, or that our corporate partners will perform their obligations under these arrangements in a timely manner or at all. The occurrence of any such factors would significantly harm our business.

OTHER STRATEGIC RELATIONSHIPS

We seek to obtain technologies that complement and expand our existing technology base. Where consistent with its strategy, we have licensed and intend to continue to license product and marketing rights from selected research and academic institutions in order to capitalize on the capabilities and technology bases of these entities. Under these license agreements, we generally seek to obtain unrestricted sublicense rights consistent with its partner-driven strategy. We are generally obligated under these agreements to pursue diligently product development, make development milestone payments and pay royalties on any product sales.

INCYTE PHARMACEUTICALS. In February 2000, we entered into a collaborative agreement with Incyte Pharmaceuticals, a California-based genomics company. Under the agreement, we gained access to Incyte's LifeSeq databases of expressed human genes. Some of these gene sequences may be of use in our antigen-based vaccines. Under the terms of the agreement, we have the right to obtain licenses under Incyte patents and patent applications covering sequences in Incyte's LifeSeq database. These licenses would require us to pay license fees and royalties.

GENSET. In February 2000, we entered into an agreement with Genset, a French genomics company. Under the agreement, we provided Genset with an undisclosed pathogen that we believe is involved in the development of an infectious disease. Genset will sequence the genome, and we then intend to use this genomic information, together with our antigen discovery techniques, to attempt to design novel, antigen-based therapeutic and prophylactic vaccines targeting the pathogen.

LIGOCYTE PHARMACEUTICALS. In October 1999, we entered into an exclusive research and development agreement with LigoCyte Pharmaceuticals, an early-stage biotechnology company, for the development of its proprietary monoclonal antibodies against the yeast, Candida albicans. Under the agreement, we have agreed to fund certain of LigoCyte's efforts to develop treatments for hospital-based systemic

Candida infections and a novel vaccine to treat recurring vaginal candidiasis. Under the terms of the agreement, we will make research and development payments and, if certain milestones are achieved, additional milestone payments, as well as royalty payments on future product sales. In addition to the collaborative agreement, we invested $1.0 million in exchange for preferred stock in LigoCyte. Our President and Chief Operating Officer is a member of LigoCyte's board of directors.

SR PHARMA. In December 1998, we entered into a worldwide, exclusive license agreement with Stanford Rook, known as SR Pharma, for rights to SR Pharma's M. vaccae-related intellectual property in connection with the development and commercialization of PVAC treatment for the treatment of psoriasis, rheumatoid arthritis, multiple sclerosis and diabetes, with an option to certain additional disease fields. Under the license agreement, we agreed to pay SR Pharma license fees, milestone payments and a percentage of any revenues that we may receive from product sales. The agreement was expanded in February 1999 to reflect SR Pharma's grant to use of manufacturing rights. In February 1999, we also entered into a worldwide, non-exclusive license agreement with SR Pharma for rights under its M. vaccae-related intellectual property for the manufacture, development and commercialization of specified M. vaccae-derived products for use as adjuvants in our proprietary vaccines other than tuberculosis vaccines.

IMMGENICS PHARMACEUTICALS. In November 1998, we signed an exclusive agreement with ImmGenics Pharmaceuticals to utilize ImmGenics' proprietary Selected Lymphocyte Antibody Method technology to develop therapeutic and diagnostic monoclonal antibodies specific to our proprietary antigens in cancer and infectious disease. Under the agreement, we will make research and development payments and, if certain milestones are achieved, additional milestone payments and royalty payments on future product sales. In addition to the collaborative agreement, in 1998 we invested $1.75 million in exchange for preferred stock in ImmGenics, convertible debt and warrants, and, based on ImmGenics having met certain milestones in accordance with the terms and conditions of the agreement, we have invested an additional $1.25 million in 1999, for a total investment of $3.0 million. In addition, we may obtain additional ownership in ImmGenics over time under certain terms of the agreement. Our Vice President and Chief Financial Officer and our Executive Vice President and Chief Scientific Officer are members of ImmGenics' board of directors.

GENESIS RESEARCH AND DEVELOPMENT. Effective in January 1998, we entered into a collaborative research and development agreement with Genesis Research and Development to develop and commercialize the M. vaccae-derived product, PVAC treatment, for psoriasis. Under the agreement, we will share the costs of product development and the revenue received related to that product with Genesis. In the event one party becomes responsible for more than 50% of product development costs, that party will also receive a pro rata increased portion of revenues related to product sales. Under the agreement, Genesis also granted us the worldwide, exclusive right to develop the M. vaccae-derived product for certain other autoimmune diseases, including rheumatoid arthritis, multiple sclerosis and diabetes. We also entered into a separate agreement with Genesis, effective in January 1998, to research and develop M. vaccae-derived products as vaccine adjuvants. Under the agreement Genesis granted us an exclusive license to use these adjuvant products in our proprietary vaccines. Our Chairman and Chief Executive Officer is a member of Genesis' board of directors.

SOUTHERN RESEARCH INSTITUTE. In May 1996, we entered into a license agreement with SRI for an exclusive, worldwide, sublicensable license (subject to a grant-back to SRI for non-commercial research purposes) to use SRI polymer microsphere technology in the fields of cancer and infectious disease, to the extent a product incorporates an antigen, cytokine or adjuvant that we own or control. In addition, SRI granted us options to exclusive, worldwide, sublicensable licenses in specified autoimmune and viral disease fields. Our option rights renew annually upon our payment of an option fee and our grant to SRI of 4,545 shares of our common stock. We paid up-front license fees upon execution of the license agreement and are obligated to make future payments on achieving specified development milestones, and royalty payments on any product sales, subject to an annual minimum royalty. In addition, we issued SRI 15,151 shares of common stock upon execution of the license agreement and a warrant exercisable for 7,575 shares for each grant of sublicense rights to a third-party, up to a maximum of 37,875 shares, and 7,575 shares for initiation of each Phase III clinical trial, up to a maximum of 37,875 additional shares. In late 1999, SRI net exercised 7,575 of the warrant shares, which had vested in May 1999 in connection with our grant of a sublicense to Zambon Group under the SRI microsphere rights. In April 1997, the parties amended the license agreement to extend our license in the field of cancer to include products that incorporate third-party antigens or cytokines. We are obligated to share revenues from such third-party sublicense agreements with SRI. In connection with renewal of our option rights we have issued SRI 4,545 shares of common stock on each of the first, second and third anniversaries of the effective date of the license agreement. SRI may terminate the license agreement if we fails to perform certain obligations under such agreement.

DANA-FARBER CANCER INSTITUTE. In January 1995, we entered into a licensing agreement with Dana-Farber Cancer Institute. Under the licensing agreement, Dana-Farber granted us an exclusive, worldwide, sublicensable license (subject to a grant-back to Dana-Farber for non-commercial research purposes) to use specified Dana-Farber microsphere technology related to the induction of a CTL response in all fields. We paid up-front license fees on execution of the licensing agreement. We are also obligated to make future payments on achieving certain development milestones, and royalty payments on any product sales, subject to an annual minimum royalty. In addition, we issued Dana-Farber 15,151 shares of common stock on execution of the licensing agreement and an additional 15,151 shares of common stock in 1999 upon issuance of the first patent containing claims covering the licensed technology. We must continue to meet certain research-based obligations in order to retain its rights under the licensing agreement. Dana-Farber may terminate the licensing agreement in the event we do not make required royalty payments or fails to perform specified obligations under the agreement.

INFECTIOUS DISEASE RESEARCH INSTITUTE. In September 1994, we entered into a research services and intellectual property agreement with the Infectious Disease Research Institute, or IDRI, a not-for-profit, private research institute. Under this agreement, as amended and restated effective January 1997, we agreed to provide IDRI with research funding and administrative and facilities support, including use of a limited amount of our research laboratory space. IDRI pays a services fee for the administrative and facilities support that we provide and rent for the use of laboratory space. Our funded research performed by IDRI is in the area of infectious disease. Under the agreement, IDRI must disclose to us all significant developments relating to information or inventions discovered at IDRI. We will own, on a royalty-free basis, all of IDRI's interest in inventions and patent rights arising out of the research IDRI performs with our funding during the term of the agreement (other than inventions and patent rights arising out of research that is or in the future may be funded by certain governmental or not-for-profit organizations). With respect to rights arising out of research funded by governmental and not-for-profit organizations, IDRI granted us a royalty-bearing, worldwide, perpetual license, exclusive except as to rights held by the governmental or not-for-profit organizations. In late 1999, IDRI relocated to facilities outside of our facilities. Since this move, we have provided only limited services to IDRI. We and IDRI are in the process of amending and restating the research services and intellectual property agreement to reflect this decrease in the services that we provide.

OTHER LICENSE AGREEMENTS. Additionally, we are a party to other exclusive license agreements with academic institutions, including:

- the University of Washington for the use of Her-2/neu technology in all fields;

- Washington University in St. Louis, Missouri for the use of mammaglobin, a breast cancer-related gene and protein, for prophylactic and therapeutic treatment and diagnosis of adenocarcinoma;

-  Health Research for the use of a proprietary mouse model for human cancer;

- Massachusetts Institute of Technology for the use of WT-1, a leukemia-related gene and protein, in therapeutic applications; and

- University of Pittsburgh for Muc-1 peptide vaccine for use in the diagnosis and therapy of cancer.

Some of these agreements require us or other parties to meet certain performance obligations in order to retain their rights under such agreements or require us to make payments in order to obtain or maintain rights to the subject technology.

PATENTS AND PROPRIETARY TECHNOLOGY

Our success will depend in large part on our and our licensors' abilities to:

- obtain patent and other proprietary protection for vaccine, other immunotherapeutic and diagnostic products, antigens, antibodies, adjuvants and delivery systems;

-  defend patents once obtained;

-  preserve trade secrets; and

- operate without infringing the patents and proprietary rights of third parties.

We intend to seek appropriate patent protection for our vaccine, immunotherapy, discovery, screening, diagnostic and other proprietary technologies by filing patent applications in the United States and certain other countries. As of March 2, 2000, we owned or had licensed 103 issued United States patents that expire at various times between May 2002 and May 2018, and 207 pending United States patent applications.

Although we believe our patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biopharmaceutical companies are highly uncertain and involve complex legal and factual questions. For example, there is substantial uncertainty regarding the potential for patent protection for gene fragments or genes without known function or correlation with specific diseases. We and our corporate partners or licensors may not be able to develop patentable products or processes. We and our corporate partners or licensors may not be able to obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our corporate partners.

Our or our corporate partners' current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. Two patent applications that we have licensed from SRI are currently the subject of opposition hearings before the European Patent Office. In one such opposition, the European Patent Office has revoked the previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will ultimately prevail in this or any other opposition proceedings. As a result, these patents may not issue in Europe, in which case our business may suffer.

Patent applications in the United States are presently maintained in secrecy until patents issue and patent applications in certain foreign countries generally are not published until many months or years after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. Accordingly, we cannot be certain that we or one of our corporate partners was the first to invent the subject matter covered by any patent application or that we or one of our corporate partners was the first to file a patent application for any such invention.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to us or our corporate partners. We cannot determine with certainty whether patents or patent applications of other parties may materially affect us or our corporate partners' ability to make, use or sell any products.

The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our corporate partners and limit our or our corporate partners' ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, we or our corporate partners may be enjoined from pursuing research, development or commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. In addition, other parties may duplicate, design around, or independently develop similar or alternative technologies to ours, our corporate partners or our licensors. If another party controls patents or patent applications covering our products, we and our corporate partners may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products.

Litigation may be necessary to enforce patents issued or licensed to us or our corporate partners or to determine the scope or validity of another party's proprietary rights. United States Patent Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter.

We could incur substantial costs if:

- litigation is required to defend against patent suits brought by third parties;

- we participate in patent suits brought against or initiated by our corporate partners;

-  we initiate similar suits; or

-  we participate in an interference proceeding.

In addition, we or our corporate partners may not prevail in any of these actions or proceedings. An adverse outcome in litigation or an interference or other proceeding in a court or patent office could:

-  subject us to significant liabilities;

-  require disputed rights to be licensed from other parties; or

-  require us or our corporate partners to cease using certain technology.

We also rely on trade secrets and proprietary know-how, especially when we does not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

We work with others in its research, development and commercialization activities. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our corporate partners, licensors, scientific collaborators and consultants. In addition, other parties may circumvent any proprietary protection we do have. As a result, we may not be able to maintain our proprietary position.

GOVERNMENT REGULATION

Our products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as numerous state and foreign agencies. We need to obtain clearance of our potential products by the FDA before we can begin marketing the products in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take a number of years and requires the expenditure of substantial resources. The nature and extent of the governmental premarket review process for our potential products will vary, depending on the regulatory categorization of particular products. We believe that the FDA and comparable regulatory bodies in other countries will regulate our vaccine and other immunotherapeutic products and related pharmaceutical products as biologics. The necessary steps before a new biological product may be marketed in the United States ordinarily include:

-  preclinical laboratory and animal tests;

- submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may commence;

- completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

-  the submission to the FDA of a biologics license application, or BLA; and

- FDA review and approval of the BLA prior to any commercial sale or shipment of the product.

Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of preclinical tests, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the commencement of clinical trials. The IND will automatically become effective 30 days after receipt by the FDA unless the FDA indicates prior to the end of such 30-day period that the proposed protocol raises concerns that must be resolved to the satisfaction of the FDA before the trials may proceed. In such case, we cannot assure you that this resolution will be achieved in a timely fashion, if at all. In addition, the FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency.

Clinical trials involve the administration of the product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with good clinical practices under protocols that detail the objectives of the trial, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board at the institutions at which the trial will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. The institutional review board may require changes in a protocol, and there can be no assurance that the submission of an IND will enable a study to be initiated or completed.

Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the product into healthy human subjects or patients, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to:

- determine the efficacy of the potential product for specific, targeted indications;

-  determine dosage tolerance and optimum dosage; and

-  further identify possible adverse reactions and safety risks.

If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies, within a broader patient population, generally at geographically dispersed clinical sites. Phase I, Phase II or Phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, the FDA or an institutional review board or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA for approval of the manufacture, marketing and commercial shipment of the biological product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarket testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

Any diagnostic products developed by us or our corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness:

- Class I--general controls--e.g., labeling, premarket notification and adherence to GMP quality system regulation, or QSR;

- Class II--general controls and special controls--e.g., performance standards and postmarket surveillance; and

-  Class III--premarket approval.

Before a new device can be introduced into the market, its manufacturer generally must obtain marketing clearance through either a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application, or PMA. A 510(k) clearance typically will be granted if a company establishes that its device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of a PMA. A 510(k) clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical studies. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the PMA process. An FDA determination of "not substantially equivalent," a request for additional information, or the requirement of a PMA could delay market introduction of products that fall into this category. Furthermore, for any devices cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions.

If a device does not qualify for the 510(k) premarket notification procedure, a company must file a PMA. The PMA requires more extensive pre-filing testing than required for a 510(k) premarket notification and usually involves a significantly longer review process. A PMA must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate that safety and efficacy of the device. If clinical trials are required, and the device presents a "significant risk," an investigational device exemption application must be filed with the FDA and become effective prior to the commencement of clinical trials. If the device presents a "nonsignificant risk" to trial subjects, clinical trials may begin on the basis of appropriate institutional review board approval. Clinical investigation of medical devices may involve risks similar to those involved in the clinical investigation of pharmaceutical products.

A PMA may be denied if applicable regulatory criteria are not satisfied, and the FDA may impose certain conditions upon the applicant, such as postmarket testing and surveillance. The PMA review and approval process can be expensive, uncertain and lengthy, and approvals may not be granted on a timely basis, if at all.

Regulatory approval, if granted for any biopharmaceutical or medical device product, may entail limitations on the indicated uses for which it may be marketed, and product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including record keeping requirements and reporting of adverse experiences associated with product use. We and our corporate partners will be required to adhere to applicable regulations setting forth detailed GMP or QSR requirements, which include testing, control and documentation requirements. Failure to comply with GMP and other applicable regulatory requirements may result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to review pending marketing approval applications, withdrawal of marketing approvals and criminal prosecution.

For clinical investigation and marketing of products outside the United States, we and our corporate partners may be subject to regulation by regulatory authorities in other countries. The requirements governing the conduct of clinical trials, marketing authorization and pricing and reimbursement vary widely from country to country. The regulatory approval process in other countries entails requirements similar to those associated with FDA approval.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing alternative therapies to treat cancers and infectious and autoimmune diseases, including:

-  pharmaceutical companies;

-  biotechnology companies;

-  academic institutions; and

-  other research organizations.

Many of these competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than us. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

-  advance our technology platforms;

-  license additional technology;

-  maintain a proprietary position in our technologies and products;

- obtain required government and other public and private approvals on a timely basis;

-  attract and retain key personnel; and

-  enter into corporate partnerships.

RECENT ACQUISITIONS

RIBI IMMUNOCHEM RESEARCH
In October 1999, we acquired all of the outstanding shares of common stock of Ribi in a merger valued at approximately $57.5 million. The transaction combines our antigen discovery and immunotherapeutic expertise with Ribi's adjuvant expertise and manufacturing resources to develop therapies for the treatment or prevention of autoimmune diseases, cancer and infectious diseases. In addition, the acquisition further expands our technological platform to include an immunotherapeutic program aimed at reperfusion injury, RC-552.

ANERGEN
In February 1999, we acquired all of the outstanding shares of common stock of Anergen in a merger valued at approximately $9.6 million. The transaction extends the application of our immunotherapeutic expertise into multiple autoimmune disease fields and complements our existing programs in autoimmune disease, cancer and infectious disease. By developing therapeutics that selectively interrupt the disease process, we believe we will be able to treat a number of autoimmune diseases including rheumatoid arthritis, multiple sclerosis, and diabetes.

GENQUEST
In September 1998, we acquired all of the outstanding shares of common stock of GenQuest in a merger valued at approximately $12.4 million. The acquisition enables us to augment our proprietary approaches in antigen discovery by applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products. These genes and gene products may be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon, and ovarian cancer. Prior to the acquisition, we were a stockholder in GenQuest.

MANUFACTURING

We have manufactured pharmaceutical-grade product to supply some of our previous and ongoing clinical trials. In addition, we have maunufactured preclinical and clinical supplies of adjuvants and protein for our corporate partners, for government agencies and for numerous academic researchers. We believe that our existing facilities will be sufficient to accommodate manufacturing of initial production quantities of our most advanced product candidates. Should we require additional capacity in the future, we have space to expand our manufacturing facility in Hamilton, Montana.

EMPLOYEES

As of March 2, 2000, we had 276 employees, 67 of whom hold degrees at the doctorate level. Of these employees, 212 are engaged in, or directly support research and development activities, 26 are in production, and 38 are in administration and business development positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

ITEM 2. PROPERTIES

We operate at three sites. Our headquarters is in Seattle, Washington, where we lease approximately 77,000 square feet of laboratory, discovery, research and development, manufacturing and general administration space. We maintain an additional 31,000 square feet of laboratory and research and development space in Redwood City, California. In addition, we own a 35 acre complex near Hamilton, Montana which includes a 60,000 square foot building containing laboratory, pilot plant, commercial manufacturing, marketing and administrative facilities. The lease for the Seattle facility expires in January 2005, with an option to renew the lease for two additional periods of five years each. We believe our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

GROUNDWATER CONTAMINATION

Ribi, the NIH and the Bitterroot Valley Sanitary Landfill were notified by the Montana Department of Environmental Quality in March 1991 that they had been identified as potentially responsible parties and as such were jointly and severally liable for groundwater contamination at a landfill in Ravalli County, Montana. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the Department of Environmental Quality. In August 1995, the Department of Environmental Quality announced that it had approved a second interim action in the vicinity of the landfill that was voluntarily conducted by the NIH that involved installing individual replacement and new wells.

The Department of Environmental Quality initiated an action in 1997 in the state district court in Lewis and Clark County, Montana against Ribi, the landfill and the owners of the landfill seeking recovery of past alleged costs associated with its oversight activities, as well as a declaratory judgment finding the parties liable for future oversight costs, plus civil penalties in the event the parties fail to comply. The state action has been stayed pending outcome of the federal action described below.

In April 1998, Ribi received notice that the United States, acting on behalf of the Department of Health and Human Services, which oversees the NIH, filed suit in United States District Court seeking contribution from Ribi of an equitable share of past and future response costs incurred by the NIH in connection with the remediation at and near the landfill.

In June 1998, the Department of Environmental Quality filed a complaint in the United States District Court under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against Ribi, the landfill and the owners of the landfill seeking recovery of past alleged costs associated with its oversight activities, plus interest and attorneys' fees and costs as well as a declaratory judgment finding the parties liable for future response costs.

Following closing of the Ribi acquisition, we initiated settlement discussions with the United States and the State of Montana. We currently believe that a settlement can be reached with the United States and the State of Montana releasing us from past and future liability related to the Bitterroot Landfill, and we have reserved $2,600,000 to cover the costs of any such settlement.

WRONGFUL DISCHARGE

In June 1997, a complaint was filed in state district court in Ravalli County, Montana against Ribi by a former employee who was discharged for cause in June 1996. The former employee alleged he was discharged in violation of the Montana Wrongful Discharge from Employment Act and further, that the discharge was for his refusal to violate public policy in connection with his employment. The court granted dismissal with respect to the portion of the complaint alleging that termination was due to his refusal to violate public policy. The former employee then filed a motion for reconsideration asking the court to reverse its decision, and requested permission to amend his complaint to include additional allegations relative to the public policy issue. Our motion for partial summary judgment on the public policy issue is currently pending. The plaintiff has filed a motion for partial summary judgment on the issue of discharge in violation of the Wrongful Discharge Act.

While we believe our defenses to these employment allegations are meritorious, we may incur substantial litigation costs to defend ourselves. A potential adverse outcome could cause our business, financial condition and results of operations to suffer.

RECENT DEVELOPMENT

We understand that a complaint was filed in Montana district court in February 2000 by a former Ribi employee claiming damages associated with working conditions while she was employed at Ribi. Although we have not yet been served with the complaint, based on our current understanding and initial investigation of the matter, we believe the claim to be without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price range of common stock

Our common stock has been quoted on the Nasdaq National Market under the symbol "CRXA" since our initial public offering in October 1997. Prior to this date our common stock did not trade publicly.

The following table shows the high and low selling prices of our common stock as quoted on the Nasdaq National Market for each of the quarters indicated.

                                                               HIGH      LOW
------------------------------------------------------------------------------
1997
Fourth Quarter..............................................  $14.13    $ 8.75
1998
First Quarter...............................................  $10.00    $ 6.75
Second Quarter..............................................   10.50      6.13
Third Quarter...............................................    7.00      3.31
Fourth Quarter..............................................    9.50      3.50
1999
First Quarter...............................................  $10.88    $ 7.38
Second Quarter..............................................   18.13      7.81
Third Quarter...............................................   18.13     12.25
Fourth Quarter..............................................   17.44     12.63
2000
First Quarter (through March 6).............................  $72.00    $17.25

On March 6, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $54.625 per share. As of March 2, 2000, we had 1,201 holders of record of our common stock.

Dividend policy

We have never declared or paid cash dividends on our common stock and we do not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENT OF OPERATIONS DATA                      1995      1996       1997       1998       1999
----------------------------------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Collaborative agreements..................................  $ 2,411   $ 4,402   $ 13,390   $ 17,003   $ 25,035
  Government grants.........................................      304     1,403        977      1,267      1,463
                                                              -------   -------   --------   --------   --------
    Total revenue...........................................    2,715     5,805     14,367     18,270     26,498
Operating expenses:
  Research and development..................................    7,040     9,995     16,398     27,436     41,962
  General and administrative................................      532       781      2,033      2,672      4,330
  Acquired in-process research and development..............       --        --         --     12,021     37,637
                                                              -------   -------   --------   --------   --------
    Total operating expenses................................    7,572    10,776     18,431     42,129     83,929
                                                              -------   -------   --------   --------   --------
Loss from operations........................................   (4,857)   (4,971)    (4,064)   (23,859)   (57,431)
Other income, net...........................................      707       824      1,388      2,543      2,673
                                                              -------   -------   --------   --------   --------
Net loss....................................................   (4,150)   (4,147)    (2,676)   (21,316)   (54,758)
Preferred stock dividend....................................       --        --         --         --     (6,008)
                                                              -------   -------   --------   --------   --------
Net loss applicable to common stockholders..................  $(4,150)  $(4,147)  $ (2,676)  $(21,316)  $(60,766)
                                                              =======   =======   ========   ========   ========
Basic and diluted net loss per common share(1)..............  $ (1.67)  $ (1.65)  $  (0.55)  $  (1.75)  $  (3.91)
                                                              =======   =======   ========   ========   ========
Shares used in computation of basic and diluted net loss per
  common share..............................................    2,487     2,521      4,891     12,172     15,528
                                                              =======   =======   ========   ========   ========

                                                                                 DECEMBER 31,
CONSOLIDATED BALANCE SHEET DATA                                1995      1996       1997       1998       1999
----------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and securities available-for-sale....  $10,773   $11,933   $ 56,318   $ 45,141   $ 45,553
Working capital.............................................    9,743    10,101     53,962     36,979     20,919
Total assets................................................   12,340    15,185     61,807     61,184     92,480
Long-term obligations, less current portion.................      816     1,175      6,924     11,835     11,426
Redeemable common stock.....................................       --        --         --         --      2,000
Accumulated deficit.........................................   (5,139)   (9,286)   (11,962)   (33,278)   (88,036)
Total stockholders' equity..................................   10,264    11,226     51,285     42,184     58,781

------------

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report and contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in "Risk factors" and elsewhere in this Annual Report.

OVERVIEW

Our objective is to be a leader in the discovery and commercialization of products to prevent, treat or diagnose autoimmune diseases, cancer, and certain infectious diseases. Our strategy consists of integrating our core antigen, adjuvant and antigen delivery technologies into a product pipeline focused on the immune system. To implement this strategy, we establish corporate collaborations at various stages in the research and development process for product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. We believe that this research and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. Since inception, approximately 92% of our revenue has resulted from these collaborative agreements, and approximately 8% of our revenue has resulted from funds awarded through government grants. As of December 31, 1999, we had total stockholders' equity of $58.8 million.

We have entered into, and intend to continue to enter into, collaborative agreements at various stages in the research and development process. We believe that this active corporate partnering strategy enables us to:

- maintain our focus on our fundamental strengths in vaccine discovery and research;

- capitalize on our corporate partners' strengths in product development, manufacturing and commercialization;

-  retain significant downstream participation in product sales; and

-  reduce our financing requirements.

When entering into corporate partnering relationships, we seek to cover our research and development expenses through research funding, milestone payments, collaborative agreement credit lines, and technology or license fees. Also, we endeavor to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Our significant collaborative agreements include the following:

- Zenyaku Kogyo. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for research and development related to our psoriasis immunotherapeutic product, PVAC. The agreement provides Zenyaku Kogyo with exclusive rights to PVAC treatment in Japan, while we and our treatment discovery partner, Genesis Research and Development Limited, retain exclusive rights with respect to the rest of the world. Under the agreement, we will receive license fees and research funding of $6.0 million, milestone payments based upon successful clinical and commercial progress, and a royalty stream on future product sales.

- Zambon Group and the pharmaceutical division of Japan Tobacco. During May and June 1999, we entered into corporate partnerships with Zambon Group and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer. Zambon Group has exclusive rights to develop and sell vaccine products in Europe, the former countries of the Soviet Union, Argentina, Brazil and Colombia and co-exclusive rights with Japan Tobacco in China. Japan Tobacco has exclusive rights to develop and sell vaccine products in the United States, Japan and a co-exclusive license in China. We also granted Zambon Group a non-exclusive license and Japan Tobacco an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. The agreements have three-year terms and, in the aggregate, provide us with committed research funding of $16.5 million as well as milestone payments that vary depending on the milestones achieved. In addition, Zambon Group purchased $2.0 million of our common stock. The agreement allows Zambon Group to sell the common stock back to us at the original price if the technology does not result in a commercial product at the end of the research program.

- Infectious Disease Research Institute. In March 1999, we entered into a research agreement with the Infectious Disease Research Institute, or IDRI, to research and develop ex vivo therapies for the treatment of cancer. Pursuant to the terms of the agreement, IDRI committed $12.0 million over the three-year term of the agreement to fund work in these areas. The agreement provides us with exclusive rights to all intellectual property and product rights. IDRI will receive a percentage of our proceeds related to ex vivo therapy products resulting from the research and development.

- SmithKline Beecham. During 1998, we entered into a broad corporate partnership with SmithKline Beecham, SmithKline Beecham Biologicals and SmithKline Beecham Manufacturing for vaccine discovery for breast, prostate, ovarian and colon cancer, tuberculosis vaccine discovery and development programs, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae. We also have granted SmithKline Beecham an exclusive worldwide license to develop, manufacture, and sell vaccine products resulting from our clinical program based on Her-2/neu for the treatment of breast and ovarian cancer and our preclinical program based on Mammaglobin, a novel gene product associated with breast cancer. For certain of these disease areas, we granted SmithKline Beecham rights to develop, manufacture and sell passive immunotherapy products. These products include T cell, dendritic cell and antibody therapeutics and therapeutic drug monitoring products. SmithKline Beecham has committed $43.6 million to fund work in such discovery programs during the next four years.

We have also acquired the following companies:

- Ribi. In October 1999, we completed the acquisition of Ribi ImmunoChem Research, a Hamilton, Montana-based biopharmaceutical company focused on developing novel agents that modulate the human immune response to prevent or treat certain diseases including infectious diseases, allergies, cancer and cardiovascular injury. We purchased Ribi for approximately $57.5 million, consisting of 3,610,766 shares of our common stock and stock options valued in the aggregate at $47.9 million, cash of $7.9 million and transaction costs of approximately $1.7 million. We intend that the transaction qualify as a tax-free reorganization and the transaction was accounted for as a purchase. We recorded acquired in-process research and development of $26.0 million and acquisition related intangibles of $15.1 million, including adjuvant know-how of $3.1 million, workforce of $1.0 million and goodwill of $11.0 million.

   As part of our acquisition of Ribi, we assumed responsibility as a potential responsible party in connection with groundwater contamination at the Bitterroot Valley Sanitary Landfill. We have initiated settlement discussions with the United States and the State of Montana and currently believe that a settlement can be reached releasing us from past and future liability related to the groundwater contamination. We have reserved $2.6 million to cover reasonably anticipated settlement costs. If we incur costs in excess of this amount in resolving this action, our financial condition may suffer. In addition, we assumed responsibility for an action brought against Ribi by one of its former employees who alleged he was discharged in violation of the Montana Wrongful Discharge from Employment Act and further that the discharge was for his refusal to violate public policy in connection with his employment. Although we believe our defenses to these allegations have merit, we cannot assure you that we will prevail in this matter. If the former employee prevails on the public policy issue, we could be subject to punitive damages of an unknown amount.

- Anergen. In February 1999, we acquired all of the outstanding shares of common stock of Anergen, a biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. We purchased Anergen for approximately $9.6 million, consisting of 1,058,031 shares of our common stock with a market value of approximately $8.7 million, approximately $200,000 in cash, and transaction costs of approximately $700,000. We recorded acquired in-process research and development of $11.6 million. We accounted for the acquisition as a purchase, and we intend that the transaction qualify as a tax-free reorganization.

- GenQuest. In September 1998, we completed the acquisition of GenQuest, a development stage biotechnology company focused on applying functional genomics technology to discover novel genes and develop the potential of these genes and related gene products to be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon, and ovarian cancer. We purchased GenQuest for approximately $12.4 million, consisting of 1,063,695 shares of our common stock with a market value of approximately $7.3 million, cash of approximately $4.5 million, and transaction costs of approximately $600,000. We recorded acquired in-process research and development of $12.0 million. We accounted for the acquisition as a purchase, and we intend that the transaction qualify as a tax-free reorganization.

We have experienced significant operating losses in each year since our inception. As of December 31, 1999, our accumulated deficit was approximately $88.0 million, of which $49.6 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over, at a minimum, the next several years. These losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs, preclinical and clinical activities and the purchase of technology. Corporate partnerships, other research, development and licensing arrangements, research grants and interest income have generated substantially all of our revenue to date. Our ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We cannot assure you that we will be able to achieve consistent profitability. In addition, because payments under collaborative agreements and licensing arrangements may vary significantly in both timing and amounts, we could experience quarters of profitability and quarters of losses. Therefore, our results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

TOTAL REVENUE

Our revenue increased to $26.5 million for the year ended December 31, 1999, from $18.3 million in 1998 and from $14.4 million in 1997. We attribute the 1999 increase primarily to revenue from collaborative agreements with the pharmaceutical division of Japan Tobacco, Zambon Group, Zenyaku
Kogyo and IDRI. The revenue from the multi-field agreement with SmithKline Beecham is the primary cause for the increase in 1998 over 1997. We received revenue under government grants in 1999 of $1.5 million, more than the

$1.3 million received in 1998, and up from $977,000 received in 1997. We expect our revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, obtain new government grants and uncertainty surrounding additional product sales.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses increased to $42.0 million for the year ended December 31, 1999, from $27.4 million in 1998 and from $16.4 million in 1997. The 1999 increase was primarily attributable to increased payroll and personnel expenses due in part to acquisitions, increased collaboration and patent expenses, increased costs associated with preclinical activities and increased facilities costs as a result of the completion of our facility expansion in late 1998. The 1998 increase compared with 1997 resulted from increased payroll and personnel expenses, laboratory services and supplies, increased collaboration and patent expenses, increased consulting costs and increased amortization of deferred compensation associated with certain stock option grants. We expect research and development expenses to increase in the future as the level of our business activities continues to expand.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses increased to $4.3 million for the year ended December 31, 1999, from $2.7 million in 1998 and from $2.0 million in 1997. These increases were primarily attributable to increased expenses related to payroll and personnel expenses due in part to acquisitions, legal fees, business development, and the general and administrative portions of the amortization of deferred compensation associated with certain stock option grants. We expect general and administrative expenses to increase in the future to support the expansion of our business activities.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

For the year ended December 31, 1999, our acquired in-process research and development (IPR&D) expense increased to $37.6 million from $12.0 million in 1998. The $37.6 million reflects the amount allocated to IPR&D that we acquired in the Ribi and Anergen acquisitions compared to $12.0 million acquired in the GenQuest acquisition during 1998.

Our acquired IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows that we expect to be generated by the purchased technology that, at the acquisition dates, had not yet reached technological feasibility. We based the cash flow projections for revenues on estimates of growth rates and the aggregate size of the respective markets for each product, probability of technical success given the stage of development at the time of acquisition, royalty rates based on prior licensing agreements, product sales cycles, and the estimated life of a product's underlying technology. We deducted our estimated operating expenses and income taxes from our estimated revenue projections to arrive at our estimated after-tax cash flows. Our projected operating expenses include general and administrative expenses and research and development costs. The rate that we used to discount projected cash flows ranged from 38% to 55% for in-process technologies, which we based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

At the acquisition date, Ribi's IPR&D projects consisted of the following: MPL, RC-529, Melacine, Detox and RC-552.

- Ribi is developing MPL, an adjuvant immunostimulant for potential application in vaccines. Ribi has estimated that the research and development costs to complete individual MPL vaccine development projects will be approximately $2.7 million. The MPL projects are in various stages of completion, from preclinical to Phase III. Ribi has scheduled the most advanced MPL project for completion in the year 2000. Ribi has scheduled additional identified MPL projects in early development stages for completion by the year 2006. Although Ribi reported favorable results in Phase III clinical trials related to MPL in a hepatitis B vaccine, significant risk related to regulatory approval remains.

- RC-529 is a next generation synthetic adjuvant. Ribi plans to jointly develop a hepatitis B vaccine utilizing RC-529 with a partner. Ribi has estimated that RC-529 development will be completed in 2004, requiring an additional $2.4 million in research and development costs. As of the acquisition date, Ribi had made progress in the areas of preclinical work, including toxicology studies, comparative studies, and production scale-up studies.

- Melacine vaccine is a therapeutic vaccine to treat melanoma. Ribi has estimated costs to complete Melacine vaccine development at $3.9 million, with a targeted completion date in 2001. Although significant risks remain, Melacine vaccine has completed two Phase III clinical trials and is currently in one other Phase III study.

- Detox has adjuvant properties, which Ribi is currently developing for use in Melacine vaccine. In addition, Biomira is developing Detox for use in Theratope as a therapeutic vaccine for breast, lung, gastrointestinal and colon cancer. Ribi has estimated remaining costs to complete development of Detox at approximately $900,000 with completion planned for 2002. While significant risks remain to complete Detox, Phase III trials have been started for its application in Theratope, a product that contains Detox adjuvant as a vaccine adjuvant.

- RC-552 is a synthetic compound that Ribi is developing for use in protecting against reperfusion injury in patients undergoing cardiac surgery or angioplasty. Ribi has targeted completion of RC-552 development for 2001 with an additional $2.4 million required in completion costs. Prior to our acquisition of Ribi, Ribi made significant progress related to preclinical work, including toxicology studies. The FDA has indicated that Ribi could proceed to a Phase II/III clinical trial for RC-552 with appropriate preclinical data.

Subsequent to our acquisition of Ribi, we received approval of Melacine for the treatment of Stage IV malignant melanoma in Canada in November 1999. We also received preliminary data from a Phase III clinical trial for Melacine for the treatment of Stage II malignant melanoma.

At the Anergen acquisition date, Anergen's IPR&D projects were potential therapies for the treatment of autoimmune diseases that focus on destroying or inactivating T cells without affecting the protective functions of the immune system or stimulate the immune system to produce antibodies that may interfere with the presentation of auto-antigens to destructive T cells. AnervaX.RA, a potential product to treat rheumatoid arthritis, is the primary product. AnervaX.RA is a synthetic peptide vaccine consisting of a small portion of the human leukocyte antigen (HLA) II molecule. AnervaX.RA is designed to elicit an immune response that interferes with the presentation of auto-antigens to T cells. This immune response is intended to stimulate the production of the patient's own antibodies to a subset of the HLA molecules on the patient's antigen presenting cells. AnervaX.RA peptide vaccine has completed a 53-patient randomized Phase II double-blinded clinical trial. Subsequent to our acquisition of Anergen, we have received interim data from a Phase I/II clinical trial for AnergiX.RA in November 1999.

At the GenQuest acquisition date, GenQuest's primary IPR&D projects related to functional genomics technology to discover and develop novel genes and related gene products to be used in diagnosis and therapeutic monoclonal antibodies. These potential products are in the areas of prostate, breast, lung, colon and ovarian cancer. Subsequent to the acquisition of GenQuest, and as a result of the acquisition, additional antigen-based product rights have been granted to SmithKline Beecham, Zambon Group and Japan Tobacco. Also, in August 1999, we entered into a license agreement with Introgen Therapeutics granting exclusive worldwide license to MDA-7, a tumor suppressor gene that we have in-licensed from Columbia University. The license was acquired through our acquisition of GenQuest.

We based all of the foregoing estimates and projections on assumptions we believed to be reasonable at the time of the acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop these projects, our business, operating results, and financial condition may be adversely affected. As of the date of each acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the projects fail, the economic contribution expected to be made by the in-process research and development will not materialize. The risk of untimely completion includes the risk that competitors will develop alternative products.

Interest income

Our interest income decreased to $2.8 million for the year ended December 31, 1999, from $3.0 million in 1998 and up from $1.3 million in 1997. The change in interest income is based on average investment balances during the year and market interest rates.

Interest expense

Our interest expense increased to $797,000 for the year ended December 31, 1999, from $767,000 in 1998 and from $327,000 in 1997. The increase in each period was primarily attributable to higher loan and capital lease financing balances.

Other income

Our other income increased to $677,000 for the year ended December 31, 1999, from $294,000 in 1998 and from $415,000 in 1997. Other income in 1999 includes $400,000 and $250,000 in proceeds from the recovery of a collaboration receivable that was previously charged to expense and sublease rental receipts, respectively. The 1998 and 1997 amounts include $204,000 and $90,000, and $325,000 and $90,000 in proceeds from management and administrative service agreements with GenQuest and IDRI, respectively. We provided services to IDRI with respect to certain management, accounting and financial matters, record keeping, personnel administration and human resources, and treasury services as required by the agreement with IDRI. We performed similar services under our agreement with GenQuest, which ended upon our acquisition of GenQuest in September 1998.

EFFECT OF DEFERRED COMPENSATION

We recorded amortization of deferred compensation of approximately $739,000, $1.4 million and $1.3 million in the years ended December 31, 1999, 1998 and 1997, respectively. Our deferred compensation represents the amortization of the difference between the exercise prices of options for 645,000 shares of common stock granted during the year ended December 31, 1997 and the deemed fair value of our common stock on the grant dates. We will amortize the remaining balance of $441,000 over the remaining vesting period of two years.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through collaborative agreements and the issuance of equity securities and debt instruments. The October 1997 initial public offering and preceding private placements of equity securities have provided us with aggregate net proceeds of approximately $61.1 million. Since inception, we have recognized approximately $67.7 million of revenue under corporate partnerships and grants, have received $12.5 million from the issuance of Series A Preferred

Stock under an equity line of credit, have drawn $9.0 million on a bank loan and received $5.0 million from credit lines under collaborative agreements.

Since our inception in 1994, our operations have used cash of approximately $20.2 million. During the same period, we have invested $10.9 million in property and equipment and have acquired an additional $5.4 million of equipment through capital lease financings.

In April 1999, we entered into an agreement with Castle Gate, an investment partnership focusing primarily on health care and biomedical companies, to provide us with an equity line of credit of up to $50 million. Under this agreement, Castle Gate is obligated to provide the equity line of credit through March 2001. We may draw down funds under the equity line of credit at our sole option and may use these funds for expenses in connection with various technology or company acquisitions. When these funds are drawn down, we will issue Castle Gate shares of our Series A preferred stock at a price of $1,000 per share and warrants to purchase shares of our common stock. At the time we executed the Castle Gate agreement, we completed an initial draw-down under the equity line of credit of $12.5 million and a corresponding issuance to Castle Gate of 12,500 shares of our Series A preferred stock convertible into common stock at $8.50 per share and warrants to purchase up to a total of 1,037,137 shares of our common stock. The warrants have exercise prices of $8.28 and $8.50 per share. On September 24, 1999, we obtained stockholder approval for any additional funds that we may elect to draw under the equity line of credit. In the event we elect to draw down additional funds under the equity line of credit, each draw must be for a minimum of $12.5 million. We have no present intention to make any additional draws under the equity line of credit.

On the date of the initial draw, the effective conversion price of the preferred stock (after allocating the portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. The discount of $5.5 million was recorded as a preferred stock dividend. In addition, we accrued $469,000 related to the 5% annual cumulative dividend.

During the year ended December 31, 1999, we used $5.7 million of net cash in our operations, compared to $7.5 million in 1998 and $249,000 in 1997. Our investing activities used $16.4 million in 1999, compared to $8.5 million in 1998 and $30.9 million in 1997. The 1999 increase was due primarily to the increased use of cash in the net activity of available-for-sale securities, partially offset by decreases in purchases of property and equipment and cash used in acquisitions. The 1998 decrease compared with 1997 was due to purchases of available-for-sale securities in 1997 with the proceeds from our initial public offering in October 1997. Our financing activities provided cash of $13.8 million in 1999 compared with $8.7 million in 1998 and $45.5 million in 1997. The increase in 1999 was primarily due to proceeds of $12.5 million from our issuance of Series A Preferred stock partially offset by a decrease in proceeds from long-term obligations. The decrease in 1998 compared with 1997 is primarily a result of the proceeds from our initial public offering in October 1997. As of December 31, 1999, we had approximately $45.6 million in cash, cash equivalents and securities available-for-sale. Working capital decreased to $20.9 million at December 31, 1999 from $37.0 million in 1998.

We believe that our existing capital resources, committed payments under our existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 12 months. However, we cannot assure you that these sources of capital will be sufficient for such period of time. Our future capital requirements will depend on many factors, including, among others:

- continued scientific progress in our discovery, research and development programs;

-  the magnitude and scope of these activities;

- our ability to maintain existing, and enter into additional, corporate partnerships and licensing arrangements;

-  progress with preclinical studies and clinical trials;

-  the time and costs involved in obtaining regulatory approvals;

-  the costs of acquiring companies with complementary technology;

- the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

- the potential need to develop, acquire or license new technologies and products and other factors not within our control.

We intend to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings, and capital lease transactions. However, we cannot assure you that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research or development programs, any of which could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We are currently evaluating the impact of SAB 101 on the accounting for up-front fees received pursuant to certain collaboration agreements. Should we determine that a change in accounting policy is necessary, such changes will be made effective January 1, 2000 and would result in a change to results of operations for the cumulative effect of the change. Such amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial results would not be restated.

IMPACT OF YEAR 2000 ISSUES

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred expenses of less than $100,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that we promptly address any latent Year 2000 matters that may arise.

MARKET RISK DISCLOSURES

We do not use derivative financial instruments in our operations or investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the United States Government and fixed income investments which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates.

FACTORS AFFECTING FUTURE RESULTS

You should carefully consider the risks described below, together with all of the other information included in this Annual Report and the information incorporated by reference in this Annual Report. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline.

This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report. See "Forward-looking statements."

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND HAVE LIMITED SOURCES OF REVENUE.

We are at an early stage in the development of our therapeutic, prophylactic and diagnostic products. To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue for the foreseeable future will continue to result from corporate partnerships. Since our inception, we have generated only minimal revenue from diagnostic product sales and no revenue from therapeutic or prophylactic product sales. We cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of such products. We may not receive anticipated revenue under existing corporate partnerships, and we may not be able to enter into any additional corporate partnerships.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE CONSISTENT PROFITABILITY.

We have experienced significant operating losses in each year since our inception on September 8, 1994. As of December 31, 1999, our accumulated deficit was approximately $88.0 million, of which $49.7 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Ribi ImmunoChem Research, Anergen and GenQuest. We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. We may never achieve consistent profitability, and our ability to achieve a consistent, profitable level of operations is dependent in large part upon:

- entering into agreements with corporate partners for product discovery, research, development and commercialization;

-  obtaining regulatory approvals for our products; and

-  successfully manufacturing and marketing commercial products.

In addition, payments under corporate partnerships and licensing arrangements will be subject to significant fluctuations in both timing and amounts. Accordingly, our results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

BECAUSE OUR TECHNOLOGY AND PRODUCT DEVELOPMENT ARE UNPROVEN, OUR BUSINESS MAY NOT SUCCEED.

Our technological approach to the development of therapeutic and prophylactic vaccines and other immunotherapeutic products for autoimmune diseases, cancer and infectious diseases is unproven in humans. Products based on our technologies are currently in the research, preclinical or clinical investigation stages and have not been demonstrated to be safe and effective in clinical settings. Currently, only a small number of our immunotherapeutic products have advanced to clinical trials. Only one of our corporate partners has conducted clinical trials that incorporate our proprietary microsphere delivery system. In addition, with the exception of Phase I Her-2/neu vaccine trials, we have not, nor have any of our corporate partners, conducted any clinical trials using our proprietary vaccine antigens for cancer or infectious diseases. With the exception of the approval of Melacine(R) vaccine in Canada, we have not, nor has any other company, received regulatory approval for, or successfully commercialized, any therapeutic vaccines for the autoimmune diseases, cancer or infectious diseases that we target. We may not be able to develop effective vaccines for such diseases within a reasonable time, if ever, and such vaccines may not be capable of being commercialized. Furthermore, our programs may not move beyond their current stages of development.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH OR INTEGRATE POTENTIAL FUTURE ACQUISITIONS.

We have recently completed several acquisitions of complementary technologies, product candidates and businesses. In the future, we may acquire additional complementary companies, products or technologies. Managing these acquisitions has entailed and may in the future entail numerous operational and financial risks and strains, including:

-  exposure to unknown liabilities of acquired companies;

- higher than expected acquisition and integration costs which may cause our quarterly and annual operating results to fluctuate;

- combining the operations and personnel of acquired businesses with our own which may be difficult and costly, and integrating or completing the development and application of any acquired technologies which may disrupt our business and divert our management's time and attention;

- impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

- inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations; and

- increased amortization expenses if an acquisition results in significant goodwill or other intangible assets.

If we do not effectively manage our business or otherwise adapt to anticipated growth, our business and stock price may suffer.

COMMERCIALIZATION OF SOME OF OUR POTENTIAL PRODUCTS DEPENDS ON CORPORATE PARTNERS. IF OUR CORPORATE PARTNERS ARE NOT SUCCESSFUL, OR IF WE ARE UNABLE TO FIND CORPORATE PARTNERS IN THE FUTURE, OUR BUSINESS MAY NOT SUCCEED.

The success of our business strategy is largely dependent on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 94% and 93% of our revenue for the years ended December 31, 1999 and 1998, respectively, from research and development and other funding under our existing corporate partnerships.

We have established relationships with various corporate partners, including SmithKline Beecham, the pharmaceutical division of Japan Tobacco, Zambon Group, Zenyaku Kogyo, Schering-Plough and Organon, among others. The process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty. Our discussions with potential partners may not lead to the establishment of new corporate partnerships on favorable terms, or at all. If we are successful in establishing such corporate partnerships, they may never result in the successful development of our products or the generation of significant revenues.

Some of our corporate partners have options to license certain aspects of our technology. Any of these corporate partners may not exercise their option to license such technology. We have also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating our proprietary antigen technology. These diagnostic corporate partnerships may never generate significant revenues.

Because we generally enter into research and development collaborations with corporate partners at an early stage of product development, our success largely depends upon the performance of our corporate partners. We do not directly control the amount or timing of resources devoted by our corporate partners to collaborative activities. As a result, our corporate partners may not commit sufficient resources to our research and development programs or the commercialization of our products. If any corporate partner fails to conduct its activities in a timely manner, or at all, our preclinical or clinical development related to such corporate partnership could be delayed or terminated. Also, our current corporate partners or future corporate partners, if any, may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. In addition, disputes may arise with respect to ownership of technology developed under any such corporate partnership. Finally, our corporate partners may terminate any of our current partnerships, and we may not be able to negotiate additional corporate partnerships in the future on acceptable terms, or at all. Management of our relationships with our corporate partners will require:

-  significant time and effort from our management team;

- coordination of our research with the research priorities of our corporate partners;

-  effective allocation of our resources to multiple projects; and

- an ability to obtain and retain key management, scientific and other personnel.

OUR INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES MAY IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

Our success also depends on our ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to the development and commercialization of our or our partners' products. We have various license agreements that provide us rights to use technologies owned or licensed by third parties. These license agreements generally allow us and our corporate partners to use the licensed technology in research, development and commercialization activities. Disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors or scientific collaborators. Additionally, many of our in-licensing agreements contain milestone-based termination provisions. Our failure or the failure of any of our corporate partners to meet any agreed milestones could allow the licensor to terminate an agreement.

We may not be able to negotiate additional license agreements in the future on acceptable terms, or at all. In addition, our current license agreements may be terminated, and we may not be able to maintain the exclusivity of our exclusive licenses. If we cannot obtain or maintain licenses to technologies advantageous or necessary to the development or the commercialization of our products, we and our corporate partners may be required to expend significant time and resources to develop or in-license similar technology. If we are not able to do so, we may be prevented from commercializing certain of our products and our business and stock price may suffer.

OUR STOCK PRICE COULD BE VOLATILE.

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock may be subject to substantial volatility depending upon many factors, including:

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

-  changes in our intellectual property portfolio;

-  developments or disputes concerning proprietary rights;

-  changes in government regulations;

-  progress of regulatory approvals;

- issuance of new or changed stock market analyst reports and/or recommendations;

-  economic and other external factors;

-  operating losses by us; and

- fluctuations in our financial results and degree of trading liquidity in our common stock.

One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market.

THE PROPRIETARY RIGHTS UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE.

Our success depends in part on our ability to:

-  obtain commercially valuable patents;

-  protect trade secrets;

-  operate without infringing upon the proprietary rights of others; and

-  prevent others from infringing on our proprietary rights.

We will only be able to protect our proprietary rights from unauthorized use to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary positions by filing United States and foreign patent applications. As of

March 2, 2000, we owned or had licensed 103 issued United States patents that expire at various times between May 2002 and May 2018, as well as 207 pending United States patent applications.

Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical field are still evolving. Accordingly, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

- the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

- the claims of any patents which are issued may not provide meaningful protection;

- we may not be able to develop additional proprietary technologies that are patentable;

- the patents licensed or issued to us or our corporate partners may not provide a competitive advantage;

- other companies may challenge patents licensed or issued to us or our corporate partners;

-  patents issued to other companies may harm our ability to do business;

- other companies may independently develop similar or alternative technologies or duplicate our technologies; and

-  other companies may design around technologies we have licensed or developed.

We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants, partners and customers to enter into confidentiality agreements, we cannot be certain that we will be able to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain or to third parties could cause our business, financial condition and results of operations to suffer.

IF THIRD PARTIES CHALLENGE THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS, OUR BUSINESS MAY SUFFER.

A substantial number of patents have issued, and an even larger number of patent applications have been filed, in the fields of immunology and molecular biology. Our commercial success depends significantly on our ability to operate our business without infringing the patents and other proprietary rights of third parties. However, our technologies may infringe the patents or violate other proprietary rights of third parties. This could result in our corporate partners and us being prevented from pursuing product development or commercialization of our technologies and product candidates. This result would significantly harm our business.

We have licensed certain patent applications from Southern Research Institute, or SRI, related to our microsphere encapsulation technology. Two of these patent applications are currently the subject of opposition proceedings before the European Patent Office. In one such opposition, the European Patent Office has revoked a previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will ultimately prevail in this or any other opposition proceedings. As a result, these patents may not issue in Europe, in which case our business may suffer.

The defense and prosecution of intellectual property rights, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

-  assert claims of infringement;

-  enforce our issued and licensed patents;

-  protect trade secrets or know-how; or

- determine the enforceability, scope and validity of the proprietary rights of others.

If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and will divert the efforts of our technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms or at all. We may be restricted or prevented from developing and commercializing our products, if any, in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses. Any of these outcomes would significantly harm our business.

IF WE ARE UNABLE TO SECURE ADDITIONAL FUNDING, WE WOULD HAVE TO REDUCE OR CEASE OPERATIONS.

We require substantial capital resources in order to conduct our operations. Our future capital requirements will depend on many factors, including:

-  continued scientific progress in our research and development programs;

-  the magnitude and scope of our research and development programs;

- our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

-  progress with preclinical studies and clinical trials;

- the time and costs involved in obtaining regulatory approvals for our products;

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

We intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

-  public or private equity financings; public or private debt financings; and

-  capital lease transactions.

However, additional financing may not be available on acceptable terms, if at all. In addition, a substantial number of payments to be made by our corporate partners and other licensors are dependent upon the achievement by us of development and regulatory milestones. Failure to achieve such milestones may significantly harm our future capital position. Additional equity financings could result in significant dilution to our stockholders. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, development, preclinical or clinical programs or manufacturing efforts. We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equity credit lines, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 12 months. We may attempt to raise additional capital due to market conditions or strategic considerations even if we have sufficient funds for planned operations.

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF, THE LOSS OF WHOM COULD IMPAIR OUR ABILITY TO COMPETE.

We depend heavily on the principal members of our management and scientific staff, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may not be able to attract and retain such individuals currently or in the future on acceptable terms, or at all, and the failure to do so would significantly harm our business. In addition, we do not maintain "key person" life insurance on any of our officers, employees or consultants.

We also have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at our request or assist us in formulating our research, development or clinical strategy. These scientific collaborators are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these scientific collaborators and can generally expect such individuals to devote only limited amounts of time to our activities. Failure of any such persons to devote sufficient time and resources to our programs could harm our business. In addition, these collaborators may have arrangements with other companies to assist such companies in developing technologies that may compete with our products.

MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL RESOURCES AND EXPERTISE IN DISCOVERY, RESEARCH AND DEVELOPMENT, TESTING, OBTAINING REGULATORY APPROVAL AND MARKETING THAN US.

The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent autoimmune diseases, cancer and infectious diseases, including:

-  pharmaceutical companies;

-  biotechnology companies;

-  academic institutions; and

-  research organizations.

Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining such technology on commercially reasonable terms, or at all.

Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we or our corporate partners do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, preclinical and clinical development, obtaining regulatory approval and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We and our corporate partners will face competition with respect to:

-  product efficacy and safety;

-  the timing and scope of regulatory approvals;

-  availability of resources;

-  reimbursement coverage;

-  product price; and

-  patent position, including potentially dominant patent positions.

Competitors may develop more effective or more affordable products, or may achieve earlier patent protection or product commercialization than our corporate partners and us. These competitive products may render our products obsolete.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER PROBLEMS OR DELAYS WHICH COULD RESULT IN LOST REVENUE.

Our current manufacturing facilities may not be sufficient to support our or our corporate partners' needs for clinical quantities of our products and commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product, or in producing clinical grade or commercial amounts of our proprietary antigens. Although we currently manufacture limited quantities of some antigens and several adjuvants, we may rely on third party contract manufacturers to produce larger quantities of such substances for clinical trials and product commercialization. We and these contract manufacturers may not be able to manufacture our proprietary antigen vaccines at a cost or in quantities necessary to make them commercially viable. Third party manufacturers also may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with such manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of such products. Moreover, contract manufacturers that we may use must continually adhere to current Good Manufacturing Practices (GMP) regulations enforced by the United States Food and Drug Administration, or FDA, through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our products will not be granted.

BECAUSE WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITIES, OUR BUSINESS MAY SUFFER.

We currently have no sales, marketing or distribution capabilities. We intend to rely on our corporate partners to market our products. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish such relationships and are required to market any of our products directly, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to maintain or establish such relationships with third parties or build in-house sales and distribution capabilities.

BECAUSE OUR SUCCESS DEPENDS ON OUR PRODUCTS BEING APPROVED THROUGH A GOVERNMENT REGULATORY APPROVAL PROCESS THAT IS UNCERTAIN, TIME-CONSUMING AND EXPENSIVE, OUR BUSINESS MAY SUFFER.

Any products we or our corporate partners develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product we or our corporate partners develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval or clearance. Data from a recently completed Phase III clinical trial of Melacine, our melanoma vaccine, showed no statistically significant therapeutic benefit on patients who met the criteria for treatment in connection with the trial. We are currently reviewing, together with our corporate partner for this product, what additional studies, if any, will be conducted for this product.

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

Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for such product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with detailed regulations governing GMP. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and this liability could exceed our resources. We may have to incur significant costs to comply with future environmental laws and regulations. As part of our acquisition of Ribi, we assumed responsibility as a potential responsible party in connection with groundwater contamination at the Bitterroot Valley Sanitary Landfill. We have initiated settlement discussions with the United States and the State of Montana and currently believe that a settlement can be reached releasing us from past and future liability related to the groundwater contamination. We have reserved $2.6 million to cover reasonably anticipated settlement costs. If we incur costs in excess of this amount in resolving this action, our financial condition may suffer.

In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations. Our business may be harmed by the cost of such compliance.

WE FACE PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE.

We may experience losses due to product liability claims. We have obtained limited product liability insurance coverage. Such coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost, or at all. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, product recalls or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may significantly harm our business.

IF WE CANNOT SUCCESSFULLY DEVELOP OUR PRODUCTS, OR IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, WE WILL NOT GENERATE REVENUE AND OUR BUSINESS WILL SUFFER.

Development of therapeutic, prophylactic and diagnostic products is subject to risks of failure inherent in their development or commercial viability. Also, physicians, patients or the medical community generally may not accept or utilize any products that may be developed by our corporate partners or us. These risks include the possibility that any such products will:

-  be found unsafe;

-  be found to be ineffective;

-  fail to receive necessary regulatory approvals;

-  be difficult or impossible to manufacture on a large scale;

-  be uneconomical to market;

- fail to be developed prior to the successful marketing of similar products by competitors;

- be impossible to market because they infringe on the proprietary rights of third parties or compete with products marketed by third parties that are superior;

-  not be as effective as alternative treatment methods; and

-  not qualify for reimbursement from government and third-party payors.

Any products successfully developed by us or our corporate partners, if approved for marketing, may never achieve market acceptance. Such products will compete with drugs and therapies manufactured and marketed by other major pharmaceutical and other biotechnology companies. If we do not successfully develop and market our products, we will not generate revenue and our business will suffer.

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

-  other health care-related organizations.

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

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Following this offering, our directors, entities affiliated with our directors, and our executive officers will beneficially own, in the aggregate, approximately 20.5% of our outstanding capital stock. These stockholders as a group may be able to influence our management and affairs and, if acting together, may be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

The concentration of ownership may also delay or prevent a change of control of Corixa at a premium price if these stockholders oppose it.

STATE LAWS AND OUR CERTIFICATE OF INCORPORATION MAY INHIBIT POTENTIAL ACQUISITION BIDS THAT COULD BE BENEFICIAL FOR STOCKHOLDERS.

Provisions of our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware and Washington law, will make it more difficult for a third party to acquire us, even if doing so would be beneficial for our stockholders. See "Description of capital stock--Antitakeover laws and provisions" for a discussion of these antitakeover provisions.

Forward-looking statements

This Annual Report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. Words such as "believes," "anticipates," "plans," "estimates," "future," "could," "may," "should," "expect," "envision," "potentially," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to these differences include those discussed previously under the caption "Risk factors" and elsewhere in this Annual Report and the documents incorporated by reference in this Annual Report. We caution investors not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Actual results or outcomes may differ materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including among other items, risks and uncertainties in:

-  market acceptance of and continuing demand for our products;

-  the attainment of patent protection for any of these products;

-  the impact of competitive products, pricing and reimbursement policies;

-  our ability to obtain additional financing to support our operations;

-  the continuation of our corporate collaborations;

-  clinical trial results;

-  obtaining and maintaining regulatory approval where required; and

-  changing market conditions and other risks detailed below.

You should read and interpret any forward-looking statements together with our other filings with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Corixa Corporation

We have audited the accompanying consolidated balance sheets of Corixa Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corixa Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP
Seattle, Washington
February 11, 2000

CORIXA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                                1999        1998
----------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    780    $  9,098
  Securities available-for-sale.............................    33,425      30,514
  Accounts receivable, net (including $161 receivable from
     an affiliated company at December 31, 1998)............     2,792       3,449
  Interest receivable.......................................       759         567
  Prepaid expenses and other current assets.................     1,779         516
  Deposits..................................................     1,657          --
                                                              --------    --------
Total current assets........................................    41,192      44,144
Property and equipment, net.................................    21,281       8,831
Securities available for sale, noncurrent...................    11,348       5,529
Investments.................................................     4,000       2,544
Acquisition related intangible assets, net..................    14,516          --
Deferred charges and deposits...............................       143         136
                                                              --------    --------
          Total assets......................................  $ 92,480    $ 61,184
                                                              ========    ========
LIABLITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  8,701    $  4,368
  Dividend payable..........................................       469          --
  Deferred revenue..........................................     8,236         100
  Current portion of long-term obligations..................     2,867       2,697
                                                              --------    --------
Total current liabilities...................................    20,273       7,165
Long-term obligations, less current portion.................    11,426      11,835
Commitments and contingencies
Redeemable common stock.....................................     2,000          --
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized--10,000,000 shares;
     Designated Series A--50,000 shares;
     Issued and outstanding--12,500 shares in 1999 and none
      in 1998...............................................        --          --
  Common stock, $0.001 par value:
     Authorized--40,000,000 shares
     Issued and outstanding--18,627,225 shares in 1999
     (including 141,576 redeemable common shares) and
      13,400,895 in 1998....................................        19          13
  Additional paid-in-capital................................   147,926      76,539
  Deferred compensation.....................................      (441)     (1,180)
  Accumulated other comprehensive income (loss).............      (687)         90
  Accumulated deficit.......................................   (88,036)    (33,278)
                                                              --------    --------
Total stockholders' equity..................................    58,781      42,184
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 92,480    $ 61,184
                                                              ========    ========

See accompanying notes.

CORIXA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                                1999       1998      1997
-------------------------------------------------------------------------------------------
Revenue:
  Collaborative agreements..................................  $ 25,035   $ 17,003   $13,390
  Government grants.........................................     1,463      1,267       977
                                                              --------   --------   -------
     Total revenue..........................................    26,498     18,270    14,367
Operating expenses:
  Research and development..................................    41,962     27,436    16,398
  General and administrative................................     4,330      2,672     2,033
  Acquired in-process research and development..............    37,637     12,021        --
                                                              --------   --------   -------
     Total operating expenses...............................    83,929     42,129    18,431
                                                              --------   --------   -------
Loss from operations........................................   (57,431)   (23,859)   (4,064)
Interest income.............................................     2,793      3,016     1,300
Interest expense............................................      (797)      (767)     (327)
Other income................................................       677        294       415
                                                              --------   --------   -------
Net loss....................................................   (54,758)   (21,316)   (2,676)
Preferred stock dividend....................................    (6,008)        --        --
                                                              --------   --------   -------
Net loss applicable to common stockholders..................  $(60,766)  $(21,316)  $(2,676)
                                                              ========   ========   =======
Basic and diluted net loss per common share.................  $  (3.91)  $  (1.75)  $ (0.55)
                                                              ========   ========   =======
Shares used in computation of basic and diluted net loss per
  common share..............................................    15,528     12,172     4,891
                                                              ========   ========   =======

See accompanying notes.

CORIXA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                                     ACCUMULATED
                                                                         ADDITIONAL                                     OTHER
                                     PREFERRED STOCK    COMMON STOCK      PAID-IN      RECEIVABLE      DEFERRED     COMPREHENSIVE
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     FOR WARRANTS   COMPENSATION   INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997.........   5,151    $ 6      2,594    $ 3      $ 21,655      $(1,140)       $    --          $ (12)
 Warrants payment received.........      --     --         --                   --          488             --             --
 Stock options exercised...........      --     --        126     --            69           --             --             --
 Issuance of common stock for
   services........................      --     --          8     --            65           --             --             --
 Deferred compensation related to
   stock option grants.............      --     --         --     --         3,904           --         (3,904)            --
 Amortization of deferred
   compensation....................      --     --         --     --            --           --          1,329             --
Proceeds from initial public
 offering (IPO) (net of offering
 cost of $4,072)...................      --     --      3,450      4        40,774           --             --             --
Preferred stock conversion upon
 IPO...............................  (5,151)    (6)     5,151      5            --           --             --             --
Stock warrants net exercised.......      --     --        445     --            --           --             --             --
Comprehensive loss:
 Net unrealized gain on securities
   available-for-sale..............      --     --         --     --            --           --             --              7
Net loss...........................      --     --         --     --            --           --             --             --
Comprehensive loss.................
                                     ------    ---     ------    ---      --------      -------        -------          -----
Balance at December 31, 1997.......      --     --     11,774     12        66,467         (652)        (2,575)            (5)
 Warrants payment received.........      --     --         --     --            --          652             --             --
 Stock options exercised...........      --     --        106     --            59           --             --             --
 Issuance of common stock under the
   employee stock purchase plan....      --     --          6     --            32           --             --             --
 Issuance of common stock in
   GenQuest acquisition............      --     --      1,064      1         7,350           --             --             --
 Issuance of common stock in
   exchange for technology and
   services........................      --     --         23     --           131           --             --             --
Amortization of deferred
 compensation......................      --     --         --     --            --           --          1,395             --
Issuance of common stock for
 cash..............................      --     --        428     --         2,500           --             --             --
Comprehensive loss:
 Net unrealized gain on securities
   available-for-sale..............      --     --         --     --            --           --             --             95
 Net loss..........................      --     --         --     --            --           --             --             --
 Comprehensive loss................
                                     ------    ---     ------    ---      --------      -------        -------          -----
Balance at December 31, 1998.......      --            13,401     13        76,539           --         (1,180)            90
 Issuance of Series A convertible
   preferred stock and common stock
   warrants (net of offering cost
   of $16).........................      12     --         --     --        12,484           --             --             --
 Preferred stock dividend..........      --     --         --     --          (469)          --             --             --
 Stock options exercised...........      --     --         97     --           263           --             --             --
 Issuance of common stock under the
   employee stock purchase plan....      --     --         26     --           134           --             --             --
 Issuance of common stock and
   options in exchange for
   technology and services.........      --     --         20     --           866           --             --             --
 Issuance of common stock for
   acquisitions....................      --             4,839      6        58,109                          --             --
 Stock warrants net exercised......      --     --        103     --            --           --             --             --
 Amortization of deferred
   compensation....................      --     --         --     --            --           --            739             --
 Comprehensive loss:
   Net unrealized loss on
     securities
     available-for-sale............      --     --         --     --            --           --             --           (777)
   Net loss........................      --     --         --     --            --           --             --             --
   Comprehensive loss..............
                                     ------    ---     ------    ---      --------      -------        -------          -----
Balance at December 31, 1999.......      12    $--     18,486    $19      $147,926      $    --        $  (441)         $(687)
                                     ======    ===     ======    ===      ========      =======        =======          =====


                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
-----------------------------------
Balance at January 1, 1997.........   $ (9,286)      $ 11,226
 Warrants payment received.........         --            488
 Stock options exercised...........         --             69
 Issuance of common stock for
   services........................         --             65
 Deferred compensation related to
   stock option grants.............         --             --
 Amortization of deferred
   compensation....................         --          1,329
Proceeds from initial public
 offering (IPO) (net of offering
 cost of $4,072)...................         --         40,778
Preferred stock conversion upon
 IPO...............................         --             (1)
Stock warrants net exercised.......         --              0
Comprehensive loss:
 Net unrealized gain on securities
   available-for-sale..............         --              7
Net loss...........................     (2,676)        (2,676)
                                                     --------
Comprehensive loss.................                    (2,669)
                                      --------       --------
Balance at December 31, 1997.......    (11,962)        51,285
 Warrants payment received.........         --            652
 Stock options exercised...........         --             59
 Issuance of common stock under the
   employee stock purchase plan....         --             32
 Issuance of common stock in
   GenQuest acquisition............         --          7,351
 Issuance of common stock in
   exchange for technology and
   services........................         --            131
Amortization of deferred
 compensation......................         --          1,395
Issuance of common stock for
 cash..............................         --          2,500
Comprehensive loss:
 Net unrealized gain on securities
   available-for-sale..............         --             95
 Net loss..........................    (21,316)       (21,316)
                                                     --------
 Comprehensive loss................                   (21,221)
                                      --------       --------
Balance at December 31, 1998.......    (33,278)        42,184
 Issuance of Series A convertible
   preferred stock and common stock
   warrants (net of offering cost
   of $16).........................         --         12,484
 Preferred stock dividend..........         --           (469)
 Stock options exercised...........         --            263
 Issuance of common stock under the
   employee stock purchase plan....         --            134
 Issuance of common stock and
   options in exchange for
   technology and services.........         --            866
 Issuance of common stock for
   acquisitions....................         --         58,115
 Stock warrants net exercised......         --             --
 Amortization of deferred
   compensation....................         --            739
 Comprehensive loss:
   Net unrealized loss on
     securities
     available-for-sale............         --           (777)
   Net loss........................    (54,758)       (54,758)
                                                     --------
   Comprehensive loss..............                   (55,535)
                                      --------       --------
Balance at December 31, 1999.......   $(88,036)      $ 58,781
                                      ========       ========

See accompanying notes.

CORIXA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                1999        1998        1997
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss....................................................  $(54,758)   $(21,316)   $ (2,676)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Acquired in-process research and development..............    37,637      12,021          --
  Amortization of deferred compensation.....................       739       1,395       1,329
  Depreciation and amortization.............................     3,801       1,609       1,091
  Equity instruments issued in exchange for technology and
    services................................................       866         131          65
  Write-off of warrant receivable...........................        --         489          --
Changes in operating assets and liabilities:
  Accounts receivable.......................................     1,357      (2,805)         80
  Interest receivable.......................................      (192)       (433)       (129)
  Prepaid expenses, deposits and other current assets.......       512         175        (380)
  Accounts payable and accrued liabilities..................      (759)      2,305         592
  Deferred revenue..........................................     5,090      (1,097)       (221)
                                                              --------    --------    --------
Net cash used in operating activities.......................    (5,707)     (7,526)       (249)
INVESTING ACTIVITIES:
  Purchases of securities available-for-sale................   (43,791)    (86,844)    (35,802)
  Proceeds from maturities of securities
    available-for-sale......................................    15,096      63,751       5,794
  Proceeds from sale of securities..........................    19,226      27,004          --
  Purchases of property and equipment.......................    (3,090)     (5,590)       (888)
  Net cash paid in acquisitions.............................    (1,609)     (4,737)         --
  Investments...............................................    (2,250)     (1,750)         --
  Anergen preacquisition cost...............................        --        (345)         --
                                                              --------    --------    --------
Net cash used in investing activities.......................   (16,418)     (8,511)    (30,896)
FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable common stock.........     2,000          --          --
  Proceeds from issuance of common stock....................       397       2,591      40,847
  Proceeds from issuance of preferred stock.................    12,484          --          --
  Principal payments on capital leases......................    (1,059)     (1,077)       (820)
  Principal payments made on long-term obligations..........    (2,015)         --          --
  Borrowings form collaborative agreements..................        --       2,000       3,000
  Proceeds from long-term obligations.......................     2,000       5,000       2,000
  Payments on receivables for warrants......................        --         163         488
                                                              --------    --------    --------
Net cash provided by financing activities...................    13,807       8,677      45,515
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (8,318)     (7,360)     14,370
Cash and cash equivalents at beginning of period............     9,098      16,458       2,088
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $    780    $  9,098    $ 16,458
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid...............................................  $    844    $    706    $    327
                                                              ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Equity instruments issued for acquisitions..................  $ 58,109    $  7,352    $     --
                                                              ========    ========    ========
Assets acquired pursuant to capital leases..................  $     --    $    308    $  2,067
                                                              ========    ========    ========

See accompanying notes.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Corixa Corporation (the Company or Corixa) is focused on the discovery and early clinical development of vaccines, antigen-based products and adjuvants useful in preventing, treating or diagnosing autoimmune disease, cancer and certain infectious diseases.

CASH AND CASH EQUIVALENTS

All short-term investments, which consist primarily of bankers' acceptances and certificates of deposit, with maturities of three months or less at date of purchase are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.

SECURITIES AVAILABLE-FOR-SALE

The Company's investment portfolio is classified as available-for-sale and is segregated into current and non current portions based on the remaining term of the instrument. The Company's primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. The Company invests primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.

MANAGEMENT OF CREDIT RISK

The Company is subject to concentration of credit risk, primarily from its investments. Credit risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is depreciated on the straight-line method over the assets' estimated useful lives, which range from three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Amortization of assets recorded under capital leases is included in depreciation.

ACQUISITION RELATED INTANGIBLE ASSETS

Intangible assets consist of acquired workforce, adjuvant know-how and goodwill and are amortized on the straight-line method over periods of four to seven years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock option plans. Accordingly, Corixa's employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosures of net loss and net loss per share under SFAS 123 are provided in Note 6.

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue (EITF) No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OTHER FINANCIAL INSTRUMENTS

At December 31, 1999 and 1998, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Corixa Corporation and its wholly owned subsidiaries. All significant inter-company account balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research funding, development and technology access payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of the related obligations. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments is recognized as earned. Advance payments received under any agreement in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. The Company recognized 73% of its revenue in 1999 from three collaborative partners and 76% and 74% of its revenue in 1998 and 1997, respectively from two collaborative partners.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. Among other things, SAB 101 discusses

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We are currently evaluating the impact of SAB 101 on the accounting for up-front fees received pursuant to certain collaboration agreements. Should we determine that a change in accounting policy is necessary, such changes will be made effective January 1, 2000 and would result in a change to results of operations for the cumulative effect of the change. Such amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial results would not be restated.

RESEARCH AND DEVELOPMENT EXPENSES

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," the Company's research and development costs are expensed as incurred. Acquired in-process research and development is charged to expense at the date of acquisition.

NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and preferred stock. Since Corixa reports a net loss, diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options, stock warrants and preferred stock being added to weighted average shares outstanding would reduce the loss per share. Therefore, outstanding stock options, stock warrants and preferred stock are not included in the calculation.

Comprehensive income (loss) includes all items that comprise net loss and the effect of unrealized gains (losses) on available-for-sale securities. Comprehensive income (loss) is shown on the consolidated statements of stockholders' equity.

SEGMENT INFORMATION

In January 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard established interim and annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company currently operates in one segment.

NEW ACCOUNTING STANDARDS

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 on January 1, 1999 and there was no significant impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to as derivatives) and for hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

2. SCIENTIFIC COLLABORATIVE AND LICENSE AGREEMENTS

1999 AGREEMENTS

In March 1999, Corixa entered into a research agreement with the Infectious Disease Research Institute ("IDRI") to research and develop ex vivo therapies for the treatment of cancer. Pursuant to the terms of the agreement, IDRI committed $12.0 million of research funding over the three-year term of the agreement. The agreement provides the Company exclusive rights to all intellectual property and product rights while IDRI will receive a percentage of certain Corixa proceeds related to ex vivo therapy products resulting from such research and development. The Company recognized revenue of $4.5 million in connection with this agreement in 1999.

During May and June 1999, the Company entered into corporate partnerships with Zambon Group Spa and Japan Tobacco, respectively, for the research, development and commercialization of vaccine and antibody-based products aimed at the prevention and/or treatment of lung cancer. Zambon has exclusive rights in Europe, the former countries of the Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Japan Tobacco has exclusive rights to develop and sell vaccine products in the United States, Japan and a co-exclusive license in China. Corixa also granted Japan Tobacco a nonexclusive license to formulate vaccines that may result from the collaboration in Corixa's microsphere delivery system with Corixa's proprietary protein adjuvants. The agreements have terms of three years and, in the aggregate, provide for committed research funding of $16.5 million as well as milestone payments that vary depending on the milestones achieved. In addition, Zambon purchased $2.0 million of Corixa common stock. The collaboration agreement allows Zambon to sell the common stock back to Corixa at the original price if the technology does not result in a commercial product at the end of the research program (see footnote 6). The Company recognized revenue of $3.1 million and $1.6 million in connection with the Zambon and Japan Tobacco agreements, respectively in 1999.

In August 1999 the Company entered into a corporate partnership with Zenyaku Kogyo Co. Ltd. For the research and development related to the psoriasis immunotherapeutic product (PVAC) developed by Corixa and Genesis Research and Development Corporation (Genesis). The agreement provides Zenyaku Kogyo with exclusive rights to PVAC in Japan, while Corixa and Genesis retain exclusive rights with respect to the rest of the world. Under the terms of the agreement, Corixa will receive license fees and research funding of $6.0 million and milestone payments based upon successful clinical and commercial progress, as well as a royalty stream on future product sales. The Company recognized revenue of $ 531,000 in 1999 in connection with the agreement.

SMITHKLINE BEECHAM

In October 1998, Corixa entered into a collaboration and license agreement effective September 1, 1998 with SmithKline Beecham, which superseded and significantly expanded the scope of Corixa's then-existing agreements with SB Manufacturing and SB Biologicals. SmithKline Beecham has committed to funding of $43.6 million for work that is performed in multiple discovery programs during the four year term. Corixa and SmithKline Beecham may mutually agree to extend the research

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and development programs beyond the initial four-year term. Corixa recognized revenue of $10.9 million and $10.0 million in 1999 and 1998, respectively, from this agreement.

In addition, SmithKline Beecham purchased $2.5 million worth of Corixa common stock in 1998 at a premium to its fair market value, and Corixa has the right in the future to require SmithKline Beecham to purchase an additional $2.5 million of Corixa common stock, at a premium to its then-current fair market value. Additionally, with respect to the $5.0 million previously paid to Corixa by SmithKline Beecham under a prior collaboration agreement, SmithKline Beecham may elect to have Corixa repay such amount to SmithKline Beecham on September 1, 2003 or convert such amounts into the purchase of Corixa common stock at a premium to its then-current fair market value. This amount is recorded as a long-term obligation at December 31, 1999 and 1998.

OTHER

The Company has various other collaborative research agreements with academic universities and research institutions, which expire at various intervals through 2001. Certain agreements stipulate the reimbursement by the Company of research costs incurred by these universities and institutions on behalf of the Company. Included in research and development expenses for the years ended December 31, 1999, 1998 and 1997 are reimbursements approximating $2.9 million, $2.3 million and $1.8 million, respectively, relating to these agreements. Certain 1999 collaborative agreements extend into fiscal years 2000 and 2001, and as of December 31, 1999 the Company is committed to reimburse these universities and institutions approximately $624,000 and $62,500 in 2000 and 2001, respectively.

The Company has entered into certain license agreements and obtained options to negotiate license agreements under the terms of which the Company received license, technology, and patent rights. During 1999, 1998 and 1997, the Company paid initial license and/or option fees approximating $1.8 million, $1.8 million and $500,000 respectively. In addition, the Company issued 19,697, 22,724 and 19,697 shares of common stock and options valued at $270,000, $131,000 and $65,000 during 1999, 1998 and 1997, respectively, in exchange for such rights. All such amounts were expensed when paid and are included in research and development expense.

Certain agreements call for royalty and milestone payments to be paid by the Company. The agreements are for terms from 10 to 17 years or the expiration of the last issued patent within the licensed technology, unless terminated earlier for certain specified events, as defined in the respective agreements.

Additionally, the Company has entered into research and license and supply agreements and granted rights to other parties to negotiate license agreements under the terms of which the Company provides license, technology, and patent rights and qualities of product for research and clinical development purposes. Under the terms of the agreements, the Company will receive additional license fees, option fees and/or reimbursement of certain research and development costs and product sales revenue. The agreements may also provide for one-time payments upon the achievement of certain milestones and the payment of royalties based on product sales.

3. BUSINESS COMBINATIONS

ACQUISITION OF RIBI IMMUNOCHEM RESEARCH, INC.

On October 6, 1999, Corixa acquired all of the outstanding shares of common stock of Ribi ImmunoChem Research, Inc. (Ribi), a Hamilton, Montana-based biopharmaceutical company which focuses on developing novel agents that modulate the human immune response to prevent or treat

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

certain diseases including cancer, infectious diseases and cardiovascular injury. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $57.5 million, which consisted of 3,610,766 shares of Corixa common stock and stock options valued at $47.9 million, cash of $7.9 million paid by Corixa to Ribi for the redemption of Ribi Series A preferred stock and transaction costs of approximately $1.7 million. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Acquired in-process research and development................  $26,024
Assets acquired.............................................   23,868
Liabilities assumed.........................................   (7,505)
Assembled workforce.........................................    1,033
Adjuvant know-how...........................................    3,076
Goodwill....................................................   11,033
                                                              -------
          Total purchase price..............................  $57,529
                                                              =======

ACQUISITION OF ANERGEN, INC.

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

Acquired in-process research and development................  $11,613
Net liabilities assumed.....................................   (1,950)
                                                              -------
          Total purchase price..............................  $ 9,663
                                                              =======

ACQUISITION OF GENQUEST

On September 15, 1998, the Company acquired all of the outstanding shares of common stock of GenQuest. GenQuest is a development stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon, and ovarian cancer. While at the time of acquisition no program was at a stage beyond very early research, each identified program had specific objectives and data supporting its intended purpose in the field of oncology. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $12.4 million, which consisted of 1,063,695 shares of Corixa common stock, with a market value of approximately $7.3 million, approximately $4.5 million in cash, and approximately $600,000 of acquisition costs. The aggregate purchase price exceeded the fair value of net tangible assets by approximately $12.0 million, and this amount was allocated to acquired in-process research and development

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(IPR&D). The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Acquired in-process research and development................  $12,021
Net assets acquired.........................................      421
                                                              -------
          Total purchase price..............................  $12,442
                                                              =======

Prior to the acquisition, Corixa was a stockholder in GenQuest. In conjunction with the relationship between Corixa and GenQuest, Corixa issued warrants to purchase 454,533 shares of Corixa's Series B shares at a price of $9.90 per share. The warrants expire on the earlier of December 23, 2001 or certain events as specified in the warrant agreements. A receivable of $652,000 from GenQuest, which represents the outstanding amount due for the warrants was established at the time of issuance. The remaining receivable was expensed in connection with the acquisition of GenQuest.

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

All of the foregoing estimates and projections regarding the GenQuest, Anergen, and Ribi acquisitions were based on assumptions Corixa believed to be reasonable at the time of the acquisitions, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, the business, operating results, and financial condition of Corixa may be adversely affected. As of the date of each acquisition, Corixa concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the Company fails in its efforts, no alternative economic value will result. If the projects fail, the economic contribution expected to be made by the IPR&D will not materialize. The risk of untimely completion includes the risk that alternative vaccines, immunotherapeutics, or diagnostics will be developed by competitors.

The assets and liabilities of Ribi, Anergen, and GenQuest have been recorded on the books of the Company at their fair market values. The operating results of the acquired businesses have been included in the consolidated statements of operations from October 6, 1999, February 10, 1999 and September 15, 1998, the effective date of the acquisitions, respectively.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For pro forma purposes:

- The operating results of the Company, Ribi and Anergen for the year ended December 31, 1999 have been combined as if the acquisitions occurred on January 1, 1999.

- The operating results of the Company, Ribi, Anergen and GenQuest for the year ended December 31, 1998 have been combined as if the acquisitions occurred on January 1, 1998.

This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates, or of results which may occur in the future. The pro forma information does not include the charge for purchased in-process research and development of $37.6 million in 1999 and $12.0 million in 1998 associated with the acquisitions of Ribi, Anergen or GenQuest.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                 1999                 1998
----------------------------------------------------------------------------------------------
Total revenue...............................................   $ 30,745             $ 27,460
Net loss applicable to common stockholders..................   $(25,757)            $(30,142)
Net loss per common share...................................   $  (1.40)            $  (1.71)

4. SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of the following:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                        COST         GAIN        LOSSES      VALUE
---------------------------------------------------------------------------------------------------
December 31, 1999
  U.S. Government agencies..........................   $15,109       $ --        $(243)     $14,866
  U.S. Corporate obligations........................    30,351          9         (453)      29,907
                                                       -------       ----        -----      -------
                                                       $45,460       $  9        $(696)     $44,773
                                                       =======       ====        =====      =======
December 31, 1998
  U.S. Government agencies..........................   $ 9,070       $ 11        $ (12)     $ 9,069
  U.S. Corporate obligations........................    26,883        106          (15)      26,974
                                                       -------       ----        -----      -------
                                                       $35,953       $117        $ (27)     $36,043
                                                       =======       ====        =====      =======

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Corixa's gross realized gains or losses were immaterial on sales of available-for-sale securities for the fiscal years 1999, 1998 and 1997 and are therefore not shown. The contractual maturities of Corixa's available-for-sale securities are shown below:

                                                               ESTIMATED
                                                              FAIR MARKET   AMORTIZED
                                                                 VALUE        COST
-------------------------------------------------------------------------------------
December 31, 1999
  Due in one year or less...................................    $19,049      $19,145
  Due in one year through four years........................     25,724       26,315
                                                                -------      -------
                                                                $44,773      $45,460
                                                                =======      =======
December 31, 1998
  Due in one year or less...................................    $18,263      $18,218
  Due in one year through three years.......................     17,780       17,735
                                                                -------      -------
                                                                $36,043      $35,953
                                                                =======      =======

The Company has classified available-for-sale-securities as noncurrent to the extent the maturity date of the security is two years or longer.

5. BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                               1999       1998
--------------------------------------------------------------------------------
Laboratory equipment........................................  $ 9,949    $ 4,985
Land and buildings..........................................    7,767         --
Leasehold improvements......................................    6,889      4,111
Computers and office equipment..............................    3,285      2,182
Construction in progress....................................       --      1,099
                                                              -------    -------
                                                               27,890     12,377
Accumulated depreciation and amortization...................   (6,609)    (3,546)
                                                              -------    -------
                                                              $21,281    $ 8,831
                                                              =======    =======

At December 31, 1999 and 1998, the Company held equipment under capitalized leases with an original cost of approximately $5.2 million and $5.4 million, respectively, and a net book value of approximately $1.4 million and $2.4 million, respectively. These leases are secured by the underlying assets.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                DECEMBER 31,
                                                               1999      1998
------------------------------------------------------------------------------
Trade accounts payable......................................  $1,664    $  889
Employee compensation and related expenses..................   1,891       510
Environmental contingency...................................   2,600        --
Other.......................................................   2,546     2,969
                                                              ------    ------
                                                              $8,701    $4,368
                                                              ======    ======

6. STOCKHOLDERS' EQUITY

COMMON STOCK

In October 1997, Corixa completed the Initial Public Offering of its common stock by selling 3,450,000 shares at $13 per share, resulting in proceeds to Corixa of $40,778,096 net of underwriting discounts, commissions and offering expenses incurred by Corixa.

REDEEMABLE COMMON STOCK

In May 1999, the Company issued 141,576 shares of its common stock for $2,000,000 or $14.13 per share to Zambon in connection with a collaboration agreement. Under the terms of the collaboration agreement, Zambon may sell the common stock back to Corixa for the original purchase price at the end of the research program term if Zambon determines that a commercial product is not viable. Accordingly, the common shares has been classified as redeemable common stock.

PREFERRED STOCK

In April 1999 Corixa entered into an agreement with Castle Gate, L.L.C., a Northwest investment partnership focusing primarily on health care and biomedical companies, to provide Corixa with an equity line of credit of up to $50 million (the "Line"). The Company may draw down funds pursuant to the Line at its option. When funds are drawn under the Line, the Company will issue to Castle Gate shares of Series A Preferred Stock at a price of $1,000 per share and warrants to purchase shares of the Company's common stock as described below.

The Preferred Stock has an annual cumulative dividend rate of 5% and may be paid, at the Company's option, in cash or in shares of the Company's common stock. The Company has accrued the dividend ratably during the year. The Preferred Stock may be converted into common stock at the option of Castle Gate at any time following issuance. Beginning on the fourth anniversary of issuance, outstanding preferred shares will be converted into common stock if the price of the Company's common stock exceeds the preferred stock conversion price by at least 30% as specified in the agreement. Additionally, any shares of Preferred Stock that have not been converted previously will be converted automatically on the seventh anniversary of issuance. Series A Preferred shares have voting rights based on the number of common shares into which the preferred shares are convertible.

Upon execution of the Agreement, the Company completed an initial draw under the Line of $12.5 million (the "Initial Draw") and issued Castle Gate 12,500 shares of Preferred Stock and warrants to purchase 1,037,137 shares of Common Stock (the "Initial Closing Warrants"). The conversion price for the Preferred Stock issued in the Initial Draw is $8.50 per share. The conversion price for all other shares of Preferred Stock that may be issued as the result of subsequent draw-downs by the Company under the Line will be equal to the average daily closing price of the Company's Common Stock for a designated period before and after the consummation of such draw, provided

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that such conversion price cannot exceed certain specified amounts. Initial Closing Warrants to purchase 312,500 shares of common stock have an exercise price of $8.50 per share and Initial Closing Warrants to purchase 724,637 shares have an exercise price of $8.28 per share. The Company is obligated to issue additional warrants equal to $1.125 million and $1.0 million worth of common stock, based on the value of the Company's common stock, on the first and second anniversaries, respectively, of the Line. These warrants had a value of $5.3 million, which is included in equity. The Company is obligated to issue Castle Gate an additional 187,500 common stock warrants at the time of subsequent draws under the Line. The warrants will have exercise prices that are determined in accordance with specific formulas at the time of their respective issuance.

On the date of the initial draw, the effective conversion price of the Preferred Stock (after allocating the portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the Preferred Stock is convertible. The discount of $5.5 million was recorded as a preferred stock dividend. In addition, the Company accrued $469,000 related to the 5% annual cumulative dividend.

1994 STOCK OPTION PLAN

Corixa has a stock option plan, the Amended and Restated 1994 Stock Option Plan (the "1994 Plan") under which an aggregate of 5,650,496 shares of common stock were reserved for grants to employees, members of the Board of Directors, and consultants as of December 31, 1999. Options granted under the 1994 Plan may be designated as incentive or nonqualified at the discretion of the Plan Administrator (as defined in the 1994 Plan). On June 9, 1999, Corixa amended the 1994 Plan, whereby the number of shares authorized was increased by 2,500,000. The number of shares reserved for issuance is subject to automatic increase on the first trading day of each of the ten calendar years beginning in 1998 and ending in 2007, in an amount equal to 3% of the number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum of 750,000 shares each year over the ten-year period.

Generally, the options become exercisable over a four-year period with 25% vesting upon the first year and the remainder vesting monthly thereafter. All options expire no later than ten years from the date of grant. Incentive stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Plan Administrator, but not less than 85% of the fair market value of the stock at the date of grant. The Plan Administrator has the discretion to allow unvested options to be exercised for shares of Corixa common stock and, to the extent that an optionee holds options for such unvested shares of Common Stock upon termination, Corixa has the right to repurchase any or all of the unvested shares at the per-share exercise price paid by the optionee for the unvested shares.

1997 EMPLOYEE STOCK PURCHASE PLAN

On July 25, 1997, Corixa adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, a total of 125,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of Corixa's common stock through payroll deductions at a price equal to 85% of the fair market value of Corixa's common stock on the first day or the last day of the applicable six-month offering period, whichever is lower.

The number of authorized shares is subject to automatic increase on the first trading day of each of the 20 calendar years beginning in 1998 and ending in 2017. If the number of shares reserved for issuance is less than 1% of the outstanding common stock, the number of shares reserved for issuance

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In 1999 and 1998, 25,826 and 5,887 shares were issued under the Purchase Plan at prices ranging from $4.89 to $7.33 and $4.89 to $7.65, respectively.

1997 DIRECTORS' STOCK OPTION PLAN

Corixa adopted the Directors' Plan on July 25, 1997. As of December 31, 1999, a total of 300,000 shares of Corixa's common stock were reserved for issuance under the Directors' Plan. The number of authorized shares is subject to automatic increase, on the first trading day of each of the five calendar years beginning in 1998 and ending in 2002 in an amount equal to 50,000 shares of common stock or such lesser amount as the Board of Directors may establish. The Directors' Plan provides for the grant of nonqualified stock options to non-employee directors of Corixa. The Directors' Plan provides that each person who first became a non-employee director of Corixa shall be granted nonqualified stock options to purchase 15,000 shares of common stock (the "First Option"). Thereafter, on the first day of each fiscal year, commencing fiscal year 1998, each non-employee director shall be automatically granted an additional option to purchase 5,000 shares of common stock (a "Subsequent Option") if, on such date, he or she shall have served on Corixa's Board of Directors for at least six months. The First Options and Subsequent Options generally vest over 36 and 12 months, respectively, and have 10-year terms. The exercise price of such options shall be equal to the fair market value of the Corixa's common stock on the date of grant of the option. The Plan has a 10-year term unless terminated earlier.

A summary of Corixa's stock option activity under both plans and related information follows:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                        OPTIONS                         EXERCISE
                                                      OUTSTANDING    PRICE PER SHARE     PRICE
------------------------------------------------------------------------------------------------
Balance at January 1, 1997..........................     605,125     $0.33 -   0.99      $ 0.40
  Options granted...................................     710,004      0.99 -  13.50        2.08
  Options exercised.................................    (126,188)     0.33 -   0.99        0.55
  Options canceled..................................     (19,852)     0.33 -   0.99        0.67
                                                       ---------
Balance at December 31, 1997........................   1,169,089      0.33 -  13.50        1.40
  Options granted...................................     433,775      5.00 -   9.50        8.22
  Options assumed in GenQuest acquisition...........      12,325               0.77        0.77
  Options exercised.................................    (107,610)     0.33 -   0.99        0.61
  Options canceled..................................     (68,253)     0.33 -  11.50        4.04
                                                       ---------
Balance at December 31, 1998........................   1,439,326      0.33 -  13.50        3.38
  Options granted...................................   1,816,779      8.63 -  17.81       12.03
  Option assumed in acquisitions....................     371,937      6.15 - 178.83       33.66
  Options exercised.................................     (96,578)     0.33 -  14.84        2.73
  Options canceled..................................    (114,908)     0.33 - 178.83       30.89
                                                       ---------
Balance at December 31, 1999........................   3,416,556     $0.33 - 169.89      $10.39
                                                       =========

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the stock options outstanding at December 31, 1999:

                           OPTIONS OUTSTANDING
                                  WEIGHTED                OPTIONS EXERCISABLE
                                   AVERAGE     WEIGHTED               WEIGHTED
    RANGE OF        NUMBER OF     REMAINING    AVERAGE                AVERAGE
    EXERCISE       OUTSTANDING   CONTRACTUAL   EXERCISE               EXERCISE
     PRICES         12/31/99        LIFE        PRICE      SHARES      PRICE
------------------------------------------------------------------------------
$ 0.33 - $  0.99      880,559       6.51        $ 0.72      701,853    $ 0.66
$ 5.00 - $  8.69      847,070       8.95        $ 8.30      193,979    $ 8.12
$ 8.90 - $ 12.69      707,613       9.19        $11.09      117,765    $ 9.57
$13.00 - $ 24.20      817,214       9.09        $16.68      146,219    $18.90
$25.52 - $169.89      164,100       4.48        $38.77      145,920    $38.91
                    ---------                             ---------
$ 0.33 - $169.89    3,416,556       8.19        $10.39    1,305,736    $ 8.90
                    =========                             =========

Deferred compensation of approximately $3.9 million was recorded during 1997 representing the difference between the exercise prices of options granted during that period and the deemed fair market value. Deferred compensation expense of approximately $739,000, $1.4 million and $1.3 million were amortized for the years ended December 31, 1999, 1998 and 1997, respectively.

Options for 4,873 and 17,095 shares had been exercised as of December 31, 1999 and 1998, respectively, for which the underlying stock is subject to restrictions. The restrictions lapse over the vesting term of the original option. During 1998 the Company repurchased 1,042 of unvested shares that were previously outstanding. At December 31, 1999 2,084,195 shares remain available for grant under both plans.

Included in options outstanding at December 31, 1999 are 111,572 options granted to consultants for services. Expense of $596,000 was recorded in 1999 related to such options.

PRO FORMA INFORMATION

Pro forma information regarding net loss and loss per share required by SFAS 123 has been determined as if Corixa had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                                                                    EMPLOYEE STOCK
                                                          EMPLOYEE STOCK OPTION      PURCHASE PLAN
                                                         1999     1998     1997     1999      1998
---------------------------------------------------------------------------------------------------
Expected life (years)..................................     4        4        4        1         1
Expected volatility....................................    67%      67%      57%      67%       67%
Risk-free interest rate................................   4.9%     5.5%     6.4%     5.2%      5.4%
Expected dividend yield................................   0.0%     0.0%     0.0%     0.0%      0.0%

The weighted average fair value of options granted during 1999, 1998 and 1997 was $7.95, $5.59 and $6.60, respectively.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under Statement 123, if Corixa had elected to recognize the compensation cost based upon the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

                                                                 YEAR ENDED DECEMBER 31,
                                                               1999        1998       1997
--------------------------------------------------------------------------------------------
Net loss applicable to common stockholders:
  As reported..............................................  $(60,766)   $(21,316)   $(2,676)
  Pro forma................................................   (64,066)    (22,395)    (2,914)
Pro forma net loss per common share:
  As reported..............................................  $  (3.91)   $  (1.75)   $ (0.31)
  Pro forma................................................     (4.13)      (1.84)     (0.33)

STOCK WARRANTS

Corixa had common stock warrants outstanding of 1,561,368 shares as of December 31, 1999 at a weighted average exercise price of approximately $9.39, which will expire between 2001 and 2008. Included in this total are 436,712 warrants to purchase common stock issued during 1996 with exercise prices ranging from negligible to $9.90 and expiration dates ranging from 2001 to 2008 issued in connection with certain collaborative agreements and the leasing of office and research facilities. Vesting of 175,485 warrants is contingent upon the achievement of certain scientific milestones. The weighted average grant-date fair value ranges from $0.99 to negligible per share based on the black-scholes pricing model. Outstanding warrants also includes 3,274 warrants and 84,245 warrants assumed in the Anergen and Ribi acquisitions, respectively.

COMMON SHARES RESERVED

Common stock was reserved for the following purposes at December 31, 1999:

Stock options...............................................  5,500,751
Warrants to purchase common stock...........................  1,561,368
Employee Stock Purchase Plan................................     99,174
Series A Preferred Stock....................................  1,470,588
License, technology, and patent rights agreements...........      4,545
                                                              ---------
          Total.............................................  8,636,426
                                                              =========

7. INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards of approximately $150.5 million, and research and experimentation credit carryforwards of approximately $9.5 million. These carryforwards will expire from 2000 to 2019. Of the net operating loss carryforwards at December 31, 1999, $120.5 million were generated from acquired businesses. Utilization of a portion of these net operating loss carryforwards will be permanently limited under
Section 382 of the Internal Revenue Code of 1986, as amended. The remaining net operating loss carryforwards may also be subject to certain limitations under
Section 382 of the Internal Revenue Code of 1986, as amended.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $50.2 million and $6.4 million during 1999 and 1998, respectively. The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                                1999        1998
----------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 51,188    $  9,431
  Research and experimentation credit and foreign tax credit
     carryforwards..........................................     9,553       1,931
  Depreciation..............................................       301        (413)
  Deferred revenue..........................................       159          34
  Financial statement expenses not deducted.................       147          73
                                                              --------    --------
  On tax return.............................................    61,348      11,056
Deferred tax liabilities:
  Tax return expenses not charged against financial
     statements.............................................       153          73
                                                              --------    --------
                                                                   153          73
                                                              --------    --------
Net deferred tax asset......................................    61,195      10,983
Less valuation allowance....................................   (61,195)    (10,983)
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

To the extent we are able to generate taxable income in the future, net operating loss carryforwards will be utilized first to reduce the outstanding balance of goodwill, second to offset future tax expense and third to increase additional paid-in capital for the unrecorded tax benefit of stock options.

8. 401(k) PLAN

Corixa has a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of Corixa's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1999) and to have the amount of such reduction contributed to the 401(k) Plan. Corixa did not match contributions before 1998. Effective January 1, 1998, Corixa implemented a 401(k) matching program whereby Corixa contributes twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant's earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by Corixa to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by Corixa, if any, will be deductible by Corixa when made. At the direction of each participant, Corixa invests the assets of the 401(k) Plan in any of 11 investment options. Company contributions under the plan were approximately $224,000 and $98,000 in 1999 and 1998, respectively.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM OBLIGATIONS AND LEASE COMMITMENTS

                                                                 DECEMBER 31,
                                                               1999       1998
--------------------------------------------------------------------------------
Capital lease obligations...................................  $ 1,474    $ 2,532
Credit line from corporate partner..........................    5,000      5,000
Bank loan...................................................    7,819      7,000
                                                              -------    -------
                                                               14,293     14,532
Less current portion of obligations and commitments.........    2,867      2,697
                                                              -------    -------
                                                              $11,426    $11,835
                                                              =======    =======

Capital lease obligations are secured by the underlying equipment.

The $5 million credit line from a corporate partner at December 31, 1999 represents payments received in exchange for options to license two of Corixa's early-stage cancer vaccines. Refer to Note 2 with regard to the terms and conditions of the line.

As of December 31, 1999, the Company had outstanding an unsecured bank loan of $7.8 million which matures in May 2005. Borrowings under the note bear interest at a rate that is a function of either the prime rate of a major bank or federal fund rates. Under the terms of the note, the Company is required to meet minimum
(i) tangible net worth, (ii) net cash calculated based upon the sum of the principal balance under the note plus a multiple of the Company's actual cash burn or $10,000,000, whichever is greater, (iii) total debt to net worth ratios and (iv) current ratio. The note requires quarterly interest and principal payments. As of December 31, 1999 the Company was in compliance with the note covenants.

The Company rents office and research facilities under a noncancelable operating lease that expires in January 2005. The Company has issued an irrevocable standby letter of credit in the amount of $750,000 as a security deposit on the lease. The Company has options to renew the lease for two additional terms of five years each.

Minimum future rental payments under all lease agreements at December 31, 1999 are as follows:

                                                              CAPITAL    OPERATING
YEAR ENDED DECEMBER 31,                                       LEASES      LEASES
----------------------------------------------------------------------------------
2000........................................................  $1,025      $ 2,670
2001........................................................     573        2,750
2002........................................................      31        2,832
2003........................................................      --        2,917
2004........................................................      --        3,005
Thereafter..................................................      --          129
                                                              ------      -------
     Total minimum payments.................................  $1,629      $14,303
                                                                          =======
Less interest...............................................     155
                                                              ------
Present value of minimum lease payments.....................   1,474
Less current portion........................................     822
                                                              ------
Capital lease obligations, less current portion.............  $  652
                                                              ======

Rent expense was $3.5 million, $2.3 million, and $1.5 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INVESTMENTS

IMMGENICS

In November 1998, Corixa and ImmGenics Pharmaceuticals Inc. ("ImmGenics"), a privately held biotechnology company signed an exclusive agreement to utilize ImmGenics' proprietary Selected Lymphocyte Antibody Method technology to develop high-potency therapeutic and diagnostic monoclonal antibodies targeting Corixa's proprietary antigens in cancer and infectious disease. This agreement marks Corixa's first venture into the development of antibody products. Under the terms of the agreement, ImmGenics could receive research, development and milestone payments, as well as royalty streams on future product sales. In addition to the collaborative agreement, Corixa purchased an aggregate 859,000 shares of Class A Preferred stock for $1.25 million and also entered into a $500,000 non-interest bearing convertible debenture and purchased an additional $1.25 million of Class A Preferred stock in 1999 for a total investment of $3.0 million. Additionally, the Company received warrants to acquire ImmGenics Class A Preferred stock. The number of warrants increases if ImmGenics does not obtain specified financing milestones. Corixa's ownership interest in ImmGenics at December 31, 1999 is approximately 14.9%.

LIGOCYTE

In October 1999, Corixa signed a licensing and collaborative research agreement with LigoCyte Pharmaceuticals, Inc. (LigoCyte) to utilize LigoCyte technology for the development of therapeutic and vaccine products that target infections arising from Candid albicans.

Under the terms of the agreement and related agreements Corixa paid a one time license fee of $250,000 and is paying research funding of $225,000 over a one year period. Corixa will also make milestone payments based on successful clinical trial and product commercialization progress as well as royalties on future product sales. Corixa also purchased 293,255 shares of Series B preferred stock for $1,000,000 and will purchase an additional 146,628 shares for $500,000 on the one year anniversary of the agreement.

The Company accounts for its investments in Immgenics and LigoCyte on the cost method.

11. CONTINGENCIES

GROUNDWATER CONTAMINATION

Ribi, the NIH and the Bitterroot Valley Sanitary Landfill were notified by the Montana Department of Environmental Quality in March 1991 that they had been identified as potentially responsible parties and as such were jointly and severally liable for groundwater contamination at a landfill in Ravalli County, Montana. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the Department of Environmental Quality. In August 1995, the Department of Environmental Quality announced that it had approved a second interim action in the vicinity of the landfill that was voluntarily conducted by the NIH that involved installing individual replacement and new wells.

The Department of Environmental Quality initiated an action in 1997 in the state district court in Lewis and Clark County, Montana against Ribi, the landfill and the owners of the landfill seeking recovery of past alleged costs associated with its oversight activities, as well as a declaratory judgment finding the parties liable for future oversight costs, plus civil penalties in the event the parties fail to comply. The state action has been stayed pending outcome of the federal action described below.

In April 1998, Ribi received notice that the United States, acting on behalf of the Department of Health and Human Services, which oversees the NIH, filed suit in United States District Court seeking

CORIXA CORPORATION
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contribution from Ribi of an equitable share of past and future response costs incurred by the NIH in connection with the remediation at and near the landfill.

In June 1998, the Department of Environmental Quality filed a complaint in the United States District Court under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against Ribi, the landfill and the owners of the landfill seeking recovery of past alleged costs associated with its oversight activities, plus interest and attorneys' fees and costs as well as a declaratory judgment finding the parties liable for future response costs.

Following closing of the Ribi acquisition, we initiated settlement discussions with the United States and the State of Montana. We currently believe that a settlement can be reached with the United States and the State of Montana releasing us from past and future liability related to the Bitterroot Landfill, and we have reserved $2,600,000 to cover the settlement we may pay in 2000.

WRONGFUL DISCHARGE

In June 1997, a complaint was filed in state district court in Ravalli County, Montana against Ribi by a former employee who was discharged for cause in June 1996. The former employee alleged he was discharged in violation of the Montana Wrongful Discharge from Employment Act and further, that the discharge was for his refusal to violate public policy in connection with his employment. The court granted dismissal with respect to the portion of the complaint alleging that termination was due to his refusal to violate public policy. The former employee then filed a motion for reconsideration asking the court to reverse its decision, and requested permission to amend his complaint to include additional allegations relative to the public policy issue. Our motion for partial summary judgment on the public policy issue is currently pending. The plaintiff has filed a motion for partial summary judgment on the issue of discharge in violation of the Wrongful Discharge Act.

While we believe our defenses to these employment allegations are meritorious, we may incur substantial litigation costs to defend ourselves. A potential adverse outcome could cause our business, financial condition and results of operations to suffer.

RECENT DEVELOPMENT

We understand that a complaint was filed in Montana district court in February 2000 by a former Ribi employee claiming damages associated with working conditions while she was employed at Ribi. Although we have not yet been served with the complaint, based on our current understanding and initial investigation of the matter, we believe the claim to be without merit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Officers" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  Report of Ernst & Young, LLP, independent auditors
         Balance Sheet as of December 31, 1999, 1998 and 1997.
         Statement of Operations -- Years Ended December 31, 1999,
         1998 and 1997.
         Statement of Stockholders' Equity -- Years Ended December
         31, 1999, 1998 and 1997.
         Statement of Cash Flows -- Years Ended December 31, 1999,
         1998 and 1997.
         Notes to Consolidated Financial Statements.
    (2)  Financial Statement Schedules
         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
    (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index contained herein.

EXHIBIT
  NO.                        EXHIBIT DESCRIPTION                       PAGE
-------                      -------------------                       ----
 2.01    Agreement and Plan of Reorganization dated December 11, 1998 by and between the Registrant, Yakima Acquisition
         Corporation and Anergen, Inc. Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule. (G)
 2.02    Form of Certificate of Merger between Yakima Acquisition
         Corporation and Anergen, Inc. (G)
 2.1     Agreement and Plan of Merger dated June 22, 1998 by and
         among the Registrant, Chinook Acquisition Corporation and
         GenQuest, Inc. Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted
         schedule. (E)
 2.2     Form of Certificate of Merger between Chinook Acquisition
         Corporation and GenQuest, Inc. (E)
 3.1     Amended and Restated Certificate of Incorporation of Corixa
         Corporation. (A)
 3.2     Bylaws of Corixa Corporation. (A)
 4.1     Amended and Restated Investors' Rights Agreement dated as of
         May 10, 1996 between Corixa Corporation and certain holders of its capital stock. (A)
10.1     1994 Amended and Restated Stock Option and Restricted Stock
         Plan and forms of stock purchase and stock option agreement.
         (A)
10.2     1997 Directors' Stock Option Plan and form of stock option agreement. (A)
10.3     1997 Employee Stock Purchase Plan and form of subscription agreement. (A)
10.4     Corixa Corporation 401(k) Savings & Retirement Plan. (A)
10.5     Form of Indemnification Agreement. (A)
10.6     Lease Agreement dated October 28, 1994 and amended December
         29, 1995 between Corixa Corporation and Fred Hutchinson
         Cancer Research Center. (A)
10.7     Amendment No. 2 , dated September 25, 1998, to the Lease
         Agreement Dated May 31, 1996 between Corixa Corporation and
         Alexandria Real Estate Equities. (F)
10.8     Multi-Field Vaccine Discovery Collaboration and License
         Agreement between Corixa Corporation and SmithKline Beecham, dated September 1, 1998. (H)
10.9+    Licensing Agreement between Corixa Corporation and
         Dana-Farber Cancer Institute, Inc., dated January 1, 1995.
         (A)
10.11+   Amendment No. 1, dated September 29, 1997, to the Licensing
         Agreement, dated January 1, 1995, by and between Corixa
         Corporation And Dana-Farber Cancer Institute, Inc. (D)

EXHIBIT
  NO.                        EXHIBIT DESCRIPTION                       PAGE
-------                      -------------------                       ----
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

---------------

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

(b) Reports on Form 8-K

On October 6, 1999 the Company filed a Current Report on Form 8-K stating under "Item 2. Acquisition or Disposition of Assets" that on October 6, 1999 we acquired Ribi ImmunoChem Research, Inc.

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

Date: March 7, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ STEVEN GILLIS                      Chairman and Chief Executive    March 7, 2000
-----------------------------------------------------    Officer (Principal Executive
                    Steven Gillis                                  Officer)

                 /s/ MICHELLE BURRIS                       Vice President and Chief      March 7, 2000
-----------------------------------------------------    Financial Officer (Principal
                   Michelle Burris                         Financial and Accounting
                                                                   Officer)

                   /s/ MARK MCDADE                                 Director              March 7, 2000
-----------------------------------------------------
                     Mark McDade

                  /s/ JOSEPH LACOB                                 Director              March 7, 2000
-----------------------------------------------------
                    Joseph Lacob

                 /s/ ARNOLD ORONSKY                                Director              March 7, 2000
-----------------------------------------------------
                   Arnold Oronsky

                  /s/ ANDREW SENYEI                                Director              March 7, 2000
-----------------------------------------------------
                    Andrew Senyei

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1)      Report of Ernst & Young, LLP, independent auditors
                  Balance Sheet as of December 31, 1999, 1998 and 1997. Statement of Operations -- Years Ended December 31, 1999,
                  1998 and 1997.
                  Statement of Stockholders' Equity -- Years Ended December 31, 1999, 1998 and 1997.
                  Statement of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997.
                  Notes to Consolidated Financial Statements.

         (2)      Financial Statement Schedules
                  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the exhibit index contained herein.


Exhibit
  No.                               Exhibit Description                                   Page
-------                             -------------------                                   ----
2.1     Agreement and Plan of Merger, dated June 9, 1999, between Corixa                   (J)
        Corporation and Ribi ImmunoChem Research, Inc.

2.2     Form of Certificate of Merger between Corixa Corporation and Ribi                  (J)
        ImmunoChem Research, Inc.

2.3     Agreement and Plan of Reorganization dated December 11, 1998 by and
        among Corixa Corporation, Yakima Acquisition Corporation and Anergen, Inc.         (G)

2.4     Form of Certificate of Merger between Yakima Acquisition Corporation and
        Anergen, Inc.                                                                      (G)

2.5     Agreement and Plan of Merger dated June 22, 1998 by and among Corixa
        Corporation, Chinook Acquisition Corporation and GenQuest, Inc.                    (E)

2.6     Form of Certificate of Merger between Chinook Acquisition Corporation
        and GenQuest, Inc.                                                                 (E)

3.1     Amended and Restated Certificate of Incorporation of Corixa Corporation.           (A)

3.2     Bylaws of Corixa Corporation.                                                      (A)

4.1     Amended and Restated Investors' Rights Agreement dated as of May 10,
        1996 between Corixa Corporation and certain holders of its capital
        stock.                                                                             (A)

10.1    1994 Amended and Restated Stock Option and Restricted Stock Plan,
        as amended on June 9, 1999.                                                        (J)

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

10.17+  Research Agreement between Corixa Corporation and the Infectious
        Disease Research Institute, dated March 26, 1999

10.18   Certificate of Designation of Corixa Corporation                                   (I)

10.19+  Equity Line of Credit and Securities Purchase Agreement between                    (I)
        Corixa Corporation and Castle Gate, L.L.C. dated April 8, 1999

10.20+  Registration Rights Agreement between Corixa Corporation and Castle                (I)
        Gate, L.L.C. dated April 8, 1999

10.21+  Standstill Agreement between Corixa Corporation and Castle Gate,                   (I)
        L.L.C. on April 8, 1999

10.22+  Warrant Number CG-1 issued by Corixa Corporation to Castle Gate,                   (I)
        L.L.C. on April 8, 1999

10.23+  Warrant Number CG-2 issued by Corixa Corporation to Castle Gate,                   (I)
        L.L.C. on April 8, 1999

10.24+  Form of Warrant Number CG-3 to be issued by Corixa Corporation to                  (I)
        Castle Gate, L.L.C. upon the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities
        Purchase Agreement

10.25+  Form of Warrant Number CG-4 to be issued by the Corixa Corporation to              (I)
        Castle Gate, L.L.C. upon the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase
        Agreement

10.26+  Research Agreement, dated as of March 26, 1999, between Corixa                     (K)
        Corporation and the Infectious Disease Research Institute.

10.27+  Collaboration Agreement, dated May 21, 1999, between Corixa                        (J)
        Corporation and Inpharzam International, Inc.

10.28+  Common Stock Purchase Agreement, dated May 21, 1999, between Corixa                (J)
        Corporation and Inpharzam International, S.A.

10.29+  License and Collaborative Research Agreement, dated June 15, 1999,                 (J)
        between Corixa Corporation and Japan Tobacco Inc.

10.30+  Common Stock Purchase Agreement, dated December 11, 1998, among                    (J)
        Corixa Corporation, International Biotechnology Trust, plc and Warburg,
        Pincus Ventures, L.P.

10.31   Forms of stock purchase and stock option agreement                                 (A)

23.1    Consent of Ernst and Young, LLP, Independent Auditors

27.1    Financial Data Schedule

------------------------------

        (A) Incorporated herein by reference to the Company's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

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

        (F) Incorporated herein by reference to the Company's Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

        (G) Incorporated herein by reference to the Company's Form S-4 (File No. 333-69679), filed with the Commission on January 12, 1999.

        (H) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on October 28, 1998.

        (I) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

        (J) Incorporated herein by reference to the Registrant's Form S-4, as amended (File No. 333-81939), filed with the Commission on August 12, 1999.

        (K) Incorporated herein by reference to the Registrant's Form 10-Q (File No. 0-22891), filed with the Commission on August 9, 1999.

        +       Confidential treatment granted by order of the SEC.

(b)     Reports on Form 8-K

On October 6, 1999 the Company filed a Current Report on Form 8-K stating under "Item 2. Acquisition or Disposition of Assets" that on October 6, 1999 we acquired Ribi ImmunoChem Research, Inc.