Form 10-K/A
period 1999-12-31
CORIXA CORP
filed 2000-03-31
CIK 1042561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $216.4 million as of December 31, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

     AnergiX(R), Melacine(R), and MPL(R) are registered trademarks and Corixa(TM), the stylized Corixa logo, AnergiX.MG(TM), AnergiX.MS(TM), AnergiX.RA(TM), AnervaX(TM), AnervaX.DB(TM), AnervaX.RA(TM), Detox(TM), Detox B-SE(TM), PVAC(TM), Ribi.529(TM) and powered by Corixa(R) are trademarks of Corixa Corporation. All other brand names, trademarks or service marks referred to in this prospectus are the property of their respective owners.

                               CORIXA CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                EXPLANATORY NOTE

     This amendment amends the Annual Report on Form 10-K of the registrant, as filed with the Securities and Exchange Commission on March 7, 2000. Items 1, 7 and 14 have been amended, and Items 2, 3, 4, 5, 6, 8, 9, 10, 11, 12 and 13 are restated in their entirety as they appeared in the previously filed Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   BUSINESS....................................................    3
Item 2.   PROPERTIES..................................................   33
Item 3.   LEGAL PROCEEDINGS...........................................   33
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   34
                                  PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   35
Item 6.   SELECTED FINANCIAL DATA.....................................   36
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   37
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   55
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   78
                                  PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   78
Item 11.  EXECUTIVE COMPENSATION......................................   78
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   78
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   78
                                  PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   79
SIGNATURES............................................................   82
EXHIBIT INDEX.........................................................   83

                                     PART I

ITEM 1. BUSINESS

OVERVIEW


     We are a research and development-based biotechnology company committed to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We are focused on immunotherapeutic products and have a broad technology platform enabling both fully integrated vaccine design and the use of our separate proprietary vaccine components -- antigens, adjuvants or antigen delivery technology -- on a standalone, "Powered by Corixa"(TM) basis. We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines, antigen-based products, including monoclonal antibody-based products, and novel adjuvants.


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


                   THROUGH A VARIETY OF PROPRIETARY METHODS,


              CORIXA IMMUNOLOGICALLY "SIEVES" FOR ANTIGENS AGAINST


          AUTOIMMUNE DISEASES, CANCER, AND OTHER INFECTIOUS DISEASES.



                                    GRAPHIC


[Graphic of "sieve" surrounding the following text:


Normal Tissue, Diseased Tissue, cDNA and Protein


(graphic of down arrow)


Gene Expression Profiling


Quantitative PCR


Full Length Cloning


Immunohistochemistry


Immunogenicity


Antigenicity


In Vitro/In Vivo


(graphic of down arrow)]



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

VACCINES AND IMMUNOTHERAPEUTICS FOR CERTAIN AUTOIMMUNE DISEASES, CANCER AND INFECTIOUS DISEASES

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

ADJUVANTS AND ANTIGEN DELIVERY SYSTEMS TO INCREASE EFFECTIVENESS OF VACCINES AND IMMUNOTHERAPEUTICS

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

MONOCLONAL ANTIBODY-BASED THERAPEUTICS AND DIAGNOSTICS

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

     BROADLY PARTNER CORE TECHNOLOGIES. Because we believe that other companies' immunotherapeutic products may be enhanced by components available from us, we seek to establish selective corporate partnerships with major commercial entities for each of our proprietary core technologies -- our "Powered by Corixa" approach. Examples of these partnerships include antigen-specific collaborations aimed at generating new antibody targets, or license and supply relationships involving vaccine adjuvants, such as MPL or Detox. Both approaches enable improved immunotherapy based in part on our proprietary technologies.

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

         PRODUCTS                   DISEASE/INDICATION            DEVELOPMENT STAGE         PARTNER(S)
-------------------------------------------------------------------------------------------------------------
AUTOIMMUNE DISEASES
MPL(R) adjuvant             Enhance efficacy of certain allergy  Phase III            Allergy Therapeutics
                            vaccines
PVAC(TM) treatment          Moderate to severe psoriasis         Phase II             Zenyaku Kogyo (Japan
                                                                                      only)
AnergiX.RA(TM) complex      Rheumatoid arthritis                 Phase I/II           Organon
AnergiX.MS(TM) complex      Multiple sclerosis                   Phase I/II           Unpartnered
AnervaX.RA(TM) vaccine      Rheumatoid arthritis                 Phase I/II           Unpartnered
MPL(R) adjuvant             Enhance efficacy of certain allergy  Preclinical          SmithKline Beecham
                            vaccines                                                  holds co-exclusive
                                                                                      rights
AnergiX.MG(TM) complex      Myasthenia gravis                    Research             Unpartnered
AnervaX.DB(TM) vaccine      Type I diabetes                      Research             Unpartnered
-------------------------------------------------------------------------------------------------------------
CANCER
Melacine(R) vaccine         Stage IV malignant melanoma          Approved in Canada;  Schering-Plough
                                                                 Phase III in U.S.
Melacine(R) vaccine         Stage II malignant melanoma          Phase III            Schering-Plough
Detox(TM) adjuvant          Adjuvant component in                Phase III            Biomira holds exclusive
                            Theratope(R)therapeutic vaccine for                       rights for certain
                            breast cancer                                             antigens; other targets
                                                                                      unpartnered
Her-2/neu vaccine           Late stage breast and ovarian        Phase I              SmithKline Beecham
                            cancer
Muc-1 vaccine               Epithelial tumors                    Phase I              Unpartnered
Mammaglobin vaccine         Breast cancer                        Preclinical          SmithKline Beecham
WT-1 vaccine                Leukemia                             Preclinical          Unpartnered
Novel cancer vaccine        Prostate cancer                      Preclinical          SmithKline Beecham
MPL(R) adjuvant             Enhance efficacy of certain cancer   Preclinical          SmithKline Beecham
                            vaccines                                                  holds certain exclusive
                                                                                      rights for certain
                                                                                      antigens
Ribi.529(TM) adjuvant       Enhance efficacy of cancer and       Preclinical          Unpartnered
                            infectious disease vaccines
Novel cancer vaccines       Breast, colon and ovarian cancer     Research             SmithKline Beecham
Novel cancer vaccine        Lung cancer                          Research             Pharmaceutical division
                                                                                      of Japan Tobacco;
                                                                                      Zambon Group
Novel cancer vaccine        Leukemia/lymphoma                    Research             Unpartnered
Microsphere-based antigen   Lung cancer                          Research             Zambon Group holds
  delivery and LeIF                                                                   certain license rights
  adjuvant
Microsphere-based antigen   Enhance efficacy of multiple cancer  Research             Japan Tobacco and
  delivery and LeIF         and infectious disease vaccines                           SmithKline Beecham each
  adjuvant                                                                            hold certain option
                                                                                      rights
-------------------------------------------------------------------------------------------------------------
INFECTIOUS DISEASES
MPL(R) adjuvant             Enhance efficacy of certain          Phase I, II and III  Partnered for certain
                            infectious disease vaccines                               diseases with
                                                                                      SmithKline Beecham;
                                                                                      Wyeth-Lederle Vaccines

         PRODUCTS                   DISEASE/INDICATION            DEVELOPMENT STAGE         PARTNER(S)
-------------------------------------------------------------------------------------------------------------
Novel infectious disease    Human leishmaniasis                  Phase I              Unpartnered
  vaccine
Novel infectious disease    Tuberculosis                         Preclinical          SmithKline Beecham
  vaccine
Novel infectious disease    Chlamydia trachomitis and Chlamydia  Research             SmithKline Beecham
  vaccines                  pneumoniae
Novel infectious disease    Herpes virus                         Research             Unpartnered
  vaccine
Candida antibody and        Systemic and vaginal yeast           Research             Unpartnered
  vaccine products          infections
Diagnostic                  Visceral leishmaniasis               Commercialized,      Several companies
                                                                 development
Diagnostic                  Chagas' Disease                      Commercialized       Diamed
Reference laboratory        Certain tick-borne diseases          Commercialized       Imugen
  diagnostic
Rapid diagnostic test       Tuberculosis                         Commercialized       ICT Diagnostics, a
                                                                                      subsidiary of AMRAD
Rapid diagnostic test       Tuberculosis                         Development          Abbott Laboratories
-------------------------------------------------------------------------------------------------------------
OTHER PARTNERED PROGRAMS
Adoptive Immunotherapy      Multiple cancers                     Phase I              Unpartnered
Cancer gene therapy         Multiple cancers                     Preclinical          Introgen Therapeutics
  (MDA-7)
RC-552                      Ischemia-reperfusion injury          Preclinical          Unpartnered
Phototherapeutics           Undisclosed                          Research             QLT PhotoTherapeutics
Certain vaccine and         Various indications                  Diagnostics are      Heska
  diagnostic technologies                                        commercialized;
  for companion animal                                           vaccines are in
  health                                                         research
Other diagnostic products   Multiple cancers                     Research             Unpartnered
-------------------------------------------------------------------------------------------------------------

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

     - "Phase I/Phase II" indicates products that are currently in Phase I/Phase II clinical testing, being tested to determine safety and preliminary efficacy;

     - "Phase II" indicates products that are currently in Phase II dose-ranging clinical testing, being tested to further determine safety and efficacy.

     - "Phase III" indicates products that are currently in Phase III clinical testing, being tested to determine efficacy; and

     - "Commercialized" indicates sales to third parties for use in diagnostic applications, which have resulted in immaterial revenues to date.

PRODUCT PIPELINE AND DEVELOPMENT STATUS

AUTOIMMUNE DISEASE

     MPL ADJUVANT FOR ALLERGY DESENSITIZATION. Allergies caused by grasses, trees and house dust mites afflict an estimated 20% of the population in developed countries. Allergy Therapeutics Ltd., or ATL, and SmithKline Beecham have each licensed certain rights to our MPL adjuvant for use in allergy desensitization products. Under the terms of the agreements with ATL and SmithKline Beecham, we may not grant further rights to MPL adjuvant for allergy products. Initial targets for the ATL collaboration will be products for relieving allergic symptoms caused by pollens from grasses, trees and house dust mites. Although current desensitization methods offer some relief to most allergy sufferers, we believe the addition of MPL adjuvant may allow the development of more effective, faster and more easily administered allergy treatments.

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

     PVAC TREATMENT FOR PSORIASIS. Psoriasis is a dermatological disorder that afflicts approximately one to two percent of the North American and European populations. The disease is characterized by chronic inflammatory lesions with red, scaling plaques and is believed to be an autoimmune phenomenon initiated by T cells. In collaboration with Genesis Research and Development Corporation, we are currently testing PVAC treatment for use as an immunotherapeutic product for psoriasis. PVAC treatment is based on a proprietary process and formulation derived from heat-killed Mycobacterium vaccae. We hold exclusive rights under SR Pharma's intellectual property portfolio for the use of Mycobacterium vaccae-derived products to treat psoriasis and certain other autoimmune diseases. Following encouraging results from a pilot, uncontrolled trial performed in the Philippines, in early 2000 we initiated Phase II studies for PVAC treatment in the United States, Brazil and the Philippines.

     ANERGIX COMPLEX. Each AnergiX complex is an MHC-class II molecule loaded with a disease-specific peptide. We currently have two forms of AnergiX complex, AnergiX.RA complex for the treatment of rheumatoid arthritis and AnergiX.MS complex for the treatment of multiple sclerosis.

     Rheumatoid arthritis, or RA, is a chronic, progressive autoimmune disease characterized by progressive joint destruction, deformity and disability. The disease affects more than 8 million people world-wide. Most drugs approved for use in RA treat the symptoms of the disease, not the underlying cause of RA. In collaboration with Organon, we have recently completed a randomized placebo-controlled Phase I/II clinical trial of AnergiX.RA complex in patients with advanced RA. Data from an interim analysis of this study were presented at The American College of Rheumatology meetings in November 1999. This interim analysis demonstrated that AnergiX.RA complex was well tolerated and indicated potential clinical benefit at the two top dose levels studied. The interim results also indicated that clinical results were most pronounced in patients who had peripheral blood T cells capable of recognizing the synthetic collagen peptide present in the AnergiX.RA complex.

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

     The AnergiX complex products that have been evaluated in clinical trials to date are natural products. Due to the high cost of manufacture, such natural products are likely to be difficult to commercialize. Our scientists have developed recombinant forms of AnergiX complex products that may be far less expensive to produce and that have demonstrated efficacy in in vitro and in vivo models of autoimmune disease. We intend to select one of these recombinant solutions for use in continuing and expanding clinical evaluation of AnergiX complex products.

     ANERVAX.RA VACCINE. AnervaX.RA vaccine is a therapeutic peptide vaccine for treatment for advanced rheumatoid arthritis, or RA. While results of a 53-patient randomized placebo-controlled Phase I/II study demonstrated that the product was well tolerated and reduced disease severity in several patients, our scientists have been working to improve the AnervaX.RA vaccine formulation prior to continuing clinical evaluation. We believe the addition of one of our proprietary adjuvants to the AnervaX.RA vaccine may improve its efficacy in animal models of autoimmune disease. We are currently reformulating this peptide vaccine to incorporate this novel adjuvant technology and are seeking to partner this program before entering into additional clinical trials.

     ANERGIX.MG COMPLEX. This potential product would be used as therapy for mysasthenia gravis. Mysasthenia gravis is a progressive neurological disorder in which patients mount a T cell response directed against a critical neurotransmitter receptor that is involved in the transfer of nerve cell impulses into muscular contractions.

     ANERVAX.DB VACCINE. The majority of patients with Type I diabetes express a particular MHC class II gene product. AnervaX.DB vaccine is a peptide vaccine based on the structure of the diabetes associated MHC class II gene product. It is thought administration of such vaccine to patients might result in an immune response that inhibits auto-antigen presentation to T cells in diabetic patients. The product is currently in preclinical experimentation in animal models of diabetes.

CANCER

     MELACINE VACCINE. Melanoma, if not detected and treated early, can be highly metastatic and is the most deadly form of skin cancer. Death due to malignant melanoma is usually caused by complications after the disease has spread to the lungs, liver, brain or other organs. Primary skin tumors are removed by surgery. Current standard therapy includes surgery and observation as follow-up for primary skin tumors.

     Our Melacine melanoma vaccine, a potential therapeutic for the treatment of melanoma, has been approved for commercial sale in Canada. Melacine vaccine consists of lysed (broken) cells from two human melanoma cell lines combined with our proprietary Detox adjuvant. Detox adjuvant includes MPL adjuvant and mycobacterial cell wall skeleton, both of which activate the human immune system in the context of vaccination. Melacine vaccine is administered as a two-shot vaccination once a week for five weeks. In addition, patients may receive a second course of therapy and maintenance therapy of one vaccination a month. We have granted worldwide distribution rights for Melacine vaccine to Schering-Plough Corporation, a leader in cancer therapy.

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

     DETOX ADJUVANT. Detox adjuvant is a composition which we believe activates the human immune system in the context of vaccination. Human clinical data have been published that demonstrate that one of our formulations of Detox adjuvant, Detox B-SE adjuvant, may play an important role in generating an immune response with Biomira, Inc.'s line of Theratope therapeutic cancer vaccines. Biomira has licensed Detox B-SE adjuvant for the clinical development and potential commercialization of Theratope products. In 1996, Biomira announced that final Phase II clinical data indicated that its Theratope product for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. Biomira announced in November 1998 the start of a pivotal Phase III trial to evaluate the efficacy of Theratope therapeutic vaccine in treating metastatic breast cancer. Biomira has announced that the study will include 75 to 80 centers worldwide studying approximately 900 evaluable patients. Primary endpoints for the study are time to disease progression and survival.

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

     MPL adjuvant, our flagship adjuvant, is a derivative of the lipid A molecule found in gram-negative bacteria, one of the most potent immunostimulants known to man. We also own patented technology for extracting MPL adjuvant from bacterial cell walls. A number of our partners are currently evaluating MPL adjuvant in vaccines for development in allergy, cancer and infectious disease targets. Detox adjuvant consists of MPL adjuvant and mycobacterial cell wall skeleton. Detox adjuvant is a key component of our Melacine melanoma vaccine and is a component in Biomira's Theratope vaccine for adenocarcinomas.

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

     We are also conducting research related to the development of synthetic adjuvants. Such synthetic compounds are novel, small molecules that may possess a spectrum of properties, including potent adjuvant and anti-tumor activity. We hope to develop these synthetic components in building an even broader vaccine adjuvant platform with considerable potential for the prevention and treatment of human diseases. The small molecule synthetic adjuvant, Ribi.529 adjuvant, is in preclinical development. We are initiating multiple partnership discussions pertaining to this novel vaccine adjuvant, as well as a second novel synthetic immunomodulator, R-552, for potential use as a cardioprotectant.

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

     SCHERING-PLOUGH. In 1998, we entered into a worldwide license granting exclusive marketing rights for our Melacine vaccine to Schering-Plough. In addition to license fees, we will receive transfer payments for supplies of Melacine vaccine and will be entitled to royalties upon commercial sale of Melacine vaccine. See "Product Pipeline and Development
Status -- Cancer -- Melacine vaccine" for a discussion of the clinical trial status of this vaccine.

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

     CANCER. In 1995, we entered a license and supply agreement granting SmithKline Beecham a non-exclusive, worldwide license to use MPL adjuvants in cancer vaccines. The agreement includes an option to obtain exclusivity in connection with a limited number of SmithKline Beecham's proprietary cancer antigens. We will receive an annual license fee and milestone payments for each SmithKline Beecham vaccine incorporating MPL adjuvant that is submitted for regulatory review. We will also receive milestone payments upon any regulatory approval of such vaccines. In addition to transfer payments for commercial quantities of MPL adjuvant, we will receive royalties on any commercial sales of vaccines that incorporate MPL adjuvant.

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

     SOUTHERN RESEARCH INSTITUTE. In May 1996, we entered into a license agreement with SRI for an exclusive, worldwide, sublicensable license (subject to a grant-back to SRI for non-commercial research purposes) to use SRI polymer microsphere technology in the fields of cancer and infectious disease, to the extent a product incorporates an antigen, cytokine or adjuvant that we own or control. In addition, SRI granted us options to exclusive, worldwide, sublicensable licenses in specified autoimmune and viral disease fields. Our option rights renew annually upon our payment of an option fee and our grant to SRI of 4,545 shares of our common stock. We paid up-front license fees upon execution of the license agreement and are obligated to make future payments on achieving specified development milestones, and royalty payments on any product sales, subject to an annual minimum royalty. In addition, we issued SRI 15,151 shares of common stock upon execution of the license agreement and a warrant exercisable for 7,575 shares for each grant of sublicense rights to a third-party, up to a maximum of 37,875 shares, and 7,575 shares for initiation of each Phase III clinical trial, up to a maximum of 37,875 additional shares. In late 1999, SRI net exercised 7,575 of the warrant shares, which had vested in May 1999 in connection with our grant of a sublicense to Zambon Group under the SRI microsphere rights. In April 1997, the parties amended the license agreement to extend our license in the field of cancer to include products that incorporate third-party antigens or cytokines. We are obligated to share revenues from such third-party sublicense agreements with SRI. In connection with renewal of our option rights we have issued SRI 4,545 shares of common stock on each of the first, second and third anniversaries of the effective date of the license agreement. SRI may terminate the license agreement if we fail to perform certain obligations under such agreement.

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

     Any diagnostic products developed by us or our corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness:

     - Class I -- general controls -- e.g., labeling, premarket notification and adherence to GMP quality system regulation, or QSR;

     - Class II -- general controls and special controls -- e.g., performance standards and postmarket surveillance; and

     - Class III -- premarket approval.

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

MANUFACTURING

     We have manufactured pharmaceutical-grade product to supply some of our previous and ongoing clinical trials. In addition, we have manufactured preclinical and clinical supplies of adjuvants and protein for our corporate partners, for government agencies and for numerous academic researchers. We believe that our existing facilities will be sufficient to accommodate manufacturing of initial production quantities of our most advanced product candidates. Should we require additional capacity in the future, we have space to expand our manufacturing facility in Hamilton, Montana.

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

                                                               HIGH     LOW
                                                              ------   ------
1997
Fourth Quarter..............................................  $14.13   $ 8.75
1998
First Quarter...............................................  $10.00   $ 6.75
Second Quarter..............................................   10.50     6.13
Third Quarter...............................................    7.00     3.31
Fourth Quarter..............................................    9.50     3.50
1999
First Quarter...............................................  $10.88   $ 7.38
Second Quarter..............................................   18.13     7.81
Third Quarter...............................................   18.13    12.25
Fourth Quarter..............................................   17.44    12.63
2000
First Quarter (through March 6).............................  $72.00   $17.25

     On March 6, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $54.625 per share. As of March 2, 2000, we had 1,201 holders of record of our common stock.

  Dividend policy

     We have never declared or paid cash dividends on our common stock and we do not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1995      1996      1997       1998       1999
                                                 -------   -------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenue:
  Collaborative agreements.....................  $ 2,411   $ 4,402   $13,390   $ 17,003   $ 25,035
  Government grants............................      304     1,403       977      1,267      1,463
                                                 -------   -------   -------   --------   --------
          Total revenue........................    2,715     5,805    14,367     18,270     26,498
Operating expenses:
  Research and development.....................    7,040     9,995    16,398     27,436     41,962
  General and administrative...................      532       781     2,033      2,672      4,330
  Acquired in-process research and
     development...............................       --        --        --     12,021     37,637
                                                 -------   -------   -------   --------   --------
          Total operating expenses.............    7,572    10,776    18,431     42,129     83,929
                                                 -------   -------   -------   --------   --------
Loss from operations...........................   (4,857)   (4,971)   (4,064)   (23,859)   (57,431)
Other income, net..............................      707       824     1,388      2,543      2,673
                                                 -------   -------   -------   --------   --------
Net loss.......................................   (4,150)   (4,147)   (2,676)   (21,316)   (54,758)
Preferred stock dividend.......................       --        --        --         --     (6,008)
                                                 -------   -------   -------   --------   --------
Net loss applicable to common stockholders.....  $(4,150)  $(4,147)  $(2,676)  $(21,316)  $(60,766)
                                                 =======   =======   =======   ========   ========
Basic and diluted net loss per common
  share(1).....................................  $ (1.67)  $ (1.65)  $ (0.55)  $  (1.75)  $  (3.91)
                                                 =======   =======   =======   ========   ========
Shares used in computation of basic and diluted
  net loss per common share....................    2,487     2,521     4,891     12,172     15,528
                                                 =======   =======   =======   ========   ========

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1995       1996       1997       1998       1999
                                               -------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and securities
  available-for-sale.........................  $10,773   $ 11,933   $ 56,318   $ 45,141   $ 45,553
Working capital..............................    9,743     10,101     53,962     36,979     20,919
          Total assets.......................   12,340     15,185     61,807     61,184     92,480
Long-term obligations, less current
  portion....................................      816      1,175      6,924     11,835     11,426
Redeemable common stock......................       --         --         --         --      2,000
Accumulated deficit..........................   (5,139)    (9,286)   (11,962)   (33,278)   (88,036)
          Total stockholders' equity.........   10,264     11,226     51,285     42,184     58,781

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net loss per share.

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

     At the Anergen acquisition date, Anergen's IPR&D projects were potential therapies for the treatment of autoimmune diseases that focus on destroying or inactivating T cells without affecting the protective functions of the immune system or stimulate the immune system to produce antibodies that may interfere with the presentation of auto-antigens to destructive T cells. AnervaX.RA, a potential product to treat rheumatoid arthritis, is the primary product. AnervaX.RA is a synthetic peptide vaccine consisting of a small portion of the human leukocyte antigen (HLA) II molecule. AnervaX.RA is designed to elicit an immune response that interferes with the presentation of auto-antigens to T cells. This immune response is intended to stimulate the production of the patient's own antibodies to a subset of the HLA molecules on the patient's antigen presenting cells. AnervaX.RA peptide vaccine has completed a 53-patient randomized Phase II double-blinded clinical trial. Subsequent to our acquisition of Anergen, we have received interim data from a Phase I/ II clinical trial for AnergiX.RA in November 1999.

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

     As of March 2, 2000, our directors, entities affiliated with our directors, and our executive officers beneficially owned, in the aggregate, approximately 23.7% of our outstanding capital stock. These stockholders as a group may be able to influence our management and affairs and, if acting together, may be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

     The concentration of ownership may also delay or prevent a change of control of Corixa at a premium price if these stockholders oppose it.

STATE LAWS AND OUR CERTIFICATE OF INCORPORATION MAY INHIBIT POTENTIAL ACQUISITION BIDS THAT COULD BE BENEFICIAL FOR STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware and Washington law, will make it more difficult for a third party to acquire us, even if doing so would be beneficial for our stockholders. See "Description of capital stock -- Antitakeover laws and provisions" for a discussion of these antitakeover provisions.

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

                                          ERNST & YOUNG LLP

Seattle, Washington
February 11, 2000

                               CORIXA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $    780   $  9,098
  Securities available-for-sale.............................    33,425     30,514
  Accounts receivable, net (including $161 receivable from
     an affiliated company at December 31, 1998)............     2,792      3,449
  Interest receivable.......................................       759        567
  Prepaid expenses and other current assets.................     1,779        516
  Deposits..................................................     1,657         --
                                                              --------   --------
Total current assets........................................    41,192     44,144
Property and equipment, net.................................    21,281      8,831
Securities available for sale, noncurrent...................    11,348      5,529
Investments.................................................     4,000      2,544
Acquisition related intangible assets, net..................    14,516         --
Deferred charges and deposits...............................       143        136
                                                              --------   --------
          Total assets......................................  $ 92,480   $ 61,184
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  8,701   $  4,368
  Dividend payable..........................................       469         --
  Deferred revenue..........................................     8,236        100
  Current portion of long-term obligations..................     2,867      2,697
                                                              --------   --------
          Total current liabilities.........................    20,273      7,165
Long-term obligations, less current portion.................    11,426     11,835
Commitments and contingencies Redeemable common stock.......     2,000         --
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized -- 10,000,000 shares; Designated Series
      A -- 50,000 shares; Issued and outstanding -- 12,500
      shares in 1999 and none in 1998.......................        --         --
  Common stock, $0.001 par value:
     Authorized -- 40,000,000 shares Issued and
      outstanding -- 18,627,225 shares in 1999 (including
      141,576 redeemable common shares) and 13,400,895 in
      1998..................................................        19         13
  Additional paid-in-capital................................   147,926     76,539
  Deferred compensation.....................................      (441)    (1,180)
  Accumulated other comprehensive income (loss).............      (687)        90
  Accumulated deficit.......................................   (88,036)   (33,278)
                                                              --------   --------
          Total stockholders' equity........................    58,781     42,184
                                                              --------   --------
          Total liabilities and stockholders' equity........  $ 92,480   $ 61,184
                                                              ========   ========

                            See accompanying notes.

                               CORIXA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999       1998      1997
                                                              --------   --------   -------
Revenue:
  Collaborative agreements..................................  $ 25,035   $ 17,003   $13,390
  Government grants.........................................     1,463      1,267       977
                                                              --------   --------   -------
          Total revenue.....................................    26,498     18,270    14,367
Operating expenses:
  Research and development..................................    41,962     27,436    16,398
  General and administrative................................     4,330      2,672     2,033
  Acquired in-process research and development..............    37,637     12,021        --
                                                              --------   --------   -------
          Total operating expenses..........................    83,929     42,129    18,431
                                                              --------   --------   -------
Loss from operations........................................   (57,431)   (23,859)   (4,064)
Interest income.............................................     2,793      3,016     1,300
Interest expense............................................      (797)      (767)     (327)
Other income................................................       677        294       415
                                                              --------   --------   -------
Net loss....................................................   (54,758)   (21,316)   (2,676)
Preferred stock dividend....................................    (6,008)        --        --
                                                              --------   --------   -------
Net loss applicable to common stockholders..................  $(60,766)  $(21,316)  $(2,676)
                                                              ========   ========   =======
Basic and diluted net loss per common share.................  $  (3.91)  $  (1.75)  $ (0.55)
                                                              ========   ========   =======
Shares used in computation of basic and diluted net loss per
  common share..............................................    15,528     12,172     4,891
                                                              ========   ========   =======

                            See accompanying notes.

                               CORIXA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                     ACCUMULATED
                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL                                     OTHER
                                     ---------------   ---------------    PAID-IN      RECEIVABLE      DEFERRED     COMPREHENSIVE
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     FOR WARRANTS   COMPENSATION   INCOME (LOSS)
                                     ------   ------   ------   ------   ----------   ------------   ------------   -------------
Balance at January 1, 1997.........   5,151    $ 6      2,594    $ 3      $ 21,655      $(1,140)       $    --          $ (12)
  Warrants payment received........      --     --         --                   --          488             --             --
  Stock options exercised..........      --     --        126     --            69           --             --             --
  Issuance of common stock for
    services.......................      --     --          8     --            65           --             --             --
  Deferred compensation related to
    stock option grants............      --     --         --     --         3,904           --         (3,904)            --
  Amortization of deferred
    compensation...................      --     --         --     --            --           --          1,329             --
  Proceeds from initial public
    offering (IPO) (net of offering
    cost of $4,072.................      --     --      3,450      4        40,774           --             --             --
  Preferred stock conversion upon
    IPO............................  (5,151)    (6)     5,151      5            --           --             --             --
  Stock warrants net exercised.....      --     --        445     --            --           --             --             --
  Comprehensive loss:
    Net unrealized gain on
      securities
      available-for-sale...........      --     --         --     --            --           --             --              7
    Net loss.......................      --     --         --     --            --           --             --             --
    Comprehensive loss.............
                                     ------    ---     ------    ---      --------      -------        -------          -----
Balance at December 31, 1997.......      --     --     11,774     12        66,467         (652)        (2,575)            (5)
  Warrants payment received........      --     --         --     --            --          652             --             --
  Stock options exercised..........      --     --        106     --            59           --             --             --
  Issuance of common stock under
    the employee stock purchase
    plan...........................      --     --          6     --            32           --             --             --
  Issuance of common stock in
    GenQuest acquisition...........      --     --      1,064      1         7,350           --             --             --
  Issuance of common stock in
    exchange for technology and
    services.......................      --     --         23     --           131           --             --             --
  Amortization of deferred
    compensation...................      --     --         --     --            --           --          1,395             --
  Issuance of common stock for
    cash...........................      --     --        428     --         2,500           --             --             --
  Comprehensive loss:
    Net unrealized gain on
      securities
      available-for-sale...........      --     --         --     --            --           --             --             95
    Net loss.......................      --     --         --     --            --           --             --             --
    Comprehensive loss.............
                                     ------    ---     ------    ---      --------      -------        -------          -----
Balance at December 31, 1998.......      --            13,401     13        76,539           --         (1,180)            90
  Issuance of Series A convertible
    preferred stock and common
    stock warrants (net of offering
    cost of $16)...................      12     --         --     --        12,484           --             --             --
  Preferred stock dividend.........      --     --         --     --          (469)          --             --             --
  Stock options exercised..........      --     --         97     --           263           --             --             --
  Issuance of common stock under
    the employee stock purchase
    plan...........................      --     --         26     --           134           --             --             --
  Issuance of common stock and
    options in exchange for
    technology and services........      --     --         20     --           866           --             --             --
  Issuance of common stock for
    acquisitions...................      --             4,839      6        58,109                          --             --
  Stock warrants net exercised.....      --     --        103     --            --           --             --             --
  Amortization of deferred
    compensation...................      --     --         --     --            --           --            739             --
  Comprehensive loss:
    Net unrealized loss on
      securities
      available-for-sale...........      --     --         --     --            --           --             --           (777)
    Net loss.......................      --     --         --     --            --           --             --             --
    Comprehensive loss.............
                                     ------    ---     ------    ---      --------      -------        -------          -----
Balance at December 31, 1999.......      12    $--     18,486    $19      $147,926      $    --        $  (441)         $(687)
                                     ======    ===     ======    ===      ========      =======        =======          =====


                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
Balance at January 1, 1997.........   $ (9,286)       $11,226
  Warrants payment received........         --            488
  Stock options exercised..........         --             69
  Issuance of common stock for
    services.......................         --             65
  Deferred compensation related to
    stock option grants............         --             --
  Amortization of deferred
    compensation...................         --          1,329
  Proceeds from initial public
    offering (IPO) (net of offering
    cost of $4,072.................         --         40,778
  Preferred stock conversion upon
    IPO............................         --             (1)
  Stock warrants net exercised.....         --              0
  Comprehensive loss:
    Net unrealized gain on
      securities
      available-for-sale...........         --              7
    Net loss.......................     (2,676)        (2,676)
                                                      -------
    Comprehensive loss.............                    (2,669)
                                      --------        -------
Balance at December 31, 1997.......    (11,962)        51,285
  Warrants payment received........         --            652
  Stock options exercised..........         --             59
  Issuance of common stock under
    the employee stock purchase
    plan...........................         --             32
  Issuance of common stock in
    GenQuest acquisition...........         --          7,351
  Issuance of common stock in
    exchange for technology and
    services.......................         --            131
  Amortization of deferred
    compensation...................         --          1,395
  Issuance of common stock for
    cash...........................         --          2,500
  Comprehensive loss:
    Net unrealized gain on
      securities
      available-for-sale...........         --             95
    Net loss.......................    (21,316)       (21,316)
                                                      -------
    Comprehensive loss.............                   (21,221)
                                      --------        -------
Balance at December 31, 1998.......    (33,278)        42,184
  Issuance of Series A convertible
    preferred stock and common
    stock warrants (net of offering
    cost of $16)...................         --         12,484
  Preferred stock dividend.........         --           (469)
  Stock options exercised..........         --            263
  Issuance of common stock under
    the employee stock purchase
    plan...........................         --            134
  Issuance of common stock and
    options in exchange for
    technology and services........         --            866
  Issuance of common stock for
    acquisitions...................         --         58,115
  Stock warrants net exercised.....         --             --
  Amortization of deferred
    compensation...................         --            739
  Comprehensive loss:
    Net unrealized loss on
      securities
      available-for-sale...........         --           (777)
    Net loss.......................    (54,758)       (54,758)
                                                      -------
    Comprehensive loss.............                   (55,535)
                                      --------        -------
Balance at December 31, 1999.......   $(88,036)       $58,781
                                      ========        =======

                            See accompanying notes.

                               CORIXA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999       1998      1997
                                                              --------   --------   -------
OPERATING ACTIVITIES:
Net loss....................................................  $(54,758)  $(21,316)  $(2,676)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Acquired in-process research and development..............    37,637     12,021        --
  Amortization of deferred compensation.....................       739      1,395     1,329
  Depreciation and amortization.............................     3,801      1,609     1,091
  Equity instruments issued in exchange for technology and
     services...............................................       866        131        65
  Write-off of warrant receivable...........................        --        489        --
Changes in operating assets and liabilities:
  Accounts receivable.......................................     1,357     (2,805)       80
  Interest receivable.......................................      (192)      (433)     (129)
  Prepaid expenses, deposits and other current assets.......       512        175      (380)
  Accounts payable and accrued liabilities..................      (759)     2,305       592
  Deferred revenue..........................................     5,090     (1,097)     (221)
                                                              --------   --------   -------
Net cash used in operating activities.......................    (5,707)    (7,526)     (249)
INVESTING ACTIVITIES:
  Purchases of securities available-for-sale................   (43,791)   (86,844)  (35,802)
  Proceeds from maturities of securities
     available-for-sale.....................................    15,096     63,751     5,794
  Proceeds from sale of securities..........................    19,226     27,004        --
  Purchases of property and equipment.......................    (3,090)    (5,590)     (888)
  Net cash paid in acquisitions.............................    (1,609)    (4,737)       --
  Investments...............................................    (2,250)    (1,750)       --
  Anergen preacquisition cost...............................        --       (345)       --
                                                              --------   --------   -------
Net cash used in investing activities.......................   (16,418)    (8,511)  (30,896)
FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable common stock.........     2,000         --        --
  Proceeds from issuance of common stock....................       397      2,591    40,847
  Proceeds from issuance of preferred stock.................    12,484         --        --
  Principal payments on capital leases......................    (1,059)    (1,077)     (820)
  Principal payments made on long-term obligations..........    (2,015)        --        --
  Borrowings form collaborative agreements..................        --      2,000     3,000
  Proceeds from long-term obligations.......................     2,000      5,000     2,000
  Payments on receivables for warrants......................        --        163       488
                                                              --------   --------   -------
Net cash provided by financing activities...................    13,807      8,677    45,515
                                                              --------   --------   -------
Net increase (decrease) in cash and cash equivalents........    (8,318)    (7,360)   14,370
Cash and cash equivalents at beginning of period............     9,098     16,458     2,088
                                                              --------   --------   -------
Cash and cash equivalents at end of period..................  $    780   $  9,098   $16,458
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid...............................................  $    844   $    706   $   327
                                                              ========   ========   =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Equity instruments issued for acquisitions..................  $ 58,109   $  7,352   $    --
                                                              ========   ========   =======
Assets acquired pursuant to capital leases..................  $     --   $    308   $ 2,067
                                                              ========   ========   =======

                            See accompanying notes.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We are currently evaluating the impact of SAB 101 on the accounting for up-front fees received pursuant to certain collaboration agreements. Should we determine that a change in accounting policy is

                               CORIXA CORPORATION
necessary, such changes will be made effective January 1, 2000 and would result in a change to results of operations for the cumulative effect of the change. Such amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial results would not be restated.

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

                               CORIXA CORPORATION

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

     In August 1999 the Company entered into a corporate partnership with Zenyaku Kogyo Co. Ltd. For the research and development related to the psoriasis immunotherapeutic product (PVAC) developed by Corixa and Genesis Research and Development Corporation (Genesis). The agreement provides Zenyaku Kogyo with exclusive rights to PVAC in Japan, while Corixa and Genesis retain exclusive rights with respect to the rest of the world. Under the terms of the agreement, Corixa will receive license fees and research funding of $6.0 million and milestone payments based upon successful clinical and commercial progress, as well as a royalty stream on future product sales. The Company recognized revenue of $531,000 in 1999 in connection with the agreement.

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

     In addition, SmithKline Beecham purchased $2.5 million worth of Corixa common stock in 1998 at a premium to its fair market value, and Corixa has the right in the future to require SmithKline Beecham to purchase an additional $2.5 million of Corixa common stock, at a premium to its then-current fair market value. Additionally, with respect to the $5.0 million previously paid to Corixa by SmithKline Beecham under a prior collaboration agreement, SmithKline Beecham may elect to have Corixa repay such amount to SmithKline Beecham on September 1, 2003 or convert such amounts into the purchase of Corixa common

                               CORIXA CORPORATION
stock at a premium to its then-current fair market value. This amount is recorded as a long-term obligation at December 31, 1999 and 1998.

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

 3. BUSINESS COMBINATIONS

ACQUISITION OF RIBI IMMUNOCHEM RESEARCH, INC.

     On October 6, 1999, Corixa acquired all of the outstanding shares of common stock of Ribi ImmunoChem Research, Inc. (Ribi), a Hamilton, Montana-based biopharmaceutical company which focuses on developing novel agents that modulate the human immune response to prevent or treat certain diseases including cancer, infectious diseases and cardiovascular injury. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $57.5 million, which consisted of 3,610,766 shares of Corixa common stock and stock options valued at $47.9 million, cash of $7.9 million paid by Corixa to Ribi for the redemption of Ribi Series A preferred stock and transaction costs of

                               CORIXA CORPORATION
approximately $1.7 million. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

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
                                                              =======

ACQUISITION OF GENQUEST

     On September 15, 1998, the Company acquired all of the outstanding shares of common stock of GenQuest. GenQuest is a development stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon, and ovarian cancer. While at the time of acquisition no program was at a stage beyond very early research, each identified program had specific objectives and data supporting its intended purpose in the field of oncology. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $12.4 million, which consisted of 1,063,695 shares of Corixa common stock, with a market value of approximately $7.3 million, approximately $4.5 million in cash, and approximately $600,000 of acquisition costs. The aggregate purchase price exceeded the fair value of net tangible assets by approximately $12.0 million, and this amount was allocated to acquired in-process research and development (IPR&D). The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Acquired in-process research and development................  $12,021
Net assets acquired.........................................      421
                                                              -------
          Total purchase price..............................  $12,442
                                                              =======

     Prior to the acquisition, Corixa was a stockholder in GenQuest. In conjunction with the relationship between Corixa and GenQuest, Corixa issued warrants to purchase 454,533 shares of Corixa's Series B shares at a price of $9.90 per share. The warrants expire on the earlier of December 23, 2001 or certain events as

                               CORIXA CORPORATION
specified in the warrant agreements. A receivable of $652,000 from GenQuest, which represents the outstanding amount due for the warrants was established at the time of issuance. The remaining receivable was expensed in connection with the acquisition of GenQuest.

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

                               CORIXA CORPORATION

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Total revenue...............................................  $ 30,745    $ 27,460
Net loss applicable to common stockholders..................  $(25,757)   $(30,142)
Net loss per common share...................................  $  (1.40)   $  (1.71)

 4. SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consist of the following:

                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                                     COST          GAIN         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
December 31, 1999
  U.S. Government agencies.......................   $15,109        $ --         $(243)      $14,866
  U.S. Corporate obligations.....................    30,351           9          (453)       29,907
                                                    -------        ----         -----       -------
                                                    $45,460        $  9         $(696)      $44,773
                                                    =======        ====         =====       =======
December 31, 1998
  U.S. Government agencies.......................   $ 9,070        $ 11         $ (12)      $ 9,069
  U.S. Corporate obligations.....................    26,883         106           (15)       26,974
                                                    -------        ----         -----       -------
                                                    $35,953        $117         $ (27)      $36,043
                                                    =======        ====         =====       =======

     Corixa's gross realized gains or losses were immaterial on sales of available-for-sale securities for the fiscal years 1999, 1998 and 1997 and are therefore not shown. The contractual maturities of Corixa's available-for-sale securities are shown below:

                                                               ESTIMATED
                                                              FAIR MARKET    AMORTIZED
                                                                 VALUE         COST
                                                              -----------    ---------
December 31, 1999
  Due in one year or less...................................    $19,049       $19,145
  Due in one year through four years........................     25,724        26,315
                                                                -------       -------
                                                                $44,773       $45,460
                                                                =======       =======
December 31, 1998
  Due in one year or less...................................    $18,263       $18,218
  Due in one year through three years.......................     17,780        17,735
                                                                -------       -------
                                                                $36,043       $35,953
                                                                =======       =======

     The Company has classified available-for-sale-securities as noncurrent to the extent the maturity date of the security is two years or longer.

                               CORIXA CORPORATION

 5. BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Laboratory equipment........................................  $ 9,949    $4,985
Land and buildings..........................................    7,767        --
Leasehold improvements......................................    6,889     4,111
Computers and office equipment..............................    3,285     2,182
Construction in progress....................................       --     1,099
                                                              -------    ------
                                                               27,890    12,377
Accumulated depreciation and amortization...................   (6,609)   (3,546)
                                                              -------    ------
                                                              $21,281    $8,831
                                                              =======    ======

     At December 31, 1999 and 1998, the Company held equipment under capitalized leases with an original cost of approximately $5.2 million and $5.4 million, respectively, and a net book value of approximately $1.4 million and $2.4 million, respectively. These leases are secured by the underlying assets.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Trade accounts payable......................................  $1,664    $  889
Employee compensation and related expenses..................   1,891       510
Environmental contingency...................................   2,600        --
Other.......................................................   2,546     2,969
                                                              ------    ------
                                                              $8,701    $4,368
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

PREFERRED STOCK

     In April 1999 Corixa entered into an agreement with Castle Gate, L.L.C., a Northwest investment partnership focusing primarily on health care and biomedical companies, to provide Corixa with an equity line of credit of up to $50 million (the "Line"). The Company may draw down funds pursuant to the Line at its

                               CORIXA CORPORATION
option. When funds are drawn under the Line, the Company will issue to Castle Gate shares of Series A Preferred Stock at a price of $1,000 per share and warrants to purchase shares of the Company's common stock as described below.

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

     Upon execution of the Agreement, the Company completed an initial draw under the Line of $12.5 million (the "Initial Draw") and issued Castle Gate 12,500 shares of Preferred Stock and warrants to purchase 1,037,137 shares of Common Stock (the "Initial Closing Warrants"). The conversion price for the Preferred Stock issued in the Initial Draw is $8.50 per share. The conversion price for all other shares of Preferred Stock that may be issued as the result of subsequent draw-downs by the Company under the Line will be equal to the average daily closing price of the Company's Common Stock for a designated period before and after the consummation of such draw, provided that such conversion price cannot exceed certain specified amounts. Initial Closing Warrants to purchase 312,500 shares of common stock have an exercise price of $8.50 per share and Initial Closing Warrants to purchase 724,637 shares have an exercise price of $8.28 per share. The Company is obligated to issue additional warrants equal to $1.125 million and $1.0 million worth of common stock, based on the value of the Company's common stock, on the first and second anniversaries, respectively, of the Line. These warrants had a value of $5.3 million, which is included in equity. The Company is obligated to issue Castle Gate an additional 187,500 common stock warrants at the time of subsequent draws under the Line. The warrants will have exercise prices that are determined in accordance with specific formulas at the time of their respective issuance.

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

     Generally, the options become exercisable over a four-year period with 25% vesting upon the first year and the remainder vesting monthly thereafter. All options expire no later than ten years from the date of grant. Incentive stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Plan Administrator,

                               CORIXA CORPORATION
but not less than 85% of the fair market value of the stock at the date of grant. The Plan Administrator has the discretion to allow unvested options to be exercised for shares of Corixa common stock and, to the extent that an optionee holds options for such unvested shares of Common Stock upon termination, Corixa has the right to repurchase any or all of the unvested shares at the per-share exercise price paid by the optionee for the unvested shares.

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

                               CORIXA CORPORATION

     A summary of Corixa's stock option activity under both plans and related information follows:

                                                                                           WEIGHTED
                                                                                           AVERAGE
                                                           OPTIONS                         EXERCISE
                                                         OUTSTANDING    PRICE PER SHARE     PRICE
                                                         -----------    ---------------    --------
Balance at January 1, 1997.............................     605,125     $0.33 -   0.99      $ 0.40
  Options granted......................................     710,004      0.99 -  13.50        2.08
  Options exercised....................................    (126,188)     0.33 -   0.99        0.55
  Options canceled.....................................     (19,852)     0.33 -   0.99        0.67
                                                          ---------
Balance at December 31, 1997...........................   1,169,089      0.33 -  13.50        1.40
  Options granted......................................     433,775      5.00 -   9.50        8.22
  Options assumed in GenQuest acquisition..............      12,325               0.77        0.77
  Options exercised....................................    (107,610)     0.33 -   0.99        0.61
  Options canceled.....................................     (68,253)     0.33 -  11.50        4.04
                                                          ---------
Balance at December 31, 1998...........................   1,439,326      0.33 -  13.50        3.38
  Options granted......................................   1,816,779      8.63 -  17.81       12.03
  Option assumed in acquisitions.......................     371,937      6.15 - 178.83       33.66
  Options exercised....................................     (96,578)     0.33 -  14.84        2.73
  Options canceled.....................................    (114,908)     0.33 - 178.83       30.89
                                                          ---------
Balance at December 31, 1999...........................   3,416,556     $0.33 - 169.89      $10.39
                                                          =========

     The following table summarizes information about the stock options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING
                  ------------------------------------   OPTIONS EXERCISABLE
                                 WEIGHTED                --------------------
                                  AVERAGE     WEIGHTED               WEIGHTED
    RANGE OF       NUMBER OF     REMAINING    AVERAGE                AVERAGE
    EXERCISE      OUTSTANDING   CONTRACTUAL   EXERCISE               EXERCISE
     PRICES        12/31/99        LIFE        PRICE      SHARES      PRICE
    --------      -----------   -----------   --------   ---------   --------
$ 0.33 - $  0.99     880,559       6.51        $ 0.72      701,853    $ 0.66
$ 5.00 - $  8.69     847,070       8.95        $ 8.30      193,979    $ 8.12
$ 8.90 - $ 12.69     707,613       9.19        $11.09      117,765    $ 9.57
$13.00 - $ 24.20     817,214       9.09        $16.68      146,219    $18.90
$25.52 - $169.89     164,100       4.48        $38.77      145,920    $38.91
                   ---------                             ---------
$ 0.33 - $169.89   3,416,556       8.19        $10.39    1,305,736    $ 8.90
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

                               CORIXA CORPORATION

PRO FORMA INFORMATION

     Pro forma information regarding net loss and loss per share required by SFAS 123 has been determined as if Corixa had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                                                                  EMPLOYEE
                                                                                   STOCK
                                                     EMPLOYEE STOCK OPTION     PURCHASE PLAN
                                                    -----------------------    --------------
                                                    1999     1998     1997     1999     1998
                                                    -----    -----    -----    -----    -----
Expected life (years).............................     4        4        4        1        1
Expected volatility...............................    67%      67%      57%      67%      67%
Risk-free interest rate...........................   4.9%     5.5%     6.4%     5.2%     5.4%
Expected dividend yield...........................   0.0%     0.0%     0.0%     0.0%     0.0%

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

     Under Statement 123, if Corixa had elected to recognize the compensation cost based upon the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
Net loss applicable to common stockholders:
  As reported.......................................  $(60,766)   $(21,316)   $(2,676)
  Pro forma.........................................   (64,066)    (22,395)    (2,914)
Pro forma net loss per common share:
  As reported.......................................  $  (3.91)   $  (1.75)   $ (0.31)
  Pro forma.........................................     (4.13)      (1.84)     (0.33)

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

                               CORIXA CORPORATION

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

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 51,188    $  9,431
  Research and experimentation credit and foreign tax credit
     carryforwards..........................................     9,553       1,931
  Depreciation..............................................       301        (413)
  Deferred revenue..........................................       159          34
  Financial statement expenses not deducted.................       147          73
                                                              --------    --------
  On tax return.............................................    61,348      11,056
Deferred tax liabilities:
  Tax return expenses not charged against financial
     statements.............................................       153          73
                                                              --------    --------
                                                                   153          73
                                                              --------    --------
Net deferred tax asset......................................    61,195      10,983
Less valuation allowance....................................   (61,195)    (10,983)
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

     To the extent we are able to generate taxable income in the future, net operating loss carryforwards will be utilized first to reduce the outstanding balance of goodwill, second to offset future tax expense and third to increase additional paid-in capital for the unrecorded tax benefit of stock options.

8. 401(k) PLAN

     Corixa has a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of Corixa's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1999) and to have the amount of such reduction contributed to the 401(k) Plan. Corixa did not match contributions before 1998. Effective January 1, 1998, Corixa implemented a 401(k) matching program whereby Corixa contributes twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant's earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by Corixa to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by Corixa, if any, will be deductible by Corixa when made. At the direction of each

                               CORIXA CORPORATION
participant, Corixa invests the assets of the 401(k) Plan in any of 11 investment options. Company contributions under the plan were approximately $224,000 and $98,000 in 1999 and 1998, respectively.

 9. LONG-TERM OBLIGATIONS AND LEASE COMMITMENTS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
Capital lease obligations...................................  $ 1,474    $ 2,532
Credit line from corporate partner..........................    5,000      5,000
Bank loan...................................................    7,819      7,000
                                                              -------    -------
                                                               14,293     14,532
Less current portion of obligations and commitments.........    2,867      2,697
                                                              -------    -------
                                                              $11,426    $11,835
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

                               CORIXA CORPORATION

     Minimum future rental payments under all lease agreements at December 31, 1999 are as follows:

                                                              CAPITAL    OPERATING
                  YEAR ENDED DECEMBER 31,                     LEASES      LEASES
                  -----------------------                     -------    ---------
2000........................................................  $1,025      $ 2,670
2001........................................................     573        2,750
2002........................................................      31        2,832
2003........................................................      --        2,917
2004........................................................      --        3,005
Thereafter..................................................      --          129
                                                              ------      -------
          Total minimum payments............................  $1,629      $14,303
                                                                          =======
Less interest...............................................     155
                                                              ------
Present value of minimum lease payments.....................   1,474
Less current portion........................................     822
                                                              ------
Capital lease obligations, less current portion.............  $  652
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

                               CORIXA CORPORATION

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

                               CORIXA CORPORATION

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Report of Ernst & Young LLP, independent auditors
        Consolidated Balance Sheet as of December 31, 1999, 1998 and 1997. Consolidated Statements of Operations -- Years Ended December 31, 1999,
     1998 and 1997.
        Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1999, 1998 and 1997.
        Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997.
        Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules
        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The exhibits filed in response to Item 601 of Regulation S-K are set forth below.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                       REFERENCE
-------                       -------------------                       ---------
 2.1      Agreement and Plan of Merger, dated June 9, 1999, between
          the Registrant and Ribi ImmunoChem Research, Inc.              (K)
 2.2      Form of Certificate of Merger between Registrant and Ribi
          ImmunoChem Research, Inc.                                      (K)
 2.3      Agreement and Plan of Reorganization dated December 11, 1998 by and between the Registrant, Yakima Acquisition
          Corporation and Anergen, Inc. Registrant agrees to furnish supplementally to the Commission upon request a copy of any
          omitted schedule.                                              (H)
 2.4      Form of Certificate of Merger between Yakima Acquisition
          Corporation and Anergen, Inc.                                  (H)
 2.5      Agreement and Plan of Merger dated June 22, 1998 by and
          among the Registrant, Chinook Acquisition Corporation and
          GenQuest, Inc. Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted
          schedule.                                                      (K)
 2.6      Form of Certificate of Merger between Chinook Acquisition
          Corporation and GenQuest, Inc.                                 (K)
 2.7      Certificate of Designation of Corixa Corporation               (J)
 3.1      Amended and Restated Certificate of Incorporation of Corixa
          Corporation.                                                   (A)
 3.2      Bylaws of Corixa Corporation.                                  (A)
 4.1      Amended and Restated Investors' Rights Agreement dated as of
          May 10, 1996 between Corixa Corporation and certain holders
          of its capital stock.                                          (A)
10.1      1994 Amended and Restated Stock Option and Restricted Stock
          Plan and forms of stock purchase and stock option agreement.   (A)
10.2      1997 Directors' Stock Option Plan and form of stock option
          agreement.                                                     (A)
10.3      1997 Employee Stock Purchase Plan and form of subscription
          agreement.                                                     (A)
10.4      Corixa Corporation 401(k) Savings & Retirement Plan.           (A)
10.5      Form of Indemnification Agreement.                             (A)
10.6      Lease Agreement dated October 28, 1994 and amended December
          29, 1995 between Corixa Corporation and Fred Hutchinson
          Cancer Research Center.                                        (A)
10.7      Amendment No. 2 , dated September 25, 1998, to the Lease
          Agreement Dated May 31, 1996 between Corixa Corporation and
          Alexandria Real Estate Equities.                               (D)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                       REFERENCE
-------                       -------------------                       ---------
10.8      Multi-Field Vaccine Discovery Collaboration and License
          Agreement between Corixa Corporation and SmithKline Beecham,
          dated September 1, 1998.                                       (I)
10.9+     Licensing Agreement between Corixa Corporation and
          Dana-Farber Cancer Institute, Inc., dated January 1, 1995.     (A)
10.10+    Amendment No. 1, dated September 29, 1997, to the Licensing
          Agreement, dated January 1, 1995, by and between Corixa
          Corporation And Dana-Farber Cancer Institute, Inc.             (D)
10.11     Amendment No. 2, dated July 31, 1998, to the Licensing
          Agreement, dated January 1, 1995, by and between Corixa
          Corporation and Dana-Farber Cancer Institute, Inc.             (B)
10.12+    Amended and Restated Research Services and Intellectual
          Property Agreement effective as of January 1, 1997 by and
          between Corixa Corporation and the Infectious Disease
          Research Institute.                                            (A)
10.13+    Amendment No. 1 to License Agreement dated April 30, 1997 by and among Corixa Corporation, Southern Research Institute
          and University of Alabama at Birmingham Research Foundation.   (A)
10.14     Confirmation Letter, Purchase of $7,000,000 Loan Facility,
          dated August 21, 1998 to Corixa Corporation from Banque
          Nationale de Paris.                                            (D)
10.15     Assignment and Assumption Agreement, dated August 21, 1998, by and Among Sumitomo Bank, Limited, Sumitomo Bank of New
          York Trust Corporation, Corixa Corporation, Well Fargo Bank,
          N.A., Banque Nationale de Paris, and Bank of The West Trust
          and Investment Services Division.                              (D)
10.16+    Research Agreement between Corixa Corporation and the
          Infectious Disease Research Institute, dated March 26, 1999    (E)
10.17+    Equity Line of Credit and Securities Purchase Agreement
          between Corixa Corporation and Castle Gate, L.L.C. dated
          April 8, 1999                                                  (J)
10.18+    Registration Rights Agreement between Corixa Corporation and
          Castle Gate, L.L.C. dated April 8, 1999                        (J)
10.19+    Standstill Agreement between Corixa Corporation and Castle
          Gate, L.L.C. on April 8, 1999                                  (J)
10.20+    Warrant Number CG-1 issued by Corixa Corporation to Castle
          Gate, L.L.C. on April 8, 1999                                  (J)
10.21+    Warrant Number CG-2 issued by Corixa Corporation to Castle
          Gate, L.L.C. on April 8, 1999                                  (J)
10.22+    Form of Warrant Number CG-3 to be issued by Corixa
          Corporation to Castle Gate, L.L.C. upon the occurrence of
          certain events in accordance with the terms of the Equity
          Line of Credit and Securities Purchase Agreement               (J)
10.23+    Form of Warrant Number CG-4 to be issued by the Corixa
          Corporation to Castle Gate, L.L.C. upon the occurrence of
          certain events in accordance with the terms of the Equity
          Line of Credit and Securities Purchase Agreement               (J)
10.24+    Collaboration Agreement, dated May 21, 1999, between Corixa
          Corporation and Inpharzam International, Inc.                  (F)
10.25+    Common Stock Purchase Agreement, dated May 21, 1999, between
          Corixa Corporation and Inpharzam International, S.A.           (F)
10.26+    License and Collaborative Research Agreement, dated June 15,
          1999, between Corixa Corporation and Japan Tobacco Inc.        (F)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                       REFERENCE
-------                       -------------------                       ---------
10.27+    Common Stock Purchase Agreement, dated December 11, 1998,
          among Corixa Corporation, International Biotechnology Trust,
          plc and Warburg, Pincus Ventures, L.P.                         (F)
10.28     Forms of stock purchase and stock option agreement             (A)
10.29     Option Agreement dated March 1, 1997 between Corixa
          Corporation and SmithKline Beecham Biologicals Manufacturing
          S.A. (originally filed under a confidential treatment
          request as Exhibit 10.11 to the Company's Form S-1, as
          amended, (File No. 333-32147), field with the Commission on
          September 30, 1997)
21.1      List of Subsidiaries
23.1      Consent of Ernst and Young LLP, Independent Auditors
27.1      Financial Data Schedule

---------------
(A) Incorporated herein by reference the Company's Form S-1, as amended, (File No. 333-32147), declared effective by the Commission on September 30, 1997.

(B) Incorporated herein by reference to the Company's Form 10-K (File No. 0-22891), filed with the Commission on March 10, 1998.

(C) Incorporated herein by reference to the Company's Form 10-Q (File No. 0-22891), filed with the Commission on August 11, 1998.

(D) Incorporated herein by reference to the Company's Form 10-Q (File No. 0-22891), filed with the Commission on November 12, 1998.

(E) Incorporated herein by reference to the Company's Form 10-Q (File No. 0-22891), filed with the Commission on May 6, 1998.

(F) Incorporated herein by reference to the Registrant's Form 10-Q (File No. 0-22891), filed with the Commission on August 9, 1999.

(G) Incorporated herein by reference to Appendix A of The Proxy
    Statement/Prospectus included in the Registration Statement on Form S-4, as amended, (File No. 333-57751), filed with the Commission on August 5, 1998.

(H) Incorporated herein by reference to the Company's Form S-4, as amended, (File No. 333-69679), filed with the Commission on December 24, 1998.

(I) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(J) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(K) Incorporated herein by reference to the Registrant's Form S-4, as amended (File No. 333-81939), filed with the Commission on June 30, 1999.

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

Date: March 31, 2000

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                           *                              Chairman and Chief Executive   March 31, 2000
--------------------------------------------------------             Officer
                     Steven Gillis                        (Principal Executive Officer)

                  /s/ MICHELLE BURRIS                       Vice President and Chief     March 31, 2000
--------------------------------------------------------        Financial Officer
                    Michelle Burris                         (Principal Financial and
                                                               Accounting Officer)

                           *                                        Director             March 31, 2000
--------------------------------------------------------
                      Mark McDade

                           *                                        Director             March 31, 2000
--------------------------------------------------------
                      Joseph Lacob

                           *                                        Director             March 31, 2000
--------------------------------------------------------
                     Arnold Oronsky

                           *                                        Director             March 31, 2000
--------------------------------------------------------
                     Andrew Senyei

                *By: /s/ MICHELLE BURRIS
    ------------------------------------------------
                    Michelle Burris
                    Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                       REFERENCE
-------                       -------------------                       ---------
 2.1      Agreement and Plan of Merger, dated June 9, 1999, between
          the Registrant and Ribi ImmunoChem Research, Inc.              (K)
 2.2      Form of Certificate of Merger between Registrant and Ribi
          ImmunoChem Research, Inc.                                      (K)
 2.3      Agreement and Plan of Reorganization dated December 11, 1998 by and between the Registrant, Yakima Acquisition
          Corporation and Anergen, Inc. Registrant agrees to furnish supplementally to the Commission upon request a copy of any
          omitted schedule.                                              (H)
 2.4      Form of Certificate of Merger between Yakima Acquisition
          Corporation and Anergen, Inc.                                  (H)
 2.5      Agreement and Plan of Merger dated June 22, 1998 by and
          among the Registrant, Chinook Acquisition Corporation and
          GenQuest, Inc. Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted
          schedule.                                                      (K)
 2.6      Form of Certificate of Merger between Chinook Acquisition
          Corporation and GenQuest, Inc.                                 (K)
 2.7      Certificate of Designation of Corixa Corporation               (J)
 3.1      Amended and Restated Certificate of Incorporation of Corixa
          Corporation.                                                   (A)
 3.2      Bylaws of Corixa Corporation.                                  (A)
 4.1      Amended and Restated Investors' Rights Agreement dated as of
          May 10, 1996 between Corixa Corporation and certain holders
          of its capital stock.                                          (A)
10.1      1994 Amended and Restated Stock Option and Restricted Stock
          Plan and forms of stock purchase and stock option agreement.   (A)
10.2      1997 Directors' Stock Option Plan and form of stock option
          agreement.                                                     (A)
10.3      1997 Employee Stock Purchase Plan and form of subscription
          agreement.                                                     (A)
10.4      Corixa Corporation 401(k) Savings & Retirement Plan.           (A)
10.5      Form of Indemnification Agreement.                             (A)
10.6      Lease Agreement dated October 28, 1994 and amended December
          29, 1995 between Corixa Corporation and Fred Hutchinson
          Cancer Research Center.                                        (A)
10.7      Amendment No. 2 , dated September 25, 1998, to the Lease
          Agreement Dated May 31, 1996 between Corixa Corporation and
          Alexandria Real Estate Equities.                               (D)
10.8      Multi-Field Vaccine Discovery Collaboration and License
          Agreement between Corixa Corporation and SmithKline Beecham,
          dated September 1, 1998.                                       (I)
10.9+     Licensing Agreement between Corixa Corporation and
          Dana-Farber Cancer Institute, Inc., dated January 1, 1995.     (A)
10.10+    Amendment No. 1, dated September 29, 1997, to the Licensing
          Agreement, dated January 1, 1995, by and between Corixa
          Corporation And Dana-Farber Cancer Institute, Inc.             (D)
10.11     Amendment No. 2, dated July 31, 1998, to the Licensing
          Agreement, dated January 1, 1995, by and between Corixa
          Corporation and Dana-Farber Cancer Institute, Inc.             (B)
10.12+    Amended and Restated Research Services and Intellectual
          Property Agreement effective as of January 1, 1997 by and
          between Corixa Corporation and the Infectious Disease
          Research Institute.                                            (A)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                       REFERENCE
-------                       -------------------                       ---------
10.13+    Amendment No. 1 to License Agreement dated April 30, 1997 by and among Corixa Corporation, Southern Research Institute
          and University of Alabama at Birmingham Research Foundation.   (A)
10.14     Confirmation Letter, Purchase of $7,000,000 Loan Facility,
          dated August 21, 1998 to Corixa Corporation from Banque
          Nationale de Paris.                                            (D)
10.15     Assignment and Assumption Agreement, dated August 21, 1998, by and Among Sumitomo Bank, Limited, Sumitomo Bank of New
          York Trust Corporation, Corixa Corporation, Well Fargo Bank,
          N.A., Banque Nationale de Paris, and Bank of The West Trust
          and Investment Services Division.                              (D)
10.16+    Research Agreement between Corixa Corporation and the
          Infectious Disease Research Institute, dated March 26, 1999    (E)
10.17+    Equity Line of Credit and Securities Purchase Agreement
          between Corixa Corporation and Castle Gate, L.L.C. dated
          April 8, 1999                                                  (J)
10.18+    Registration Rights Agreement between Corixa Corporation and
          Castle Gate, L.L.C. dated April 8, 1999                        (J)
10.19+    Standstill Agreement between Corixa Corporation and Castle
          Gate, L.L.C. on April 8, 1999                                  (J)
10.20+    Warrant Number CG-1 issued by Corixa Corporation to Castle
          Gate, L.L.C. on April 8, 1999                                  (J)
10.21+    Warrant Number CG-2 issued by Corixa Corporation to Castle
          Gate, L.L.C. on April 8, 1999                                  (J)
10.22+    Form of Warrant Number CG-3 to be issued by Corixa
          Corporation to Castle Gate, L.L.C. upon the occurrence of
          certain events in accordance with the terms of the Equity
          Line of Credit and Securities Purchase Agreement               (J)
10.23+    Form of Warrant Number CG-4 to be issued by the Corixa
          Corporation to Castle Gate, L.L.C. upon the occurrence of
          certain events in accordance with the terms of the Equity
          Line of Credit and Securities Purchase Agreement               (J)
10.24+    Collaboration Agreement, dated May 21, 1999, between Corixa
          Corporation and Inpharzam International, Inc.                  (F)
10.25+    Common Stock Purchase Agreement, dated May 21, 1999, between
          Corixa Corporation and Inpharzam International, S.A.           (F)
10.26+    License and Collaborative Research Agreement, dated June 15,
          1999, between Corixa Corporation and Japan Tobacco Inc.        (F)
10.27+    Common Stock Purchase Agreement, dated December 11, 1998,
          among Corixa Corporation, International Biotechnology Trust,
          plc and Warburg, Pincus Ventures, L.P.                         (F)
10.28     Forms of stock purchase and stock option agreement             (A)
10.29     Option Agreement dated March 1, 1997 between Corixa
          Corporation and SmithKline Beecham Biologicals Manufacturing
          S.A. (originally filed under a confidential treatment
          request as Exhibit 10.11 to the Company's Form S-1, as
          amended, (File No. 333-32147), filed with the Commission on
          September 30, 1997)
21.1      List of Subsidiaries
23.1      Consent of Ernst and Young LLP, Independent Auditors
27.1      Financial Data Schedule


---------------

(A) Incorporated herein by reference the Company's Form S-1, as amended, (File No. 333-32147), declared effective by the Commission on September 30, 1997.

(B) Incorporated herein by reference to the Company's Form 10-K (File No. 0-22891), filed with the Commission on March 10, 1998.



(C) Incorporated herein by reference to the Company's Form 10-Q (File No. 0-22891), filed with the Commission on August 11, 1998.



(D) Incorporated herein by reference to the Company's Form 10-Q (File No. 0-22891), filed with the Commission on November 12, 1998.



(E) Incorporated herein by reference to the Company's Form 10-Q (File No. 0-22891), filed with the Commission on May 6, 1998.



(F) Incorporated herein by reference to the Registrant's Form 10-Q (File No. 0-22891), filed with the Commission on August 9, 1999.



(G) Incorporated herein by reference to Appendix A of The Proxy
    Statement/Prospectus included in the Registration Statement on Form S-4, as amended, (File No. 333-57751), filed with the Commission on August 5, 1998.



(H) Incorporated herein by reference to the Company's Form S-4, as amended, (File No. 333-69679), filed with the Commission on December 24, 1998.



(I) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.



(J) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.



(K) Incorporated herein by reference to the Registrant's Form S-4, as amended (File No. 333-81939), filed with the Commission on June 30, 1999.



 +   Confidential treatment granted by order of the SEC.