Form 10-Q
period 2000-03-31
CORIXA CORP
filed 2000-05-12
CIK 1042561

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

                               Yes [X]   No [ ]

As of March 31, 2000, there were approximately 18,937,323 shares of the Registrant's common stock outstanding.


================================================================================



                                       I

                               Corixa Corporation
                                      INDEX


PART I.    FINANCIAL INFORMATION
                                                                                                                Page
                                                                                                                ----
           ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS.

                     Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
                     December 31, 1999........................................................................     1

                     Consolidated Statements of Operations (Unaudited) for the three months
                     ended March 31, 2000 and 1999............................................................     2

                     Consolidated Statements of Cash Flows (Unaudited) for the three months
                     ended March 31, 2000 and 1999............................................................     3

                     Notes to Unaudited Consolidated Financial Statements.....................................     4

               ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF  OPERATIONS.....................................................     9

PART II.   OTHER INFORMATION

           ITEM 1.             LEGAL PROCEEDINGS..............................................................    24

           ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS......................................    24

           ITEM 3.             DEFAULTS UPON SENIOR SECURITIES................................................    24

           ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................    24

           ITEM 5.             OTHER INFORMATION..............................................................    24

           ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K...............................................    24

SIGNATURES....................................................................................................    25



                                       II

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements


                               CORIXA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      MARCH 31,      DECEMBER 31,
ASSETS                                                                                  2000            1999
                                                                                      ---------      ------------
                                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents .......................................................   $   7,378       $     780
  Securities available-for-sale ...................................................      28,347          33,425
  Accounts receivable, net ........................................................       7,950           2,792
  Interest receivable .............................................................         649             759
  Prepaid expenses and other current assets .......................................       2,685           1,779
  Deposits ........................................................................       1,681           1,657
                                                                                      ---------       ---------
Total current assets ..............................................................      48,690          41,192
Property and equipment, net .......................................................      20,975          21,281
Securities available-for-sale, noncurrent .........................................      11,130          11,348
Investments .......................................................................       4,000           4,000
Acquisition related intangible assets, net ........................................      13,690          14,516
Deferred charges and deposits .....................................................         142             143
                                                                                      ---------       ---------
Total assets ......................................................................   $  98,627       $  92,480
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ........................................   $   8,944       $   8,701
  Dividend payable ................................................................         625             469
  Deferred revenue ................................................................      19,879           8,236
  Current portion of long-term obligations ........................................       3,538           2,867
                                                                                      ---------       ---------
Total current liabilities .........................................................      32,986          20,273
Long-term obligations, less current portion .......................................       9,931          11,426
Commitment and contingencies ......................................................          --              --
Redeemable common stock ...........................................................       2,000           2,000

Stockholders' equity:
  Convertible preferred stock, $0.001 par value: Authorized shares - 10,000,000 shares; Designated Series A - 50,000 shares; Issued and outstanding - 12,500
    shares in 2000 and 1999 .......................................................          --              --
  Common stock, $0.001 par value
    Authorized-40,000,000 shares;
    Issued and outstanding-18,938,323 shares in 2000 and 18,627,225 in 1999
    (including 141,576 redeemable common shares) ..................................          19              19
  Additional paid-in-capital ......................................................     151,520         147,926
  Deferred compensation ...........................................................        (308)           (441)
  Accumulated other comprehensive income (loss) ...................................        (585)           (687)
  Accumulated deficit .............................................................     (96,936)        (88,036)
Total stockholders' equity ........................................................      53,710          58,781
                                                                                      ---------       ---------
Total liabilities and stockholders' equity ........................................   $  98,627       $  92,480
                                                                                      =========       =========

See accompanying notes.

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------
Revenue:
  Collaborative agreements ......................   $  8,459       $  2,828
  Government grants .............................        449            306
                                                    --------       --------
Total revenue ...................................      8,908          3,134


Operating expenses:
  Research and development ......................     15,860          8,624
  General and administrative ....................      1,489            590
  Acquired in-process research and development ..         --         11,612
  Intangible amortization .......................        826             --
                                                    --------       --------
    Total operating expenses ....................     18,175         20,826
                                                    --------       --------
Loss from operations ............................     (9,267)       (17,692)
Interest income .................................        479            468
Interest expense ................................       (169)          (202)
Other income ....................................         57             40
                                                    --------       --------

Net loss ........................................     (8,900)       (17,386)
Preferred stock dividend ........................       (156)            --
Net loss applicable to common stockholders ......   $ (9,056)      $(17,386)
                                                    ========       ========

Basic and diluted net loss
  per common share ..............................   $  (0.48)      $  (1.23)
                                                    ========       ========

Shares used in computation
  of basic and diluted net loss
  per common share ..............................     18,763         14,097
                                                    ========       ========


See accompanying notes.

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -----------------------
                                                                                     2000           1999
                                                                                   --------       --------
OPERATING ACTIVITIES
Net loss ........................................................................  $ (8,900)      $(17,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Acquired in-process research and development ..................................        --         11,612
  Amortization of deferred compensation .........................................       133            252
  Depreciation and amortization .................................................     1,758            647
  Equity instruments issued in exchange for technology and services .............       335             --
Changes in operating assets and liabilities:
  Accounts receivable ...........................................................    (5,158)         1,810
  Interest receivable ...........................................................       110           (113)
  Prepaid expenses, deposits and other current assets ...........................      (930)          (231)
  Accounts payable and accrued expenses .........................................       243           (381)
  Deferred revenue ..............................................................    11,643          6,760
                                                                                   --------       --------
Net cash (used in) provided by operating activities .............................      (766)         2,970

INVESTING ACTIVITIES
Purchases of securities available-for-sale ......................................    (5,928)       (20,502)
Proceeds from maturities of securities available-for-sale .......................     5,209          8,225
Proceeds from sale of securities ................................................     6,115          9,050
Purchases of property and equipment .............................................      (624)          (831)
Net cash received in acquisitions ...............................................        --            442
                                                                                   --------       --------
Net cash provided by (used in) investing activities .............................     4,772         (3,616)

FINANCING ACTIVITIES
Proceeds from issuance of common stock ..........................................     3,416             71
Principal payments made on long term obligations ................................      (569)        (1,084)
Principal payments on capital leases ............................................      (255)          (279)
                                                                                   --------       --------
Net cash provided by (used in) financing activities .............................     2,592         (1,292)

Net increase (decrease) in cash and cash equivalents ............................     6,598         (1,938)
Cash and cash equivalents at beginning of period ................................       780          9,098
                                                                                   --------       --------
Cash and cash equivalents at end of period ......................................  $  7,378       $  7,160
                                                                                   ========       ========

Supplemental disclosures of cash flow information:
  Interest paid .................................................................  $    172       $    222
Supplemental schedule of noncash investing and financing activities:
  Equity instruments issued for acquisitions ....................................  $     --       $ 10,164

See accompanying notes.

                               CORIXA CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        Corixa Corporation (the Company or Corixa) is focused on the discovery and early clinical development of vaccines, antigen-based products and adjuvants useful in preventing, treating or diagnosing autoimmune disease, cancer and certain infectious diseases.

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Corixa include the accounts of its wholly-owned subsidiaries. These statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

        In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited and unaudited consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Form 10-K/A filed with the SEC.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the financial statements of Corixa and its wholly owned subsidiaries. All significant inter-company account balances and transactions have been eliminated in consolidation.

SECURITIES AVAILABLE-FOR-SALE

        The Company's investment portfolio is classified as available-for-sale and is segregated into current and non current portions based on the remaining term of the instrument. The Company's primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. The Company invests primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is calculated using the specific identification method.

MANAGEMENT OF CREDIT RISK

        The Company is subject to concentration of credit risk, primarily from its investments. Credit risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

REVENUE RECOGNITION

        Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research funding, development and technology access payments, and milestone and royalty payments. Revenue from nonrefundable up-front fees is recognized upon satisfaction of related obligations. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, as the Company believes such payments approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty, and other contingent payments are recognized as earned. Advance payments received under any agreements in excess of amounts earned are recorded as deferred revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. The Company recognized 95% and 90% of its revenue from collaborative partners during the three-month periods ended March 31, 2000 and 1999, respectively.

        The Company has recognized nonrefundable, up-front license fees in connection with collaboration agreements as revenue upon satisfaction of related obligations. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognized in Financial Statement", or SAB 101. Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaborative agreements. The Company is currently evaluating the applicability of SAB 101 to its collaboration agreements. Should the Company conclude that the approach described in SAB 101 is more appropriate, it will change its method of accounting effective January 1, 2000 to recognize such fees over the term of the related research agreement. The cumulative effect of this change in accounting principle, if made, would be approximately $6.5 million as of January 1, 2000 and would be recorded as a charge in the six months ending June 30, 2000. The cumulative effect would be recorded as deferred revenue and would be recognized as revenue over the remaining contractual terms of the collaborative research agreements.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior years' financial statements to conform to the 2000 presentation.


2. NET LOSS PER SHARE

        Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and preferred stock. Because Corixa reports a net loss, diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options, stock warrants and preferred stock being added to weighted average shares outstanding would reduce the loss per share. Therefore, outstanding stock options, stock warrants and preferred stock are not included in the calculation.

3. COMPREHENSIVE LOSS

        For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss was as follows (in thousands):

                                                   For the three months
                                                      ended March 31,
                                                 ------------------------
                                                   2000            1999
                                                 -------         --------
      Net Loss                                   $(8,900)        $(17,386)
      Other comprehensive income:
        Unrealized holding gains
             during the period                       102               51
                                                 -------         --------
      Total comprehensive loss                   $(8,798)        $(17,335)
                                                 =======         ========


4. IN-PROCESS RESEARCH AND DEVELOPMENT

        On February 10, 1999, the Company acquired all of the outstanding shares of common stock of Anergen Inc. (Anergen). Anergen is a biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $9.6 million, which consisted of 1,058,031 shares of Corixa common stock, with a market value of approximately $8.7 million, approximately $200,000 in cash, and approximately $700,000 of acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $11.6 million, and this amount was allocated to in-process research and development (IPR&D) during the first quarter of 1999. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

      Acquired in-process research and development .........     $ 11,612
      Net liabilities assumed ..............................       (1,949)
                                                                 --------
      Total purchase price .................................     $  9,663
                                                                 ========

        Acquired IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; products sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rates utilized to discount projected cash flows were 38% to 55% for in-process technologies used depending upon the relative risk of each in-process technology and were based primarily on venture capital rates of return and the weighted average cost of capital for Corixa at the time of acquisition.

        The foregoing estimates and projections regarding the Anergen acquisition were based on assumptions Corixa believed to be reasonable at the time of the acquisition, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, the business, operating results, and financial condition of Corixa may be adversely affected. As of the date of the acquisition, Corixa concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the Company fails in its efforts, no alternative economic value will result. If the projects fail, the economic contribution expected to be made by the IPR&D will not materialize. The risk of untimely completion includes the risk that alternative vaccines, immunotherapeutics, or diagnostics will be developed by competitors.

        The assets and liabilities of Anergen have been recorded on the books of the Company at their fair market values. The operating results of the acquired business have been included in the consolidated statements of operations from February 10, 1999, the effective date of the acquisition.

        For pro forma purposes, the operating results of the Company and Anergen for the quarter ended March 31, 1999 have been combined as if the acquisition occurred on January 1, 1999. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date, or of results which may occur in the future. The pro forma information does not include the charge for in-process research and development of $11.6 million associated with the acquisition of Anergen. Total pro forma revenue for the quarter ended March 31, 1999 is $3,266,000; net loss applicable to common shareholders is $6,876,000; and net loss per common share is $0.48.

5. CONTINGENCIES

GROUNDWATER CONTAMINATION

        Ribi ImmunoChem Research, Inc. (Ribi), which merged with Corixa in October 1999 the NIH and the Bitterroot Valley Sanitary Landfill were notified by the Montana Department of Environmental Quality (DEQ) in March 1991 that they had been identified as potentially responsible parties and as such were jointly and severally liable for groundwater contamination at a landfill in Ravalli County, Montana. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the landfill that was voluntarily conducted by the NIH that involved installing individual replacement and new wells.

        The DEQ initiated an action in 1997 in the state district court in Lewis and Clark County, Montana against Ribi, the landfill and the owners of the landfill seeking recovery of past alleged costs associated with its oversight activities, as well as a declaratory judgment finding the parties liable for future oversight costs, plus civil penalties in the event the parties fail to comply. The state action has been stayed pending outcome of the federal action described below.

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

        We have initiated settlement discussions with the United States and the State of Montana. We currently believe that a settlement can be reached with the United States and the State of Montana releasing us from past and future liability related to the Bitterroot Landfill, and we have reserved $2,600,000 to cover the settlement we may pay in 2000.

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

        Other

        We understand that a complaint was filed in Montana district court in February 2000 by a former Ribi employee claiming damages associated with working conditions while she was employed at Ribi. Although we have not yet been served with the complaint, based on our current understanding and initial investigation of the matter, we believe the claim to be without merit.


6. SUBSEQUENT EVENTS

        On April 12, 2000 the Company completed a follow-on public offering through the issuance of 1,900,000 shares of its common stock to the public at a price of $32 per share. The Company received net proceeds of approximately $57.1 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. The Company expects to use the proceeds to fund product development and clinical research, acquisition of technologies and companies and for general corporate purposes, capital expenditures and other working capital requirements.

        On April 7, 2000 the Company agreed to sell 1,058,990 Class A preferred shares of ImmGenics Pharmaceuticals Inc. (ImmGenics) to holders of Immgenics Class B preferred shares for approximately $1.7 million. The remaining Class A preferred shares held by Corixa represent approximately 6.6% of the outstanding shares of ImmGenics.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results, performance or achievements of Corixa or its corporate partners, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

- uncertainties related to the early stage of our research and development programs;
- uncertainties related to the effectiveness of our technology and the development of our products;
- our failure to acquire additional companies or technologies to expand or support the growth of our business;
-    our failure to successfully manage any future growth;
-    dependence on and management of existing and future corporate partnerships;
- our failure to establish corporate collaborations either at all or early in the development process for all aspects of product development and commercialization;
-    dependence on in-licensed technology;
-    dependence on proprietary technology and uncertainty of patent protection;
-    history of operating losses;
-    possible volatility of stock price;
-    future capital needs and uncertainty of additional funding;
- our limited manufacturing and lack of marketing and sales experience and reliance on third parties to perform such functions;
- possible risks related to adverse clinical results if products including any of such technology or our other technologies such as PVAC move into or progress in clinical trials;
- existing governmental regulations and changes in, or the failure to comply with, governmental regulations;
- impact of alternative technological advances and competition on us and the collaborative relationships between us and our corporate partners;
- the potential dilutive effect of equity purchases by SmithKline Beecham plc (SmithKline Beecham) and Castle Gate, L.L.C. (Castle Gate), to our other stockholders; and
- the impact of the GenQuest Inc. (GenQuest), Anergen Inc. (Anergen) and Ribi ImmunoChem Research, Inc. (Ribi) acquisitions and other acquisitions or equity investments, if any, in early stage companies such as ImmGenics Pharmaceuticals, Inc. (ImmGenics) and LigoCyte Pharmaceuticals Inc. (LigoCyte), as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in our public disclosure filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended, and our registration statement on Form S-3, filed with the SEC on March 7, 2000, as amended.

        We assume no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

        Corixa's objective is to be a leader in the discovery and commercialization of products useful in preventing, treating or diagnosing cancer and certain infectious and autoimmune diseases. Corixa's strategy is to dedicate its resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations in various stages of the development process for product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. Corixa believes that this research-and partner-driven approach creates significant scientific, operational and financial advantages for the Company and accelerates the commercial development of new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products. For the three months ended March 31, 2000, approximately 95% of Corixa's revenue has resulted from such collaborative agreements. Additionally, for the three months ended March 31, 2000, approximately 5% of Corixa's revenue has resulted from funds awarded through government grants. As of March 31, 2000, Corixa's stockholders' equity was approximately $53.7 million.

        Corixa has entered, and intends to continue to enter, into collaborative agreements early in the development process. Corixa believes that this active corporate partnering strategy enables the Company to maintain its focus on its fundamental strengths in vaccine discovery and research, capitalizes on its corporate partners' strengths in product development, manufacturing and commercialization, and significantly diminishes Corixa's financing requirements. When entering into such corporate partnering relationships, Corixa seeks to cover its research and development expenses through research funding, milestone payments, collaboration agreement credit lines, technology or license fees, while retaining significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Our significant collaboration agreements include a corporate partnership with SB Biologicals and SB Manufacturing with respect to breast, prostate, ovarian and colon cancers and tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae; a research agreement with the Infectious Disease Research Institute ("IDRI") to research and develop ex vivo therapies for the treatment of cancer; corporate partnerships with Zambon Group spa and Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer; and a corporate partnership with Zenyaku Kogyo Co. Ltd. for the research and development related to the psoriasis immunotherapeutic product (PVAC(TM) treatment) developed by Corixa and Genesis Research and Development Corporation (Genesis). In addition, through our acquisition of Ribi ImmunoChem Research in October 1999, we acquired license agreements granting SmithKline Beecham and Wyeth-Lederle the right to use the MPL(R) adjuvant in more than twenty-five disease targets.

        During the first quarter of 2000, the Company entered into several new agreements, including an agreement with Genset SA in which Genset will sequence the genome of an undisclosed organism; an agreement with Incyte Pharmaceuticals, Inc in which Corixa gained access to Incyte's LifeSeq Gold Database for use in vaccine, therapeutic monoclonal antibody and diagnostic development; an agreement with Vancouver-based QLT PhotoTherapeutics Inc. to combine our respective technologies to fight disease; a collaboration agreement with Abgenix, Inc. to discover and develop human monoclonal antibodies against selected targets from Corixa's library of proprietary autoimmune disease, cancer and infectious disease antigens; and an expanded agreement with Wyeth-Lederle allowing access to an oil based formulation of Corixa's MPL adjuvant and adding several infectious disease fields, including HIV, to the original MPL adjuvant license and supply agreements.

        Corixa remains focused on the discovery and early clinical development of proprietary vaccine products that induce specific and potent pathogen- or tumor-reactive T cell responses for the treatment and prevention of autoimmune diseases cancer and infectious diseases. Corixa also intends to broaden its scope to include other strategic relationships that complement its approach to immune system-based therapies for autoimmune diseases, cancer and infectious diseases.

        Corixa has experienced significant operating losses each year since its inception. As of March 31, 2000, Corixa's accumulated deficit was approximately $96.9 million, of which $49.7 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Ribi, Anergen and GenQuest. Corixa may incur substantial additional operating losses over, at a minimum, the next several years. Such losses have been and may continue to be principally the result of various costs associated with Corixa's discovery, research and development programs and preclinical and clinical activities and the purchase of technology, for example the GenQuest acquisition. Substantially all of Corixa's revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Corixa's ability to achieve a consistent, profitable level of operations is dependent in large part upon entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for its products and successfully manufacturing and marketing commercial products. There can be no assurance that Corixa will be able to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses by Corixa. Therefore, Corixa's results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999.

Total Revenue

        Revenue increased to $8.9 million for the three months ended March 31, 2000 from $3.1 million for the same period in 1999. This increase was primarily attributable to revenue related to research funding under collaboration agreements with the pharmaceutical division of Japan Tabacco, Inc., the Infectious Disease Research Institute (IDRI), Organon, Zambon Group Spa and Zenyaku Kogyo.

Research and Development Expenses

        Research and development expenses increased to $15.9 million for the three months ended March 31, 2000 from $8.6 million for the same period in 1999. The increase was primarily attributable to increased payroll and personnel expenses due in part to the acquisitions of Anergen and Ribi in 1999, increased collaboration and patent expenses, and costs associated with increased clinical and preclinical activities. We expect research and development expenses to increase in the future as current programs advance through clinical trials and as we add additional programs.

General and Administrative Expenses

        General and administrative expenses increased to $1.5 million for the three months ended March 31, 2000, from $590,000 for the same period in 1999. The increase was primarily attributable to increased expenses related to payroll and personnel expenses due in part to the acquisitions of Anergen and Ribi in 1999, legal fees, business development, and the general and administrative portions of the amortization of deferred compensation associated with certain stock option grants. We expect general and administrative expenses to increase in the future to support the expansion of our business activities.

Acquired In-Process Research and Development

        For the three months ended March 31, 2000, acquired in-process research and development (IPR&D) decreased to $0 from $11.6 million in the same period in 1999. The $11.6 million at March 31, 1999 reflects the amount allocated to IPR&D acquired in the Anergen acquisition.

Intangible Amortization

        Amounts allocated to goodwill, adjuvant know-how and assembled workforce resulting from the recent acquisition of Ribi., in October 1999 are being amortized on a straight-line basis over periods of four to seven years. Amortization expense related to these intangible assets for the period ended March 31, 2000 was $826,000, compared to $0 for the same period in 1999.

Interest Expense

        Interest expense decreased to $169,000 for the three months ended March 31, 2000 from $202,000 for the same period in 1999. The decrease for the three-month period ended March 31, 2000 resulted from lower loan and capital lease financing balances.

Other Income

        Other income increased to $57,000 for the three months ended March 31, 2000 from $40,000 for the same period in 1999. The increase for the three months ended March 31, 2000 was primarily attributable to increased sublet rental income.

Deferred Compensation

        Amortization of deferred compensation of approximately $133,000 and $252,000 was recorded in the three months ended March 31, 2000 and 1999, respectively. Deferred compensation represents the amortization of the difference between the exercise prices of options for 645,000 shares of common stock granted during the year ended December 31, 1997 and the deemed fair value of our common stock on the grant dates. The remaining balance of $308,000 will be amortized over the rest of 2000 and 2001 as the subject options vest.


LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, we had approximately $46.9 million in cash, cash equivalent and marketable securities, an increase of $1.3 million from December 31, 1999. The Company invests primarily in (U.S. denominated only); commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years.

        The increase in cash, cash equivalents and marketable securities is primarily due to our investing activities which provided net cash of approximately $4.8 million from the sale and maturity of marketable securities, financing activities which provided net cash of approximately $2.6 million due primarily to the issuance of equity securities, offset by operating activities which used cash of approximately $766,000. Working capital decreased approximately $5.2 million to $15.7 million at March 31, 2000 from $20.9 million at December 31, 1999.

        In April 1999, we entered into an agreement with Castle Gate, an investment partnership focusing primarily on health care and biomedical companies, to provide us with an equity line of credit of up to $50 million. Under this agreement, Castle Gate is obligated to provide the equity line of credit through March 2001. We may draw down funds under the equity line of credit at our sole option and may use these funds for expenses in connection with various technology or company acquisitions. When the funds are drawn, we will issue Castle Gate shares of our Series A preferred stock at a price of $1,000 per share and warrants to purchase shares of our common stock. At the time we executed the Castle Gate agreement, we completed an initial draw-down under the equity line of credit of $12.5 million and a corresponding issuance to Castle Gate of 12,500 shares of our Series A preferred stock convertible into common stock at $8.50 per share and warrants to purchase up to a total of 1,037,137 shares of our common stock. The warrants have exercise prices of $8.28 and $8.50 per share. In the event we elect to draw down additional funds under the equity line of credit, each draw must be for a minimum of $12.5 million. We have no present intention to make any additional draws under the equity line of credit.

        On April 12, 2000 the Company completed a follow-on public offering through the issuance of 1,900,000 shares of its common stock to the public at a price of $32 per share. The Company received net proceeds of approximately $57.1 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company.

        We believe that our existing capital resources, committed payments under our existing collaborative agreements and licensing arrangements, equipment financing and interest income will be sufficient to fund our current and planned operations over at least 18 months. See Factors Affecting Future Results -- "OUR NEED FOR, AND ABILITY TO SECURE, ADDITIONAL FUNDING IS UNCERTAIN".

FACTORS AFFECTING FUTURE RESULTS

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND HAVE LIMITED SOURCES OF REVENUE.

        We are at an early stage in the development of our therapeutic, prophylactic and diagnostic products. To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue for the foreseeable future will continue to result from corporate partnerships. Since our inception, we have generated only minimal revenue from diagnostic and therapeutic product sales. We cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products. We may not receive anticipated revenue under existing corporate partnerships, and we may not be able to enter into any additional corporate partnerships.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE CONSISTENT PROFITABILITY.

        We have experienced significant operating losses in each year since our inception on September 8, 1994. As of March 31, 2000, our accumulated deficit was approximately $96.9 million, of which $49.7 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, and preclinical studies and clinical activities. Substantially all of our revenue and other income to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. We may never achieve consistent profitability, and our ability to achieve a consistent, profitable level of operations is dependent in large part upon our:

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

BECAUSE OUR TECHNOLOGY AND PRODUCT DEVELOPMENT ARE UNPROVEN, OUR BUSINESS MAY NOT SUCCEED.

        Our technological approach to the development of therapeutic and prophylactic vaccines and other immunotherapeutic products for autoimmune diseases, cancer and infectious diseases is unproven in humans. Products based on our technologies are currently in the research, preclinical or clinical investigation stages and not all have been demonstrated to be safe and effective in clinical settings. Currently, only a small number of our immunotherapeutic products have advanced to clinical trials. Only one of our corporate partners has conducted clinical trials that incorporate our proprietary microsphere delivery system. In addition, with the exception of Phase I Her-2/neu vaccine trials, we have not, nor have any of our corporate partners, conducted any clinical trials using our proprietary vaccine antigens for cancer or infectious diseases. With the exception of the approval of Melacine(R) vaccine in Canada, we have not, nor has any other company, received regulatory approval for, or successfully commercialized, any therapeutic vaccines for the autoimmune diseases, cancer or infectious diseases that we target. We may not be able to develop effective vaccines for these diseases within a reasonable time, if ever, and our vaccines may not be capable of being commercialized. Furthermore, our programs may not move beyond their current stages of development.

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

COMMERCIALIZATION OF SOME OF OUR POTENTIAL PRODUCTS DEPENDS ON CORPORATE PARTNERSHIPS. IF OUR CORPORATE PARTNERSHIPS ARE NOT SUCCESSFUL, OR IF WE ARE UNABLE TO ENTER INTO CORPORATE PARTNERSHIPS IN THE FUTURE, OUR BUSINESS MAY NOT SUCCEED.

        The success of our business strategy is largely dependent on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 95% of our revenue during the three months ended March 31, 2000, and

90% of our revenue for the quarter ended March 31, 1999 from research and development and other funding under our existing corporate partnerships.

        We have established relationships with various corporate partners, including SmithKline Beecham, the pharmaceutical division of Japan Tobacco, Zambon Group, Zenyaku Kogyo, Schering-Plough and Organon, among others. The process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty. Our discussions with potential partners may not lead to the establishment of new corporate partnerships on favorable terms, or at all. If we are successful in establishing new corporate partnerships, they may never result in the successful development of our products or the generation of significant revenues.

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

OUR STOCK PRICE COULD BE VOLATILE.

        The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock may be subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

- announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors;

-    announcements regarding the acquisition of technologies or companies:

-    changes in existing corporate partnerships or licensing arrangements;

- establishment of additional corporate partnerships or licensing arrangements;

- technological innovations or new commercial products developed by us or our competitors;

-    changes in our intellectual property portfolio;

-    developments or disputes concerning proprietary rights;

-    changes in government regulations;

-    progress of regulatory approvals;

- issuance of new or changed securities analysts' reports and/or recommendations;

-    economic and external factors;

-    additions or departure of key personnel;

-    operating losses by us; and

- actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

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

        We will only be able to protect our proprietary rights from unauthorized use to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary positions by filing United States and foreign patent applications. As of March 31, 2000, we owned or had licensed 103 issued United States patents that expire at various times between May 2002 and May 2018, as well as 226 pending United States patent applications.

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

        We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. Although we require all employees, consultants, partners and customers to enter into confidentiality agreements, we cannot be certain that we will be able to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain or to third parties could cause our business, financial condition and results of operations to suffer.

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

-    public or private debt financings; and

-    capital lease transactions.

        However, additional financing may not be available on acceptable terms, if at all. In addition, a substantial number of payments to be made by our corporate partners and other licensors are dependent upon the achievement by us of development and regulatory milestones. Failure to achieve such milestones may significantly harm our future capital position. Additional equity financings could result in significant dilution to our stockholders. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, development, preclinical or clinical programs or manufacturing efforts. We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equity credit lines, equipment financing, interest income and the proceeds from our follow-on public offering completed April 12, 2000 will be sufficient to fund our current and planned operations over at least the next 18 months. We may attempt to raise additional capital due to market conditions or strategic considerations even if we have sufficient funds for planned operations.

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

        We also have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at our request or assist us in formulating our research, development or clinical strategy. These scientific collaborators are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these scientific collaborators and can generally expect these individuals to devote only limited amounts of time to our activities. Failure of any such persons to devote sufficient time and resources to our programs could harm our business. In addition, these collaborators may have arrangements with other companies to assist such companies in developing technologies that may compete with our products.

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

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

        Our current manufacturing facilities may not be sufficient to support our or our corporate partners' needs for clinical quantities of our products and commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product, or in producing clinical grade or commercial amounts of our proprietary antigens. Although we currently manufacture limited quantities of some antigens and several adjuvants, we may rely on third party contract manufacturers to produce larger quantities of such substances for clinical trials and product commercialization. We and these contract manufacturers may not be able to manufacture our proprietary antigen vaccines at a cost or in quantities necessary to make them commercially viable. Third party manufacturers also may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with such manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of such products. Moreover, contract manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or GMP, regulations enforced by the United States Food and Drug Administration, or FDA, through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our products will not be granted.

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

        Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and this liability could exceed our resources. We may have to incur significant costs to comply with future environmental laws and regulations. As part of our acquisition of Ribi, we assumed responsibility as a potential responsible party in connection with groundwater contamination at the Bitterroot Valley Sanitary Landfill. We have initiated settlement discussions with the United States and the State of Montana and currently believe that a settlement can be reached releasing us from past and future liability related to the groundwater contamination. We have reserved $2.6 million to cover reasonably anticipated settlement costs. If we incur costs in excess of this amount in resolving this action, our financial condition may suffer. In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the research, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations. Our business may be harmed by the cost of such compliance.

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

        Development of therapeutic, prophylactic and diagnostic products is subject to risks of failure inherent in their development or commercial viability of such products. Also, physicians, patients or the medical community generally may not accept or use any products that may be developed by our corporate partners or us.

These risks include the possibility that any such products will:

-    be found unsafe;

-    be found ineffective;

-    fail to receive necessary regulatory approvals;

-    be difficult or impossible to manufacture on a large scale;

-    be uneconomical to market;

- fail to be developed prior to the successful marketing of similar products by competitors;

- be impossible to market because they infringe on the proprietary rights of third parties or compete with superior products marketed by third parties;

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

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT OTHER SHAREHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

        Our directors, entities affiliated with our directors, and our executive officers beneficially own, in the aggregate, approximately 23.7% of our outstanding capital stock. These stockholders as a group may be able to influence our management and affairs and, if acting together, may be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

STATE LAWS AND OUR CERTIFICATE OF INCORPORATION MAY INHIBIT POTENTIAL ACQUISITION BIDS THAT COULD BE BENEFICIAL FOR STOCKHOLDERS.

        Provisions of our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware and Washington law, will make it more difficult for a third party to acquire us, even if doing so would be beneficial for our stockholders.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             See "Notes to Consolidated Financial Statements."


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

             None.

ITEM 5.      OTHER INFORMATION.

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  See Index to Exhibits.

             (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CORIXA CORPORATION


  May 12, 2000                             By:  /s/ MICHELLE BURRIS
--------------------                           --------------------------------
  DATE                                          Michelle Burris
                                                Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                                             PAGE
------                         -------------------                                             ----
3.01         Amended and Restated Certificate of Incorporation of Corixa
             Corporation.....................................................................  (A)
3.02         Bylaws of Corixa Corporation....................................................  (A)
4.01         Amended and Restated Investors' Rights Agreement dated as of
             May 10, 1996 between Corixa Corporation and certain holders of its capital stock............................................................  (A)
4.02         Certificate of Designation of Series A Preferred Stock of
             Corixa Corporation..............................................................  (B)
4.03+        Equity Line of Credit and Securities Purchase Agreement
             between Corixa Corporation and Castle Gate, L.L.C. dated
             April 8, 1999...................................................................  (B)
4.04+        Registration Rights Agreement between Corixa Corporation and
             Castle Gate, L.L.C. dated April 8, 1999.........................................  (B)
4.05+        Standstill Agreement between Corixa Corporation and Castle
             Gate, L.L.C. dated April 8, 1999................................................  (B)
4.06+        Warrant Number CG-1 issued by Corixa Corporation to Castle
             Gate, L.L.C. on April 8, 1999...................................................  (B)
4.07+        Warrant Number CG-2 issued by Corixa Corporation to Castle
             Gate, L.L.C. on April 8, 1999...................................................  (B)
4.08+        Form of Warrant Number CG-3 to be issued by Corixa
             Corporation to Castle Gate, L.L.C. upon the occurrence of
             certain events in accordance with the terms of the Equity
             Line of Credit and Securities Purchase Agreement................................  (B)
4.09+        Form of Warrant Number CG-4 to be issued by the Corixa
             Corporation to Castle Gate, L.L.C. upon the occurrence of
             certain events in accordance with the terms of the Equity
             Line of Credit and Securities Purchase Agreement................................  (B)
27.01        Financial Data Schedule.

---------------------
(A) Incorporated herein by reference the Company's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.
(B) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.
 +     Confidential treatment granted by order of the SEC on June 14, 1999.