Form 10-Q
period 2000-06-30
CORIXA CORP
filed 2000-08-14
CIK 1042561

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000
                                       OR

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

                                 Yes [X] No [ ]

As of June 30, 2000, there were approximately 21,005,182 shares of the Registrant's common stock outstanding.


================================================================================

                               Corixa Corporation
                                      INDEX

                                                                                    Page
                                                                                    ----
PART I. FINANCIAL INFORMATION

       ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS .............................

               Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and
               December 31, 1999 .............................................       1


               Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2000 and 1999 and the six months ended
               June 30, 2000 and 1999 ........................................       2

               Consolidated Statements of Cash Flows (Unaudited) for the six
               months ended June 30, 2000 and
               1999 ..........................................................       3

               Notes to Unaudited Consolidated Financial
               Statements ....................................................       4

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .....................................       8

       ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II. OTHER INFORMATION

       ITEM 1. LEGAL Proceedings .............................................      18

       ITEM 2. CHANGES IN SECURITIES AND USE OF Proceeds .....................      18

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........      18

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................      18

SIGNATURES ...................................................................      19

EXHIBIT INDEX ................................................................      20



                                       II

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               CORIXA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      JUNE 30,              DECEMBER 31,
ASSETS                                                                                  2000                    1999
                                                                                      ---------               ---------
                                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents ............................................              $  21,709               $     780
  Securities available-for-sale ........................................                 67,432                  33,425
  Accounts receivable, net .............................................                  3,442                   2,792
  Interest receivable ..................................................                  1,322                     759
  Prepaid expenses and other current assets ............................                  2,477                   1,779
  Deposits .............................................................                  1,704                   1,657
                                                                                      ---------               ---------
          Total current assets .........................................                 98,086                  41,192
Property and equipment, net ............................................                 20,676                  21,281
Securities available-for-sale, noncurrent ..............................                  8,061                  11,348
Investments ............................................................                  2,245                   4,000
Acquisition related intangible assets, net .............................                 13,160                  14,516
Deferred charges and deposits ..........................................                    143                     143
                                                                                      ---------               ---------
          Total assets .................................................              $ 142,371               $  92,480
                                                                                      =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .............................              $   8,149               $   8,701
  Dividend payable .....................................................                    156                     469
  Deferred revenue .....................................................                 16,030                   8,236
  Current portion of long-term obligations .............................                  3,042                   2,867
                                                                                      ---------               ---------

          Total current liabilities ....................................                 27,377                  20,273
Long-term obligations, less current portion ............................                  9,726                  11,426
Commitments and contingencies
Redeemable common stock ................................................                  2,000                   2,000

Stockholders' equity:
 Convertible preferred stock, $0.001 par value:
    Authorized - 10,000,000 shares;
    Designated Series A - 50,000 shares;
    Series A issued and outstanding - 12,500 shares at June 30, 2000
    and December 31, 1999 ..............................................                     --                      --
 Common stock, $0.001 par value:
    Authorized - 100,000,000 shares;
    Issued and outstanding - 21,005,182 shares at June 30, 2000 and
    18,627,225 at December 31, 1999 (including 141,576 redeemable common
    shares at June 30, 2000 and December 31, 1999) .....................                     21                      19
  Additional paid-in capital ...........................................                210,152                 147,926
  Deferred compensation ................................................                   (207)                   (441)
  Accumulated other comprehensive loss .................................                   (496)                   (687)
  Accumulated deficit ..................................................               (106,202)                (88,036)
                                                                                      ---------               ---------
             Total stockholders' equity ................................                103,268                  58,781
                                                                                      ---------               ---------


Total liabilities and stockholders' equity .............................              $ 142,371               $  92,480
                                                                                      =========               =========



See accompanying notes.

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ------------------------        ------------------------
                                                            2000            1999            2000            1999
                                                          --------        --------        --------        --------
Revenue:
  Collaborative agreements ........................       $  6,594        $  5,583        $ 15,053        $  8,411
  Government grants ...............................            689             437           1,138             743
                                                          --------        --------        --------        --------
Total revenue .....................................          7,283           6,020          16,191           9,154


Operating expenses:
  Research and development ........................         15,308          10,039          31,168          18,663
  General and administrative ......................          1,870           1,155           3,358           1,745
  Acquired in-process research and development ....             --              --              --          11,612
  Amortization of acquisition related intangibles .            729              --           1,556              --
                                                          --------        --------        --------        --------
    Total operating expenses ......................         17,907          11,194          36,082          32,020
                                                                          --------        --------        --------
Loss from operations ..............................        (10,624)         (5,174)        (19,891)        (22,866)

Interest income ...................................          1,499             928           1,978           1,396
Interest expense ..................................           (172)           (190)           (341)           (392)
Other income ......................................             31             431              88             471
                                                          --------        --------        --------        --------

Net loss ..........................................         (9,266)         (4,005)        (18,166)        (21,391)
Preferred stock dividend ..........................           (156)         (5,685)           (312)         (5,685)
                                                          --------        --------        --------        --------
Net loss applicable to common stockholders ........       $ (9,422)       $ (9,690)       $(18,478)       $(27,076)
                                                          ========        ========        ========        ========

Basic and diluted net loss per common share .......       $  (0.46)       $  (0.66)       $  (0.94)       $  (1.88)
                                                          ========        ========        ========        ========

Shares used in computation of basic and diluted net
  loss per common share ...........................         20,680          14,683          19,721          14,398
                                                          ========        ========        ========        ========



See accompanying notes.

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------------
                                                                                             2000                   1999
                                                                                           --------               --------
OPERATING ACTIVITIES
Net loss ....................................................................              $(18,166)              $(21,391)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Acquired in-process research and development ..............................                    --                 11,612
  Amortization of deferred compensation .....................................                   234                    454
  Depreciation and amortization .............................................                 3,480                  1,403
  Equity instruments issued in exchange for technology and services .........                 1,679                     81
Changes in operating assets and liabilities:
  Accounts receivable .......................................................                  (650)                   926
  Interest receivable .......................................................                  (563)                  (251)
  Prepaid expenses, deposits and other current assets .......................                  (745)                  (524)
  Accounts payable and accrued expenses .....................................                  (552)                (1,230)
  Deferred revenue ..........................................................                 7,794                  9,949
                                                                                           --------               --------
Net cash (used in) provided by operating activities .........................                (7,489)                 1,029

INVESTING ACTIVITIES
Purchases of securities available-for-sale ..................................               (49,934)               (35,147)
Proceeds from maturities of securities available-for-sale ...................                12,614                 11,991
Proceeds from sale of securities ............................................                 6,791                  9,041
Purchases of property and equipment .........................................                (1,319)                (1,615)
Proceeds from sale of investment in Immgenics ...............................                 1,755                     --
Investment in Immgenics .....................................................                    --                 (1,250)
Net cash (paid) received in acquisitions ....................................                  (200)                   369
                                                                                           --------               --------
Net cash used in investing activities .......................................               (30,293)               (16,611)
                                                                                           --------               --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock ......................................                60,861                    154
Proceeds from issuance of preferred stock ...................................                    --                 12,500
Principal payments made on long-term obligations ............................                (1,006)                (1,147)
Proceeds from long-term obligations .........................................                    --                  2,000
Principal payments on capital leases ........................................                  (519)                  (564)
Payment of preferred stock dividend .........................................                  (625)                    --
                                                                                           --------               --------
Net cash provided by financing activities ...................................                58,711                 12,943
                                                                                           --------               --------

Net increase (decrease) in cash and cash equivalents ........................                20,929                 (2,639)

Cash and cash equivalents at beginning of period ............................                   780                  9,098
                                                                                           --------               --------
Cash and cash equivalents at end of period ..................................              $ 21,709               $  6,459
                                                                                           ========               ========

Supplemental disclosures of cash flow information:
  Interest paid .............................................................              $    333               $    329
Supplemental schedule of noncash investing and financing activities:
  Equity instruments issued for acquisitions ................................              $     --               $ 10,245


See accompanying notes.

                               CORIXA CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        We are focused on the discovery and early clinical development of vaccines, antigen-based products and adjuvants useful in preventing, treating or diagnosing autoimmune disease, cancer and certain infectious diseases.

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. These statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with the SEC rules and regulations.

        In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 1999, included in the our Form 10-K/A filed with the SEC.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries. We have eliminated all significant inter-company account balances and transactions in consolidation.

SECURITIES AVAILABLE-FOR-SALE

        Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. The cost of securities sold is calculated using the specific identification method.

MANAGEMENT OF CREDIT RISK

        We are subject to concentration of credit risk, primarily from our investments. We manage our credit risk for investments by purchasing investment-grade securities, grade A1/P1 for money market instruments and grade A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

REVENUE RECOGNITION

        Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding, technology access payments and milestone and royalty payments. We recognize revenue from nonrefundable up-front fees upon satisfaction of related obligations. We recognize revenue from ongoing research and development payments ratably over the term of the agreement, as we believe such payments approximate the research and development expense incurred in connection with the agreement. We recognize revenue from milestone, royalty and other contingent payments as earned. We record advance payments received under any agreements in excess of amounts earned as deferred revenue. We recognize revenue under cost-reimbursement contracts as the related costs are incurred. We recognized 93% and 92% of our revenue from collaborative partners during the six-month periods ended June 30, 2000 and 1999.

        We have recognized as revenue nonrefundable, up-front license fees in connection with collaboration agreements, upon satisfaction of the related obligations. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognized in Financial Statements," effective for the first quarter of 2000. Among other things, SAB 101 discusses the SEC's view on accounting for non-refundable up-front fees received in connection with collaborative agreements. In March 2000, the SEC delayed the effective date of SAB 101 until the second quarter of 2000, and in May 2000 further delayed the effective date to the fourth quarter of 2000 and indicated that it would issue a Frequently Asked Questions document on SAB 101 to provide additional implementation guidance. We are currently evaluating the applicability of SAB 101 to our collaboration agreements. Should we conclude that the approach described in SAB 101 is more appropriate, we will change our method of accounting in the fourth quarter of 2000 to recognize such fees over the term of the related research agreement. We would record the cumulative effect of this change in accounting principle, if made, as of January 1, 2000. We would record the cumulative effect as deferred revenue and we would recognize such effect as revenue over the remaining contractual terms of the collaborative research agreements. We expect to adopt SAB 101 in the fourth quarter of 2000.

RECLASSIFICATIONS

        We have made certain reclassifications to our prior years' financial statements to conform to the 2000 presentation.

2.      NET LOSS PER SHARE

        We calculate basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. We calculate diluted net loss per common share by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and preferred stock. Because we reported a net loss, diluted net loss per share is the same as basic net loss per share because adding outstanding stock options, stock warrants and preferred stock to weighted average shares outstanding would reduce the loss per share. Therefore, we did not include outstanding stock options, stock warrants and preferred stock in the calculation.

3.      COMPREHENSIVE LOSS

For the three and six months ended June 30, 2000 and 1999, our comprehensive loss was as follows (in thousands):


                                                   For the three months ended                     For the six months ended
                                               ------------------------------------          -----------------------------------
                                               June 30, 2000          June 30, 1999          June 30, 2000         June 30, 1999
                                               -------------          -------------          -------------         -------------
Net loss                                         $ (9,266)              $ (4,005)              $(18,166)              $(21,391)
Other comprehensive income:
  Unrealized holding gains (losses)
       during the period                               89                   (575)                   191                   (525)
                                                 --------               --------               --------               --------
Total comprehensive loss                         $ (9,177)              $ (4,580)              $(17,975)              $(21,916)
                                                 ========               ========               ========               ========

4.      EQUITY

        On April 12, 2000, we completed a follow-on public offering of 1,900,000 shares of our common stock to the public, at a price of $32 per share. We received net proceeds of approximately $57.1 million, after deducting underwriting discounts and commissions and before deducting expenses payable by Corixa.


5.      IN-PROCESS RESEARCH AND DEVELOPMENT

        On February 10, 1999, we acquired all of the outstanding shares of common stock of Anergen, Inc. (Anergen), a biotechnology company focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. We accounted for the acquisition as a purchase transaction. Aggregate consideration for the acquisition was approximately $9.6 million, which consisted of 1,058,031 shares of Corixa common stock with a market value of approximately $8.7 million, approximately $200,000 in cash and approximately $700,000 in acquisition costs. The aggregate purchase price exceeded the fair value of tangible assets by approximately $11.6 million, which we allocated to in-process research and development (IPR&D) during the first quarter of 1999. We allocated the aggregate purchase price based on estimated fair values on the acquisition date, as follows (in thousands):

Acquired in-process research and development              $ 11,612
Net liabilities assumed                                     (1,949)
                                                          ========
Total purchase price                                      $  9,663
                                                          ========

        Acquired IPR&D represents the present value of the estimated after-tax cash flows that we expect to be generated by the purchased technology that had not yet reached technological feasibility at the acquisition date. We based the cash flow projections for revenues on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; products sales cycles; and the estimated life of a product's underlying technology. We deducted estimated operating expenses and income taxes from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses and research and development costs. We used rates of 38% to 55% to discount projected cash flows for in-process technologies used, depending upon the relative risk of each in-process technology, and we based these rates primarily on venture capital rates of return and our weighted average cost of capital for Corixa at the time of acquisition.

        We based the foregoing estimates and projections regarding the Anergen acquisition on assumptions we believed to be reasonable at the time of the acquisition, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, our business, operating results and financial condition may be adversely affected. As of the date of the acquisition, we concluded that, once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use, after taking into consideration the overall objectives of the project, progress toward the objectives and uniqueness of developments to these objectives. If we fail in our efforts, no alternative economic value will result and the economic contribution expected to be made by the IPR&D will not materialize. The risk of untimely completion includes the risk that competitors will develop alternative vaccines or immunotherapeutics.

        We have recorded assets and liabilities of Anergen on our books at their fair market values. We have included the operating results of the acquired business in the consolidated statements of operations from February 10, 1999, the effective date of the acquisition.

6.      CONTINGENCIES

GROUNDWATER CONTAMINATION

        In March 1999, the Montana Department of Environmental Quality (DEQ) notified Ribi ImmunoChem Research, Inc. (Ribi), which merged with Corixa in October 1999, the National Institute of Health (NIH) and the Bitterroot Valley Sanitary Landfill that they had been identified as potentially responsible parties, and were therefore jointly and severally liable for groundwater contamination at a landfill in Ravalli County, Montana. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the landfill that was voluntarily conducted by the NIH, which involved installing individual replacement and new wells.

        The DEQ initiated an action in April 1997 in the state district court in Lewis and Clark County, Montana against Ribi, the landfill and the owners of the landfill, seeking recovery of alleged past costs associated with its oversight activities and a declaratory judgment finding the parties liable for future oversight costs, as well as civil penalties in the event the parties fail to comply. The state action has been stayed pending outcome of the federal action described below.

        In April 1998, Ribi received notice that the United States, acting on behalf of the Department of Health and Human Services, which oversees the NIH, had filed suit in the United States district court, seeking contribution from Ribi of an equitable share of past and future response costs incurred by the NIH in connection with the remediation at and near the landfill.

        In June 1998, the United States Department of Environmental Quality filed a complaint in the United States district court under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against Ribi, the landfill and the owners of the landfill, seeking recovery of alleged past costs associated with its oversight activities plus interest and attorneys' fees and costs, as well as a declaratory judgment finding the parties liable for future response costs.

        We have initiated settlement discussions with the federal government and the state of Montana. We currently believe that a settlement can be reached with the federal government and the state of Montana releasing us from past and future liability related to the Bitterroot Landfill, and we recorded $2,600,000 as part of the purchase price of Ribi to cover the settlement we may pay in 2000.

WRONGFUL DISCHARGE

        In May 2000, we settled a confidential, alleged wrongful discharge claim filed in June 1997 by a former employee of Ribi. The amount of the settlement was not material to our financial condition or operating results. We recorded the settlement as an adjustment to the purchase price of Ribi.

OTHER

        We are aware that a complaint was filed in Montana state district court in February 2000 by a former Ribi employee claiming damages associated with working conditions during her employment at Ribi. Although we have not yet been served with the complaint, based on our current understanding and initial investigation of the matter, we believe the claim to be without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains forward-looking statements, including statements regarding product development and discovery, regulatory approvals, operating results and capital requirements and other statements that are not historical facts. These forward-looking statements are based on the opinions and estimates of our management at the time the statements are made. They are subject to risks and uncertainties that could cause our actual results, performance or achievements, and those of our corporate partners, to be materially different from those expressed or implied by the forward-looking statements. A number of factors could cause or contribute to such differences, including the risks described in the section below entitled "Factors Affecting Our Operating Results, Our Business, and Our Stock Price" and those listed from time to time in our public disclosure filings with the SEC, copies of which are available from our investor relations department. You should not unduly rely on these forward-looking statements, which apply only as of the date of this Form 10-Q. We assume no obligation to update any forward-looking statements as new information becomes available.

OVERVIEW

        Our objective is to be a leader in the discovery and commercialization of products useful in preventing, treating or diagnosing autoimmune diseases, cancer and certain infectious diseases. Our strategy is to dedicate our resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations in various stages of the development process for product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. We believe that this research-and partner-driven approach creates significant scientific, operational and financial advantages and accelerates the commercial development of new therapeutic and prophylactic vaccines and other immunotherapeutic products. For the six months ended June 30, 2000, approximately 93% of our revenue has resulted from such collaborative agreements. Additionally, for the six months ended June 30, 2000, approximately 7% of our revenue has resulted from funds awarded through government grants. As of June 30, 2000, our stockholders' equity was approximately $103.3 million.

        We have entered, and intend to continue to enter, into collaborative agreements early in the development process. We believe that this active corporate partnering strategy enables us to maintain our focus on our fundamental strengths in vaccine discovery and research, capitalizes on our corporate partners' strengths in product development, and significantly diminishes our financing requirements. When entering into such corporate partnering relationships, we seek to cover our research and development expenses through research funding, milestone payments and technology or license fees, while retaining significant downstream participation in product sales through either product royalties paid on annual net sales or profit-sharing. Our significant collaboration agreements include a corporate partnership with SB Biologicals and SB Manufacturing with respect to breast, prostate, ovarian and colon cancers and tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae; corporate partnerships with Zambon Group spa and Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer; a corporate partnership with Zenyaku Kogyo Co. Ltd. for research and development related to the psoriasis immunotherapeutic, PVAC (TM), treatment, developed by Corixa and Genesis Research and Development Corporation (Genesis); and a research agreement with the Infectious Disease Research Institute (IDRI) to research and develop ex vivo therapies for the treatment of cancer. In addition, through our acquisition of Ribi in October 1999, we acquired license agreements granting Wyeth-Lederle and entities affiliated with SmithKline Beecham the right to use the MPL(R) adjuvant in more than twenty-five disease targets.

        We remain focused on the discovery and early clinical development of proprietary vaccine products that induce specific and potent pathogen or tumor-reactive T-cell responses for the treatment and prevention of autoimmune diseases, cancer and infectious diseases. We also intend to broaden our scope to include other strategic relationships that complement our approach to immune system-based therapies for autoimmune diseases, cancer and infectious diseases.

        We have experienced significant operating losses each year since our inception. As of June 30, 2000, our accumulated deficit was approximately $106.2 million, of which $49.7 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Ribi, Anergen and GenQuest, Inc. (GenQuest). We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and preclinical and clinical activities and the purchase of technology, like that of the GenQuest acquisition. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depend in large part on entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We may be unable to achieve or sustain consistent profitability. In addition, because payments under collaborative agreements and licensing arrangements are subject to significant fluctuations in both timing and amounts, we may experience quarters of profitability and quarters of losses. Therefore, our results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Total Revenue

        Revenue increased to $7.3 million for the three months ended June 30, 2000 from $6.0 million for the same period in 1999. Revenue increased to $16.2 million for the six months ended June 30, 2000 from $9.2 million for the first six months of 1999. These increases were primarily attributable to revenue related to research funding under collaboration agreements with the pharmaceutical division of Japan Tobacco, Inc., IDRI, Organon, Zambon Group spa and Zenyaku Kogyo. Revenue for the second quarter of 2000 also included approximately $1.0 million received under collaborative agreements acquired in our October 1999 acquisition of Ribi.

Research and Development Expenses

        Research and development expenses increased to $15.3 million for the three months ended June 30, 2000 from $10.0 million for the same periods in 1999. Research and development expenses increased to $31.2 million for the six months ended June 30, 2000 from $18.7 million for the same period in 1999. These increases were primarily attributable to increased payroll and personnel expenses, due in part to increased headcount resulting from the acquisitions of Anergen and Ribi in 1999, increased collaboration and patent expenses and costs associated with increased clinical and preclinical activities. We expect research and development expenses to increase in the future as current programs advance through clinical trials and as we add additional programs.

General and Administrative Expenses

        General and administrative expenses increased to $1.9 million for the three months ended June 30, 2000 from $1.2 million for the same period in 1999. General and administrative expenses increased to $3.4 million for the six months ended June 30, 2000 from $1.7 million for the same period in 1999. These increases were primarily attributable to increased expenses related to payroll and personnel expenses due in part to increased headcount resulting from the acquisitions of Anergen and Ribi in 1999, legal fees and business development activities. We expect general and administrative expenses to increase in the future to support the expansion of our business activities.

Acquired In-Process Research and Development

        For the six months ended June 30, 2000, acquired in-process research and development (IPR&D) decreased to $0 from $11.6 million for the same period in 1999. The $11.6 million balance at June 30, 1999 reflects the amount allocated to IPR&D we acquired in the Anergen acquisition in February 1999.

Intangible Amortization

        We are amortizing amounts allocated to goodwill, adjuvant know-how and assembled workforce resulting from the acquisition of Ribi in October 1999 on a straight-line basis over periods of four to seven years. Amortization expense related to these intangible assets was $729,000 for the three months ended June 30, 2000 and $1.6 million for the six months ended June 30, 2000, compared to $0 for the same periods in 1999.

Other Income

        Other income decreased to $31,000 for the three months ended June 30, 2000 from $431,000 for the same period in 1999. For the six months ended June 30, 2000, other income decreased to $88,000 from $471,000 for the same period in 1999. These decreases were primarily attributable to proceeds received from CellPro Inc. (CellPro) that were associated with the recovery of expenses incurred in the termination of our collaboration with CellPro. We had initially charged these expenses to research and development in the first quarter ended March 31, 1998.



LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, we had approximately $97.2 million in cash, cash equivalents and marketable securities, an increase of $51.6 million from December 31, 1999. The increase in cash, cash equivalents and marketable securities is primarily due to our April 12, 2000 follow-on public offering of 1,900,000 shares of common stock, at a price of $32 per share, which provided net cash of approximately $57.1 million. The increase in cash, cash equivalents and marketable securities was partially offset by the cost of investing activities, which used $30.1 million for the purchase of investment securities, and the cost of operating activities, which used cash of approximately $7.7 million. Working capital increased approximately $50.1 million to $71.0 million at June 30, 2000, from $20.9 million at December 31, 1999. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, in all cases with terms not exceeding four years.

        On April 7, 2000, we sold 1,058,990 shares of Class A preferred stock of ImmGenics Pharmaceuticals Inc. (ImmGenics) owned by Corixa to holders of ImmGenics Class B preferred stock, for a total purchase price of $1,755,000. The remaining ImmGenics Class A preferred stock held by Corixa represents approximately 6.6% of the outstanding shares of ImmGenics.

        In April 1999, we entered into an agreement with Castle Gate, an investment partnership focusing primarily on health care and biomedical companies, to provide us with an equity line of credit of up to $50 million. Under this agreement, Castle Gate is obligated to provide the equity line of credit through March 2001. We may draw down funds under the equity line of credit at our sole option and may use these funds for expenses in connection with various technology or company acquisitions. When funds are drawn, we will issue Castle Gate shares of our Series A preferred stock at a price of $1,000 per share and warrants to purchase shares of our common stock. At the time we executed the Castle Gate agreement, we completed an initial draw-down of $12.5 million under the equity line of credit and issued to Castle Gate 12,500 shares of our Series A preferred stock, convertible into common stock at $8.50 per share, and warrants to purchase up to an aggregate of 1,037,137 shares of our common stock. The warrants have exercise prices of $8.28 and $8.50 per share. If we elect to draw down additional funds under the equity line of credit, each draw must be for a minimum of $12.5 million. We have no present intention to make any additional draws under the equity line of credit.

        We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equity credit lines, equipment financing, interest income and the proceeds from our follow-on public offering completed April 12, 2000 will be sufficient to fund our current and planned operations over at least the next 18 months. We may attempt to raise additional capital as a result of favorable market conditions or strategic considerations, however, even if we have sufficient funds for planned operations.

FACTORS AFFECTING OUR OPERATING RESULTS, OUR OPERATIONS, OUR BUSINESS AND OUR STOCK PRICE

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND HAVE LIMITED SOURCES OF REVENUE.

        We are at an early stage in the development of our therapeutic, prophylactic and diagnostic products. To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue for the foreseeable future will continue to result from corporate partnerships. Since our inception, we have generated only minimal revenue from diagnostic and therapeutic product sales. We cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic or prophylactic products or we will receive any significant revenue from commercial sales of any such products. We may not receive anticipated revenue under existing corporate partnerships, and we may not be able to enter into any additional corporate partnerships.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE CONSISTENT PROFITABILITY.

        We have experienced significant operating losses in each year since our inception in 1994. As of June 30, 2000, our accumulated deficit was approximately $106.2 million, of which $49.7 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Ribi, Anergen and Genquest. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs and preclinical studies and clinical activities. We may experience increased clinical development expenses if we move nonpartnered potential products into and through clinic. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing agreements, research grants and interest income. We may never achieve consistent profitability, and we may be unable to achieve a consistent, profitable level of operations if we do not successfully and timely:

        - enter into agreements with corporate partners for product discovery, research, development and commercialization;

        -       obtain regulatory approvals for our products; and

        -       successfully manufacture and market commercial products.

        In addition, because payments under corporate partnerships and licensing arrangements may be subject to significant fluctuations in both timing and amounts, our results of operations for any period may fluctuate and may not be comparable to the results of operations for any other period.

BECAUSE OUR TECHNOLOGY AND PRODUCT DEVELOPMENT ARE UNPROVEN, OUR BUSINESS MAY NOT SUCCEED.

        Our technological approach to the development of therapeutic and prophylactic vaccines and other immunotherapeutic products for autoimmune diseases, cancer and infectious diseases is unproven in humans. Products based on our technologies are currently in the research, preclinical or clinical investigation stages and have not all been demonstrated to be safe and effective in clinical settings. Currently, only a small number of our immunotherapeutic products have advanced to clinical trials. Only one of our clinical trials has incorporated our proprietary microsphere delivery system. In addition, except for Phase I Her-2/neu vaccine trials, we have not, nor have any of our corporate partners, conducted any clinical trials using our proprietary vaccine antigens for cancer or infectious diseases. Except for the approval of the Melacine(R) vaccine in Canada, neither we nor any other company has received regulatory approval for, or successfully commercialized, any therapeutic vaccines for the autoimmune diseases, cancer or the infectious diseases that we target. We may be unable to develop effective vaccines for these diseases within a reasonable time, if ever, and we may be unable to commercialize our vaccines. Furthermore, our programs may not move beyond their current stages of development.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH OR INTEGRATE POTENTIAL FUTURE ACQUISITIONS.

        We have acquired or in-licensed several complementary technologies, product candidates and businesses and we may make additional acquisitions in the future. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and difficulties, including:

        - higher-than-expected acquisition and integration costs and increased amortization expenses, which may cause our quarterly and annual operating results to fluctuate;

        -       exposure to unknown liabilities of acquired companies;

        - difficulties and significant expense in combining the operations and personnel of acquired businesses with our own and integrating or completing the development and application of any acquired technologies, both of which may disrupt our business and divert our management's time and attention;

        - impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses; and

        - inability to retain key employees of an acquired business or hire enough qualified personnel to staff any new or expanded operations.

        If we do not effectively manage our business or otherwise adapt to anticipated growth, our business and stock price may suffer.

IF OUR CORPORATE PARTNERSHIPS ARE NOT SUCCESSFUL, OUR BUSINESS MAY NOT SUCCEED.

        The success of our business strategy is largely dependent on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 93% of our revenue for the six months ended June 30, 2000, and 92% of our revenue for the quarter ended June 30, 1999, from research and development and other funding under our existing corporate partnerships. We have also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating our proprietary antigen technology. The process of establishing corporate partnerships is difficult, time consuming and involves significant uncertainty. Our discussions with potential partners may not lead to the establishment of new corporate partnerships on favorable terms or at all. Our corporate partners may terminate any of our current partnerships, and we may not be able to negotiate additional corporate partnerships in the future on acceptable terms, or at all. Even if we are successful in maintaining our current corporate partnerships or establishing new partnerships they may never result in the successful development, commercialization, or marketing of our products or the generation of significant revenues. In addition, some of our corporate partners have options to license some aspects of our technology. These corporate partners may not exercise their option to license such technology and we would not receive revenue that would result from the license.

Management of our relationships with our corporate partners will require:

        - the devotion of significant time and effort by our management team;

        - coordination of our research with the research priorities of our corporate partners;

        -       effective allocation of our resources to multiple projects; and

        - attracting and retaining key management, scientific and other personnel.

If we are unable to timely and successfully accomplish these task, our corporate partnerships, and our business, may not succeed.

        Because we generally enter into research and development collaborations with corporate partners at an early stage of product development, our success largely depends upon the performance of our corporate partners. We do not directly control the amount or timing of resources devoted by our corporate partners to collaborative activities. As a result, our corporate partners may not commit sufficient resources to our research and development programs or the commercialization of our products. If any corporate partner fails to conduct its activities in a timely manner, our related preclinical or clinical development could be delayed or terminated. Also, our current corporate partners, or any future corporate partners, may pursue any competitors' existing products, other development-stage products or alternative technologies in preference to those being developed in collaboration with us. In addition, disputes may arise with respect to ownership of technology developed under any such corporate partnership.

OUR INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES MAY IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

        Our success depends on our ability to enter into licensing arrangements with commercial or academic entities to obtain third-party technology that is advantageous or necessary for research, development and commercialization of our or our partners' products. Disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors or scientific collaborators. Additionally, many of our in-licensing agreements contain milestone-based termination provisions. Our failure or the failure of any of our corporate partners to meet any agreed milestones could allow the licensor to terminate an agreement. Our current license agreements also may be terminated for our material breach or bankruptcy or insolvency and, in some circumstances, for failure to meet our diligence obligations under the license. In addition, we may be unable to maintain the exclusivity of our exclusive licenses. If we cannot obtain or maintain licenses to technologies advantageous or necessary to the development or the commercialization of our products, we and our corporate partners may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be unable to commercialize those products and our business and stock price may suffer.

THE PROPRIETARY RIGHTS UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE.

        Our success depends in part on our ability to obtain commercially valuable patents, protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights. We are able to protect our proprietary rights from unauthorized use only to the extent that we can cover these rights with valid and enforceable U.S. or foreign patents or effectively maintain them as trade secrets. As of June 30, 2000, the technology we own or license has been covered by 107 issued United States patents that expire at various times between May 2002 and May 2018, as well as 315 pending United States Patent applications. Our patent position is generally uncertain and involves complex legal and factual questions. Because legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical field are still evolving, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

        - the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

        - any patents issued to us or our partners may not provide meaningful protection or a competitive advantage;

        - we may be unable to develop additional proprietary technologies that are patentable; and

        - other companies may independently develop similar or alternative technologies or design around technologies we have licensed or developed.

        We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and processes for which patents are difficult to enforce. The security measures we have taken to protect our proprietary know-how and confidential data, and any further methods of protection we may implement, may be insufficient to protect our proprietary rights. Although we require all employees, consultants, partners and customers to enter into confidentiality agreements, we may be unable to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain or to third parties could cause our business, financial condition and results of operations to suffer.

IF THIRD PARTIES CHALLENGE THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS, OUR BUSINESS MAY SUFFER.

        A substantial number of patents have been issued, and an even larger number of patent applications have been filed, in the fields of immunology and molecular biology. Our commercial success depends significantly on our ability to operate our business without infringing the patents and other proprietary rights of third parties. However, our technologies may infringe the patents or violate other proprietary rights of third parties, which could prevent our corporate partners and us from pursuing product development or commercialization of our technologies and product candidates and significantly harm our business.

        We have licensed patent applications related to our microsphere encapsulation technology from Southern Research Institute (SRI). Two of these patent applications are currently the subject of opposition proceedings before the European Patent Office. In one such opposition, the European Patent Office has revoked a European patent previously issued to SRI. Although SRI has appealed this decision, SRI may not ultimately prevail in this or any other opposition proceedings. As a result, these patents may not issue in Europe, which would harm our business. The defense and prosecution of intellectual property rights, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain.

        Litigation may be necessary to assess claims of infringement, enforce our issued and licensed patents, protect trade secrets or know-how or determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference or other administrative proceedings would result in substantial expense and would divert the efforts of our technical and management personnel. An adverse determination may subject us to significant liabilities, restrict or prevent us from developing and commercializing our products, or require us to seek licenses that may not be available from third parties on commercially reasonable terms. Any of these outcomes would significantly harm our business.

IF WE ARE UNABLE TO SECURE ADDITIONAL FUNDING, WE WILL HAVE TO REDUCE OR CEASE OPERATIONS.

        We require substantial capital resources in order to conduct our operations. We intend to seek additional funding through corporate partnerships and also may seek additional funding through public or private equity financings; public or private debt financings; and capital lease transactions. However, additional financing may not be available on acceptable terms, if at all. In addition, a substantial number of payments to be made by our corporate partners and other licensors are dependent on our achievement of development and regulatory milestones. Failure to achieve such milestones may significantly harm our future capital position. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, development, preclinical or clinical programs or manufacturing efforts. We believe that we will not require additional capital to fund our current and planned operations over at least the next 18 months. We may attempt to raise additional capital as a result of favorable market conditions or strategic considerations, however, even if we have sufficient funds for current and planned operations. Future equity financings could result in significant dilution to our stockholders.

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF, THE LOSS OF WHOM COULD IMPAIR OUR ABILITY TO COMPETE.

        We depend heavily on the principal members of our management and scientific staff, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain such individuals currently or in the future on acceptable terms, and the failure to do so would significantly harm our business. We do not maintain "key person" life insurance on any of our officers, employees or consultants.

        We also have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at our request or assist us in formulating our research, development or clinical strategy. These scientific collaborators are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these scientific collaborators and can generally expect them to devote only limited amounts of time to our activities. Failure of any of these persons to devote sufficient time and resources to our programs could harm our business. In addition, these collaborators may have arrangements with other companies to assist such companies in developing technologies that may compete with our products.

MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL RESOURCES AND EXPERTISE IN DISCOVERY, RESEARCH AND DEVELOPMENT, TESTING, OBTAINING REGULATORY APPROVAL AND MARKETING THAN WE DO.

        The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent autoimmune diseases, cancer and infectious diseases, including pharmaceutical companies, biotechnology companies, academic institutions and research organizations. Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we or our corporate partners do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, preclinical and clinical development, obtaining regulatory approval and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

        Competitors may develop more effective or more affordable products, or may achieve earlier patent protection or product commercialization than our corporate partners and we do. These competitive products may render our products obsolete. Moreover, our competitors may acquire or license technology controlled by third parties that may be advantageous to our business, thereby preventing us from obtaining such technology on commercially reasonable terms, or at all.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

        Our current manufacturing facilities may not be sufficient to support our or our corporate partners' needs for clinical quantities of our products and commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product or in producing clinical grade or commercial amounts of our proprietary antigens. Although we currently manufacture limited quantities of some antigens and several adjuvants, we may rely on third-party contract manufacturers to produce larger quantities of such substances for clinical trials and product commercialization. We and these contract manufacturers may not be able to manufacture our proprietary antigen vaccines at an acceptable cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our preclinical and clinical testing would be delayed, which would delay submission of products for regulatory approval or in the market introduction and commercial sale. Moreover, contract manufacturers must continually adhere to current Good Manufacturing Practices (GMP) regulations enforced by the United States Food and Drug Administration (FDA), through its facilities inspection program. If the facilities of the manufacturers we use cannot pass a pre-approval plant inspection, FDA approval of our products will not be granted.

BECAUSE WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITIES, OUR BUSINESS MAY SUFFER.

        We currently have no sales, marketing or distribution capabilities. We intend to rely on our corporate partners to market our products. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish sales, marketing and distribution relationships and are required to market any of our products directly, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish marketing relationships with corporate partners or build in-house sales and distribution capabilities.

BECAUSE OUR SUCCESS DEPENDS ON A GOVERNMENT REGULATORY APPROVAL PROCESS THAT IS UNCERTAIN, TIME-CONSUMING AND EXPENSIVE, OUR BUSINESS MAY SUFFER.

        Before any product we or our corporate partners develop may be marketed in a particular country, it must receive all relevant regulatory approvals or clearances by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval or clearance. Data from a recently completed Phase III clinical trial of Melacine, our melanoma vaccine, showed no statistically significant therapeutic benefit on patients who met the criteria for treatment in connection with the trial. We are currently reviewing, together with our corporate partner for this product, what additional studies, if any, will be conducted for this product. In addition, we may encounter delays or rejections because of changes in regulatory policy during the period of product development or the period of regulatory review. Delays in obtaining regulatory approvals or clearances would adversely affect the marketing of any products that we or our corporate partners develop.

        Regulatory approval, if granted, may entail limitations on the indicated uses for which we or our corporate partners may market the approved product, which could reduce the size of the potential market for such product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Furthermore manufacturers of approved products are subject to ongoing regulation, including compliance with detailed regulations governing GMP. Failure to comply with manufacturing regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution. In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the research, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations. Our business may be harmed by the cost of such compliance.

IF WE CANNOT SUCCESSFULLY DEVELOP OUR PRODUCTS, OR IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, WE WILL NOT GENERATE REVENUE AND OUR BUSINESS WILL SUFFER.

        Our therapeutic, prophylactic and diagnostic products may not achieve market acceptance or commercial viability. Physicians, patients or the medical community generally may not accept or use any products that we or our corporate partners may develop. Any potential products could be found unsafe, ineffective or not as effective as alternative treatment methods. Our potential products could be difficult or impossible to manufacture on a large scale or market economically, or may not qualify for reimbursement from government and third-party payors. In addition, any products we or our corporate partners successfully develop will compete with drugs and therapies manufactured and marketed by other major pharmaceutical and other biotechnology companies. If we do not successfully develop and market our products, we will not generate revenue and our business will suffer.

ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THE HAZARDOUS MATERIAL WE USE IN OUR BUSINESS COULD BE TIME CONSUMING AND COSTLY.

        Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and this liability could exceed our resources. We may have to incur significant costs to comply with future environmental laws and regulations. As part of our acquisition of Ribi, we assumed responsibility as a potential responsible party in connection with groundwater contamination at the Bitterroot Valley Sanitary Landfill. We have initiated settlement discussions with the federal government and the state of Montana and currently believe that a settlement can be reached releasing us from past and future liability related to the groundwater contamination. We have recorded $2.6 million as part of the purchase price of Ribi to cover the settlement we may pay in 2000. If we incur costs in excess of this amount in resolving this action, however, our financial condition may suffer.

WE FACE PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE.

        We may experience losses due to product liability claims. Although we have obtained limited product liability insurance coverage, it may be inadequate or may not continue to be available in sufficient amounts, at an acceptable cost, or at all. We may be unable to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability or other claim, a product recall or any claim for uninsured liabilities or in excess of insured liabilities could significantly harm our business.

WE FACE UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT AND HEALTH CARE REFORM.

        In both domestic and foreign markets, sales of our or our corporate partners' products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other health care-related organizations. Both federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of health care. Existing regulations affecting the pricing of pharmaceuticals and other medical products also may change before any of our or our corporate partners' products are approved for marketing. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Cost-control initiatives by governments or third-party payors could decrease the price that we receive for any future product. Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. Our or our corporate partners' potential products may not be considered cost-effective, and adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on our investment.

OUR STOCK PRICE COULD BE VOLATILE.

        In recent years the stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance. These fluctuations could cause the market price of our common stock to decline.


ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We do not use derivative financial instruments in our operations or investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the United States government and fixed income investments that can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have any material exposure to market risks associated with changes in interest rates because we have no variable-interest-rate debt outstanding.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        See "Note 6 of the Notes to the Consolidated Financial Statements."


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In connection with our 1997 initial public offering of our common stock, we filed a Registration Statement on Form S-1, SEC File No 333-32147, which was declared effective by the Commission on October 2, 1997. Proceeds to Corixa, after deducting expenses, were $40,778,100.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At our annual meeting of stockholders held on May 31, 2000, stockholders representing a total of 17,963,517 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:

        -       elect five directors to our board of directors;

        - increase to 100 million the number of shares of common stock we are authorized to issue; and

        - ratify the appointment of Ernst & Young LLP as our independent public auditors for the fiscal year 2000.

        In the election of directors, each director received the approval of more than 98% of the shares voted at the annual meeting. In the vote to approve the increase in the number of authorized shares of common stock, 14,783,245 shares were voted in favor, 1,693,420 shares were voted against and 1,486,852 shares were abstained. In the vote to ratify Ernst & Young LLP as our independent public auditors, 17,949,528 shares were voted in favor, 7,270 shares were voted against and 6,719 shares were abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     See Index to Exhibits.

        (b) We did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CORIXA CORPORATION


August __, 2000                             By: /s/ MICHELLE BURRIS
-----------------------------                   --------------------------------
DATE                                            Michelle Burris
                                                Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                   EXHIBIT DESCRIPTION                       PAGE
------                                   -------------------                       ----
3.1        Amended and Restated Certificate of Incorporation .....................  (A)
3.2        Bylaws ................................................................  (A)
3.3        Articles of Amendment to Amended and Restated Certificate of
           Incorporation .........................................................
4.1        Amended and Restated Investors' Rights Agreement dated as of
           May 10, 1996 between Corixa Corporation and certain holders of its capital stock ..................................................  (A)
4.2        Certificate of Designation of Series A Preferred Stock of Corixa
           Corporation ...........................................................  (B)
4.3+       Equity Line of Credit and Securities Purchase Agreement
           between Corixa Corporation and Castle Gate, L.L.C. dated
           April 8, 1999 .........................................................  (B)
4.4+       Registration Rights Agreement between Corixa Corporation and
           Castle Gate, L.L.C. dated April 8, 1999 ...............................  (B)
4.5+       Standstill Agreement between Corixa Corporation and Castle
           Gate, L.L.C. dated April 8, 1999 ......................................  (B)
4.6+       Warrant Number CG-1, issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999 .........................................  (B)
4.7+       Warrant Number CG-2, issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999 .........................................  (B)
4.8+       Form of Warrant Number CG-3, to be issued by Corixa
           Corporation to Castle Gate, L.L.C. upon the occurrence of
           events specified in the Equity Line of Credit and Securities
           Purchase Agreement ....................................................  (B)
4.9+       Form of Warrant Number CG-4, to be issued by Corixa
           Corporation to Castle Gate, L.L.C. upon the occurrence of
           events specified in the Equity Line of Credit and Securities
           Purchase Agreement ....................................................  (B)
27.1       Financial Data Schedule

(A) Incorporated by reference Corixa's Registration Statement on Form S-1, as amended (File No. 333-32147), initially filed with the SEC on September 30, 1997.

(B) Incorporated by reference to Corixa's Current Report on Form 8-K (File No. 0-22891), filed with the SEC on April 23, 1999.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment, granted by order of the SEC on June 14, 1999.