Form 10-Q
period 2000-09-30
CORIXA CORP
filed 2000-11-06
CIK 1042561

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000 OR

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

                                 Yes [x] No [ ]

As of September 30, 2000, there were approximately 21,070,713 shares of the Registrant's common stock outstanding.
================================================================================

                               Corixa Corporation
                                      INDEX

                                                                                           Page
                                                                                           ----
PART I. FINANCIAL INFORMATION

        ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ...................................

               Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
               and December 31, 1999 ................................................       1

               Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2000 and September 30, 1999 and the nine
               months ended September 30, 2000 and September 30, 1999 ...............       2

               Consolidated Statements of Cash Flows (Unaudited) for the nine
               months ended September 30, 2000 and September 30, 1999 ...............       3

               Notes to Unaudited Consolidated Financial Statements .................       4

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS ...................................................       9

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                       ABOUT MARKET RISK ............................................      25

PART II. OTHER INFORMATION

               ITEM 1. LEGAL PROCEEDINGS ............................................      26

               ITEM 5. OTHER INFORMATION ............................................      26

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................      27

SIGNATURES ..........................................................................      28

EXHIBIT INDEX .......................................................................      29

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               CORIXA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                 SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                              2000              1999
                                                                                  ---------         ---------
                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents ..............................................        $  22,070         $     780
  Securities available-for-sale ..........................................           72,392            33,425
  Accounts receivable, net ...............................................            4,309             2,792
  Interest receivable ....................................................            1,325               759
  Prepaid expenses and other current assets ..............................            5,140             1,779
  Deposits ...............................................................            1,704             1,657
                                                                                  ---------         ---------
          Total current assets ...........................................          106,940            41,192
Property and equipment, net ..............................................           20,691            21,281
Securities available-for-sale, noncurrent ................................           14,195            11,348
Investments ..............................................................            2,245             4,000
Acquisition related intangible assets, net ...............................           12,422            14,516
Deferred charges and deposits ............................................            1,121               143
                                                                                  ---------         ---------
          Total assets ...................................................        $ 157,614         $  92,480
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...............................        $  17,393         $   8,701
  Dividend payable .......................................................              312               469
  Current portion of deferred revenue ....................................           18,888             8,236
  Current portion of long-term obligations ...............................            3,924             2,867
                                                                                  ---------         ---------
          Total current liabilities ......................................           40,517            20,273
Long-term obligations, less current portion ..............................           11,906            11,426
Deferred revenue, less current portion ...................................            1,750                --
Commitments and contingencies
Redeemable common stock ..................................................            2,000             2,000

Stockholders' equity:
 Convertible preferred stock, $0.001 par value:
    Authorized - 10,000,000 shares;
    Designated Series A - 50,000 shares;
    Series A issued and outstanding - 12,500 shares at September 30, 2000
      and December 31, 1999 ..............................................               --                --
 Common stock, $0.001 par value:
    Authorized - 100,000,000 shares;
    Issued and outstanding - 21,070,713 shares at September 30, 2000 and
      18,627,225 at December 31, 1999 (including 141,576 redeemable common
      shares at September 30, 2000 and December 31, 1999) ................               21                19
  Additional paid-in capital .............................................          210,488           147,926
  Deferred compensation ..................................................             (146)             (441)
  Accumulated other comprehensive loss ...................................             (109)             (687)
  Accumulated deficit ....................................................         (108,813)          (88,036)
                                                                                  ---------         ---------
             Total stockholders' equity ..................................          101,441            58,781
                                                                                  ---------         ---------


Total liabilities and stockholders' equity ...............................        $ 157,614         $  92,480
                                                                                  =========         =========

See accompanying notes.

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -----------------------------------------------------
                                                            2000          1999           2000           1999
                                                         -----------------------------------------------------
Revenue:
  Collaborative agreements ........................      $ 16,853       $  7,785       $ 31,906       $ 16,196
  Government grants ...............................           537            439          1,675          1,182
                                                         --------       --------       --------       --------
Total revenue .....................................        17,390          8,224         33,581         17,378

Operating expenses:
  Research and development ........................        19,488          9,701         50,656         28,364
  General and administrative ......................         1,140            441          4,498          2,186
  Acquired in-process research and development ....            --             --             --         11,612
  Amortization of acquisition related intangibles .           777             --          2,333             --
                                                         --------       --------       --------       --------
    Total operating expenses ......................        21,405         10,142         57,487         42,162
                                                         --------       --------       --------       --------
Loss from operations ..............................        (4,015)        (1,918)       (23,906)       (24,784)
Interest income ...................................         1,522            833          3,500          2,229
Interest expense ..................................          (175)          (207)          (516)          (599)
Other income ......................................            57            119            145            590
                                                         --------       --------       --------       --------

Net loss ..........................................        (2,611)        (1,173)       (20,777)       (22,564)
Preferred stock dividend ..........................          (156)          (156)          (468)        (5,851)
                                                         --------       --------       --------       --------
Net loss applicable to common stockholders ........      $ (2,767)      $ (1,329)      $(21,245)      $(28,415)
                                                         ========       ========       ========       ========

Basic and diluted net loss per common share .......      $  (0.13)      $  (0.09)      $  (1.05)      $  (1.95)
                                                         ========       ========       ========       ========

Shares used in computation of basic and diluted net
  loss per common share ...........................        21,026         14,896         20,159         14,566
                                                         ========       ========       ========       ========




  See accompanying notes.

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2000           1999
                                                                                     --------       --------

OPERATING ACTIVITIES
Net loss ......................................................................      $(20,777)      $(22,564)

Adjustments to reconcile net loss to net cash provided by
operating activities:
  Acquired in-process research and development ................................            --         11,612
  Amortization of deferred compensation .......................................           296            596
  Depreciation and amortization ...............................................         4,964          2,166
  Equity instruments issued in exchange for technology and services ...........         1,739            320
Changes in operating assets and liabilities:
  Accounts receivable .........................................................        (1,517)         1,766
  Interest receivable .........................................................          (566)          (267)
  Prepaid expenses, deposits and other assets .................................        (4,386)           (64)
  Accounts payable and accrued expenses .......................................         8,692         (1,263)
  Deferred revenue ............................................................        12,402          7,839
                                                                                     --------       --------
Net cash provided by operating activities .....................................           847            141

INVESTING ACTIVITIES
Purchases of securities available-for-sale ....................................       (74,251)       (41,489)
Proceeds from maturities of securities available-for-sale .....................        23,054         19,178
Proceeds from sale of securities ..............................................         9,960          9,041
Purchases of property and equipment ...........................................        (2,280)        (2,272)
Proceeds from sale of investment in ImmGenics .................................         1,755             --
Investment in ImmGenics .......................................................            --         (1,250)
Net cash received in acquisitions .............................................            --             57
                                                                                     --------       --------
Net cash used in investing activities .........................................       (41,762)       (16,735)
                                                                                     --------       --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock ........................................        61,294          2,265
Proceeds from issuance of preferred stock .....................................            --         12,482
Principal payments made on long-term obligations ..............................        (1,738)        (1,710)
Proceeds from short term obligations ..........................................         1,000             --
Proceeds from long term obligations ...........................................         3,000          2,000
Principal payments on capital leases ..........................................          (726)          (811)
Payment of preferred stock dividend ...........................................          (625)            --
                                                                                     --------       --------
Net cash provided by financing activities .....................................        62,205         14,226
                                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents ..........................        21,290         (2,368)
Cash and cash equivalents at beginning of period ..............................           780          9,098
                                                                                     --------       --------
Cash and cash equivalents at end of period ....................................      $ 22,070       $  6,730
                                                                                     ========       ========

Supplemental disclosures of cash flow information:
  Interest paid ...............................................................      $    494       $    516
Supplemental schedule of noncash investing and financing activities:
  Equity instruments issued for acquisitions and services .....................      $      -       $ 10,245

See accompanying notes.

CORIXA CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        We focus on the discovery and early clinical development of vaccines, antigen-based products and adjuvants useful in preventing, treating or diagnosing autoimmune disease, cancer and certain infectious diseases.

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

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include our financial statements and the financial statements of our wholly owned subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

SECURITIES AVAILABLE-FOR-SALE

        Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. The cost of securities sold is calculated using the specific identification method. Current securities available-for-sale include $4 million of short-term deposits at September 30, 2000 that are restricted for use in connection with a financing lease agreement.

MANAGEMENT OF CREDIT RISK

        We are subject to concentration of credit risk, primarily from our investments. We manage our credit risk for investments by purchasing investment-grade securities, grade A1/P1 for money market instruments and grade A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

REVENUE RECOGNITION

        Revenue under collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding, technology access payments and milestone and royalty payments. We recognize revenue from nonrefundable up-front fees upon satisfaction of related obligations. We recognize revenue from ongoing research and development payments ratably over the term of the agreement, as we believe such payments approximate the research and development expense incurred in connection with the agreement. We recognize revenue from milestone, royalty and other contingent payments as earned. We record advance payments received under any agreements in excess of amounts earned as deferred revenue. We recognize revenue under cost-reimbursement contracts as the related costs are incurred. We recognized 95% and 93% of our revenue from collaborative partners during the nine-month periods ended September 30, 2000 and 1999.

        We have recognized as revenue nonrefundable, up-front license fees in connection with collaboration agreements, upon satisfaction of the related obligations. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognized in Financial Statements," effective for the first quarter of 2000 that is required to be implemented by the fourth quarter of 2000. Among other things, SAB 101 discusses the SEC's view on accounting for non-refundable up-front fees received in connection with collaborative agreements. We are currently evaluating the applicability of SAB 101 to our collaboration agreements. It is possible that, under SAB 101, certain of these fees, and related expenses, if any, including a multi-million dollar up-front fee received from a certain development, commercialization and license agreement in the third quarter, would be required to be deferred and recognized as revenue over future periods rather than immediately on a one-time basis. Should we conclude that the approach described in SAB 101 is more appropriate, we will change our method of accounting in the fourth quarter of 2000 to recognize such fees over the term of the related research agreement. We would record the cumulative effect of this change in accounting principle, as of January 1, 2000.

RECLASSIFICATIONS

        We have made reclassifications to our prior years' financial statements to conform to the 2000 presentation.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

        In July 1999, the Financial Accounting Standards Board ("FASB") announced the delay of the effective date of Statement of Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The impact of SFAS 133 on our financial position and results of operations is not expected to be material.

        believe that adoption of FIN 44 will not have a material effect on our financial position or results of operation.

4. COMPREHENSIVE LOSS

        For the three and nine months ended September 30, 2000 and September 30, 1999, our comprehensive loss was as follows (in thousands):

                                           For the three months ended          For the nine months ended
                                         -------------------------------     -------------------------------
                                         September 30,     September 30,     September 30,     September 30,
                                             2000              1999              2000              1999
                                         -------------     -------------     -------------     -------------
Net loss ..........................         $ (2,611)         $ (1,173)         $(20,777)         $(22,564)
Other comprehensive income:
  Unrealized holding gains (losses)              387               (95)              578              (620)
       during the period
                                            --------          --------          --------          --------
Total comprehensive loss ..........         $ (2,224)         $ (1,268)         $(20,199)         $(23,184)
                                            ========          ========          ========          ========


5. EQUITY

        On April 12, 2000, we completed a follow-on public offering of 1,900,000 shares of our common stock to the public, at a price of $32 per share. We received net proceeds of approximately $57.1 million, after deducting underwriting discounts and commissions and before deducting expenses payable by Corixa.


6. IN-PROCESS RESEARCH AND DEVELOPMENT

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

Acquired in-process research and development      $ 11,612
Net liabilities assumed ....................        (1,949)
                                                  --------
Total purchase price .......................      $  9,663
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

7. CONTINGENCIES

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

        In September 1998, the United States Department of Environmental Quality filed a complaint in the United States district court under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against Ribi, the landfill and the owners of the landfill, seeking recovery of alleged past costs associated with its oversight activities plus interest and attorneys' fees and costs, as well as a declaratory judgment finding the parties liable for future response costs.

        We have initiated settlement discussions with the federal government and the state of Montana. We currently believe that a settlement can be reached with the federal government and the state of Montana releasing us from past and future liability related to the Bitterroot Landfill, and we recorded $2,600,000 as an adjustment to the purchase price of Ribi to cover the settlement we may pay in 2000.

OTHER

        We are aware that a complaint was filed in Montana state district court in February 2000 by a former Ribi employee claiming damages associated with working conditions during her employment at Ribi. Although we have not yet been served with the complaint, based on our current understanding and initial investigation of the matter, we believe the claim to be without merit.

8. SUBSEQUENT EVENTS

        On October 15, 2000 we signed a definitive agreement to acquire all outstanding shares of Coulter Pharmaceutical, Inc. (Coulter), in exchange for shares of Corixa stock. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. The effectiveness of the merger is subject to certain customary closing conditions, including the approval of the merger by stockholders of Corixa and Coulter and the expiration or early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The transaction is expected to close in December 2000.

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

OVERVIEW

        Our objective is to be a leader in the discovery and commercialization of products useful in preventing, treating or diagnosing autoimmune diseases, cancer and infectious diseases. Our strategy is to dedicate our resources to the discovery of vaccines and other antigen-based products and to establish corporate collaborations in various stages of the development process for product development and commercialization, including research, clinical development, obtaining regulatory approval, manufacturing and marketing. We believe that this research-and-partner-driven approach creates significant scientific, operational and financial advantages and accelerates the commercial development of new therapeutic and prophylactic vaccines and other immunotherapeutic products. For the nine months ended September 30, 2000, approximately 95% of our revenue has resulted from such collaborative agreements. Additionally, for the nine months ended September 30, 2000, approximately 5% of our revenue has resulted from funds awarded through government grants. As of September 30, 2000, our stockholders' equity was approximately $101.4 million.

        We have entered, and intend to continue to enter, into collaborative agreements at various stages in the development process. We believe that this active corporate partnering strategy enables us to maintain our focus on our fundamental strengths in vaccine discovery and research, capitalizes on our corporate partners' strengths in product development, and significantly diminishes our financing requirements. When entering into such corporate partnering relationships, we seek to cover our research and development expenses through research funding, milestone payments and technology or license fees, while retaining significant downstream participation in product sales through either product royalties paid on annual net sales or profit-sharing. Our significant collaboration agreements include a corporate partnership with SmithKline Beecham with respect to breast, prostate, ovarian and colon cancers and tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae; corporate partnerships with Zambon Group spa and Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer; a commercialization and license agreement with Medicis Pharmaceutical Corporation (Medicis) and a research and development agreement with Zenyaku Kogyo Co. Ltd. related to Corixa's candidate psoriasis immunotherapeutic product, PVAC(TM) treatment, developed by Corixa and Genesis Research and Development Corporation Limited (Genesis); and a research agreement with the Infectious Disease Research Institute (IDRI) to research and develop ex vivo therapies for the treatment of cancer. In addition, through our acquisition of Ribi in October 1999, we acquired license agreements granting Wyeth-Lederle and entities affiliated with SmithKline Beecham the right to use the MPL adjuvant in more than twenty-five disease targets.

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

        We have experienced significant operating losses each year since our inception. As of September 30, 2000, our accumulated deficit was approximately $108.8 million, of which $49.7 million is attributable to the write-off of IPR&D costs associated with the acquisitions of Ribi, Anergen and GenQuest, Inc. (GenQuest). We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and preclinical and clinical activities and the purchase of technology, like that of the GenQuest acquisition. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We may be unable to achieve or sustain consistent profitability. In addition, because payments under collaborative agreements and licensing arrangements are subject to significant fluctuations in both timing and amounts, we may experience quarters of profitability and quarters of losses. Therefore, our results of operations for any period may fluctuate significantly and may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Total Revenue

        Revenue increased to $17.4 million for the three months ended September 30, 2000 from $8.2 million for the same period in 1999. Revenue increased to $33.6 million for the nine months ended September 30, 2000 from $17.4 million for the first nine months of 1999. These increases were primarily attributable to an upfront fee received under a development, commercialization and license agreement related to the our PVAC(TM) treatment.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognized in Financial Statements," effective for the first quarter of 2000 which is required to be implemented by the fourth quarter of 2000. Among other things, SAB 101 discusses the SEC's view on accounting for non-refundable up-front fees received in connection with collaborative agreements. We are currently evaluating the applicability of SAB 101 to our collaboration agreements. We continue to recognize fees in accordance with our historical revenue recognition policy while we evaluate the impact of SAB 101. It is possible that, under SAB 101, some of these fees, and related expenses, if any, including the PVAC treatment upfront fee received from a development, commercialization and license agreement in the third quarter, would be required to be deferred and recognized as revenue over future periods rather than immediately on a one-time basis.

Research and Development Expenses

        Research and development expenses increased to $19.5 million for the three months ended September 30, 2000 from $9.7 million for the same period in 1999. Research and development expenses increased to $50.7 million for the nine months ended September 30, 2000 from $28.4 million for the same period in 1999. These increases were primarily attributable to increased collaboration fees associated with PVAC, additional research and development expenses, payroll and personnel expenses, due in part to increased headcount resulting from the acquisitions of Anergen and Ribi in 1999, increased collaboration and patent expenses and costs associated with increased clinical and preclinical activities. We expect research and development expenses to increase in the future as current programs advance through clinical trials and as we pursue additional programs.

General and Administrative Expenses

        General and administrative expenses increased to $1.1 million for the three months ended September 30, 2000 from $441,000 for the same period in 1999. General and administrative expenses increased to $4.5 million for the nine months ended September 30, 2000 from $2.2 million for the same period in 1999. These increases were primarily attributable to increased payroll and personnel expenses due in part to increased headcount resulting from the acquisitions of Anergen and Ribi in 1999, and business development activities. We expect general and administrative expenses to increase in the future to support the expansion of our business activities.

Acquired IPR&D

        For the nine months ended September 30, 2000, acquired IPR&D decreased to $0 from $11.6 million for the same period in 1999. The $11.6 million charge for September 30, 1999 reflects the amount allocated to IPR&D we acquired in the Anergen acquisition in February 1999.

Intangible Amortization

        We are amortizing amounts allocated to goodwill, adjuvant know-how and assembled workforce resulting from the acquisition of Ribi in October 1999 on a straight-line basis over periods of four to seven years. Amortization expense related to these intangible assets was $777,000 for the three months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 2000, compared to $0 for the same periods in 1999.

Other Income

        Other income decreased to $57,000 for the three months ended September 30, 2000 from $119,000 for the same period in 1999. For the nine months ended September 30, 2000, other income decreased to $145,000 from $590,000 for the same period in 1999. The decrease for the nine months ended September 30, 2000 was primarily attributable to proceeds received from CellPro Inc. (CellPro) that were associated with the recovery of expenses incurred in the termination of our collaboration with CellPro. We had initially charged these expenses to research and development in the first quarter ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, we had approximately $108.7 million in cash, cash equivalents and marketable securities, an increase of $63.1 million from December 31, 1999. The increase in cash, cash equivalents and marketable securities is primarily due to our April 12, 2000 follow-on public offering of 1,900,000 shares of common stock, at a price of $32 per share, which provided net cash of approximately $57.1 million. Working capital increased approximately $45.5 million to $66.4 million at September 30, 2000, from $20.9 million at December 31, 1999. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, in all cases with terms not exceeding four years.

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

        We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equity credit lines, equipment financing, interest income and the proceeds from our follow-on public offering will be sufficient to fund our current and planned operations over at least the next 18 months. We may attempt to raise additional capital as a result of favorable market conditions or strategic considerations, however, even if we have sufficient funds for planned operations.


FACTORS AFFECTING OUR OPERATING RESULTS, OUR OPERATIONS, OUR BUSINESS AND OUR STOCK PRICE

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND HAVE LIMITED SOURCES OF REVENUE.

     We are at an early stage in the development of the majority of our therapeutic, prophylactic and diagnostic products. To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will continue to result from corporate partnerships until therapeutic product approval and commercialization. Since our inception, we have generated only minimal revenue from diagnostic product sales and no revenue from therapeutic or prophylactic product sales. With the exception of Melacine, which has been approved for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, it will receive any significant revenue from commercial sales of these products. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of September 30, 2000, our accumulated deficit was approximately $108.8 million, of which $49.7 million is attributable to the write-off of IPR&D costs associated with the acquisitions of Ribi, Anergen and GenQuest, Inc. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of IPR&D, research and development programs, preclinical studies and clinical activities. Substantially all of our revenue and other income to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income.

     We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our:

     - entering into agreements with corporate partners for product discovery, research, development and commercialization;

     - obtaining regulatory approvals for our products; and

     - successfully manufacturing and marketing commercial products.

However, our operations may not be profitable even if any of our products under development are commercialized.

OUR QUARTERLY RESULTS OF OPERATIONS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECREASE.

     Payments under corporate partnerships and licensing arrangements, from which we receive substantially all of our revenues, are subject to significant fluctuations in both timing and amounts. As a result, our results of operations have varied significantly from quarter to quarter in the past and are expected to continue to fluctuate. Because of these fluctuations, we believe that period-to-period comparisons of our results of operations are not meaningful. In addition, our results of operations for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

IF OUR CORPORATE PARTNERSHIPS ARE NOT SUCCESSFUL OR IF WE ARE UNABLE TO FIND CORPORATE PARTNERSHIPS IN THE FUTURE, OUR BUSINESS MAY SUFFER.

     The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 95%, 94% and 93% of our revenue for the nine months ended September 30, 2000 and for the years ended December 31, 1999 and 1998 from research and development and other funding under our existing corporate partnerships.

     We have established relationships with various corporate partners, including Medicis Pharmaceutical Corporation, SmithKline Beecham plc and various of its affiliates, the pharmaceutical division of Japan Tobacco Inc., Zambon Group spa, Zenyaku Kogyo Co., Ltd., Schering Corporation and Schering-Plough Ltd. and N.V. Organon, among others. The process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty. our discussions with potential partners may not lead to the establishment of new corporate partnerships on favorable terms, if at all. If we successfully establish new corporate partnerships, such partnerships may never result in the successful development of our products or the generation of significant revenue.

     Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology. We have also entered into corporate partnerships with several companies for the development, commercialization and sale of diagnostic products incorporating our proprietary antigen technology. These diagnostic corporate partnerships may never generate significant revenue.

     Because we generally enter into research and development collaborations with corporate partners at an early stage of product development, our success largely depends on the performance of our corporate partners. We do not directly control the amount or timing of resources devoted by our corporate partners to collaborative activities. As a result, our corporate partners may not commit sufficient resources to our research and development programs or the commercialization of our products. If any corporate partner fails to conduct its activities in a timely manner, if at all, our preclinical or clinical development related to the corporate partnership could be delayed or terminated. Also, our current corporate partners or future corporate partners, if any, may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, our corporate partners may terminate any of our current partnerships, and we may be unable to negotiate additional corporate partnerships in the future on acceptable terms, if at all.

     Management of our relationships with our corporate partners will require:

     - significant time and effort from our management team;

     - coordination of our research with the research priorities of our corporate partners;

     - effective allocation of our resources to multiple projects; and

     - an ability to attract and retain key management, scientific and other personnel.

WE MAY BE REQUIRED TO PERFORM ADDITIONAL CLINICAL TRIALS OR CHANGE THE LABELING OF OUR PRODUCTS IF WE OR OTHERS IDENTIFY SIDE EFFECTS AFTER OUR PRODUCTS ARE ON THE MARKET, WHICH COULD ADVERSELY AFFECT SALES OF THE AFFECTED PRODUCTS.

     If we, or others identify side effects after any of our products are on the market, or if manufacturing problems occur,

     - regulatory approval may be withdrawn;

     - reformulation of our products, additional clinical trials, changes in labeling of our products and changes to or re-approvals of our manufacturing facilities may be required;

     - sales of the affected products may drop significantly;

     - our reputation in the marketplace may suffer; and

     - lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could have a material adverse effect on our business.

IF WE DO NOT SUCCESSFULLY INTEGRATE POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS WILL SUFFER.

     We have recently completed several acquisitions of complementary technologies, product candidates and businesses. On October 15, 2000, we signed a definitive agreement to acquire Coulter Pharmaceutical, Inc. We expect the merger to close in December 2000. In the future, we may acquire additional complementary companies, products or technologies. Managing these acquisitions has entailed and may in the future entail, both in connection with the proposed merger with Coulter and other potential acquisitions, numerous operational and financial risks and strains, including:

     - exposure to unknown liabilities of acquired companies;

     - higher than expected acquisition and integration costs, which may cause our quarterly and annual operating results to fluctuate;

     - difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

     - disruption of our business and diversion of our management's time and attention to integrating or completing the development or commercialization of any acquired technologies;

     - impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

     - inability to retain key employees of any acquired businesses; and

     - increased amortization expenses if an acquisition results in significant goodwill or other intangible assets.

If we do not successfully integrate Coulter and any future acquisitions, Corixa's business will suffer.

OUR BUSINESS WILL NOT SUCCEED IF OUR TECHNOLOGY AND PRODUCTS ARE REJECTED BY THE MARKETPLACE.

     Our technological approach to the development of therapeutic and prophylactic vaccines and other immunotherapeutic products based on targeted antigens for autoimmune diseases, cancer and infectious diseases is unproven in humans. With the exception of our Melacine vaccine, products based on our technologies are currently in the research, preclinical or clinical investigation stages. Currently, only a small number of our immunotherapeutic products have advanced to clinical trials. Only one of our corporate partners has conducted clinical trials that incorporate our proprietary microsphere delivery system.

     Other than an immunotherapeutic product incorporating MPL adjuvant that has been approved for sale on a named-patient basis in Germany, and Melacine, which includes the Enhanzyn adjuvant, and is approved for sale in Canada, neither we nor any of our corporate partners has commercialized any products that incorporate our proprietary adjuvants. In addition, neither we nor any other company has successfully commercialized any therapeutic vaccines for cancer or the infectious or autoimmune diseases that we target. We may be unable to develop effective vaccines for these diseases in a reasonable time frame, if ever, and the vaccines may not be capable of being commercialized.

     Most of our programs are currently in the discovery stage or in preclinical development. Only seven of our immunotherapeutic products have advanced to clinical trials. With the exception of Melacine, which has been approved for sale in Canada and which has completed Phase III trials in Canada and the United States, our vaccines have not completed clinical trials. Our programs may not move beyond their current stages of development.

OUR SUCCESS DEPENDS ON OUR PRODUCTS BEING APPROVED THROUGH A GOVERNMENT REGULATORY APPROVAL PROCESS THAT IS UNCERTAIN, TIME-CONSUMING AND EXPENSIVE, AND IF OUR PRODUCTS ARE NOT APPROVED, OUR BUSINESS MAY SUFFER.

     Any products we or our corporate partners develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product we or our corporate partners develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

     The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval or clearance. Data from a Phase III clinical trial of Melacine, our melanoma vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received Melacine vaccine versus observation only, found no statistically significant difference in disease-free survival of the eligible patient population. However, the results of the intent-to-treat analysis on the total population indicated that there was a statistically significant difference in disease-free survival. In September 2000, we announced our intent to file a biologics license application, or BLA, for the use of Melacine vaccine for treating Stage II melanoma.

     In addition, delays or rejections may be encountered based on changes in regulatory policy during the period of product development and the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances:

     - would adversely affect the marketing of any products we or our corporate partners develop;

     - could impose significant additional costs on us or our corporate partners;

     - would diminish any competitive advantages that we or our corporate partners may attain; and

     - could adversely affect our ability to receive royalties and generate revenues and profits.

     Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with detailed FDA regulations governing Good Manufacturing Practices, or GMP. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

IF WE DO NOT SUCCESSFULLY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER.

     We have experienced rapid growth through acquisitions. We will need to continue to grow to successfully complete our research and development efforts and plans for commercializing our products. Managing this growth will entail numerous operational and financial risks and strains, including:

     - inability to attract enough qualified personnel to staff any new or expanded operations;

     - impairment of relationships with employees or corporate partners as we focus on different or additional projects;

     - risks of entering new markets in which we have little or no prior experience;

     - inability of management to maintain uniform standards, controls, procedures and policies;

     - disruption of our ongoing business; and

     - diversion of our resources.

WE MAY BE UNABLE TO MANAGE EFFECTIVELY OUR GROWTH, AND FAILURE TO DO SO MAY ADVERSELY AFFECT OUR BUSINESS.

     Development of therapeutic, prophylactic and diagnostic products is subject to risks of failure inherent in their development or commercial viability. Also, physicians, patients or the medical community generally may not accept or utilize any products that may be developed by our corporate partners or us. These risks include the possibility that any of these products will:

     - be unsafe;

     - be ineffective;

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

     Any products successfully developed by us or our corporate partners, if approved for marketing, may never achieve market acceptance. These products will compete with drugs and therapies manufactured and marketed by other major pharmaceutical and other biotechnology companies. If we do not successfully develop and market our products, we will not generate revenue and our business will suffer.

OUR INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES OR OUR INABILITY TO MAINTAIN EXCLUSIVE LICENSES MAY IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

     Our success also depends on our ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to developing and commercializing our or our partners' products. We have various license agreements that provide us rights to use technologies owned or licensed by third parties. These license agreements generally allow us and our corporate partners to use the licensed technology in research, development and commercialization activities. Additionally, many of our in-licensing agreements contain milestone-based termination provisions.
Our failure or the failure of any of our corporate partners to meet any agreed milestones could allow the licensor to terminate an agreement.

     We may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. In addition, our current license agreements may be terminated, and we may be unable to maintain the exclusivity of our exclusive licenses. If we cannot obtain or maintain licenses to technologies advantageous or necessary to develop and commercialize our products, we and our corporate partners may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be prevented from commercializing our products and our business may suffer. If we are unable to maintain the exclusivity of our exclusive licenses, our competitive position maybe harmed and our business may suffer.

IF WE ARE UNABLE TO GAIN ACCESS TO PATENT AND PROPRIETARY RIGHTS AND TO PROTECT AND ENFORCE OUR PATENTS AND PROPRIETARY RIGHTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     Our success depends in part on our ability to:

     - obtain commercially valuable patents;

     - protect trade secrets;

     - operate without infringing the proprietary rights of others; and

     - prevent others from infringing our proprietary rights.

     We will only be able to protect our proprietary rights from unauthorized use to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of

September 30, 2000, we owned, licensed or optioned 122 issued U.S. patents that expire at various times between May 2002 and August 2018, as well as 344 pending U.S. patent applications.

     Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

     - the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

     - the claims of any patents that issue may not provide meaningful protection;

     - we may be unable to develop additional proprietary technologies that are patentable;

     - the patents licensed or issued to us or our corporate partners may not provide a competitive advantage;

     - other companies may challenge patents licensed or issued to us or our corporate partners;

     - patents issued to other companies may harm our ability to do business;

     - disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators;

     - other companies may independently develop similar or alternative technologies or duplicate our technologies; and

     - other companies may design around technologies we have licensed or developed.

     We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. Although we require all employees, consultants, partners and customers to enter into confidentiality agreements, we cannot be certain that we will be able to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain or to third parties could cause our business to suffer.

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

     We have licensed several patent applications from Southern Research Institute, or SRI, related to its microsphere encapsulation technology. Two of these patent applications are currently the subject of opposition proceedings before the European Patent Office. In one of the oppositions, the European Patent Office has revoked a previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will ultimately prevail in this or any other opposition proceeding. As a result, these patents may not issue in Europe, in which case our business may suffer.

     Our registered trademarks, MPL and Melacine, are currently the subject of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. It is uncertain whether we will ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL and Melacine in Europe, in which case our business may suffer.

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS OWNED OR USED BY US MAY BE COSTLY AND TIME-CONSUMING, AND MAY HARM OUR BUSINESS.

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

     If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and it will divert the efforts of our technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We may be restricted or prevented from developing and commercializing our products, if any, in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses. Any of these outcomes could significantly harm our business.

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF, THE LOSS OF WHOM COULD IMPAIR OUR ABILITY TO COMPETE.

     The loss of the services of any of the principal members of our management and scientific staff could significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain these individuals currently or in the future on acceptable terms, if at all, and the failure to do so would significantly harm our business. In addition, we do not maintain "key person" life insurance on any of our officers, employees or consultants.

     We also have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at its request or assist us in formulating our research, development or clinical strategy. These scientific collaborators are not Corixa employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these scientific collaborators and can generally expect these individuals to devote only limited amounts of time to our activities. Failure of any of these persons to devote sufficient time and resources to our programs could harm our business. In addition, these collaborators may have arrangements with other companies to assist the companies in developing technologies that may compete with our products.

MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL RESOURCES AND EXPERTISE IN DISCOVERY, RESEARCH AND DEVELOPMENT, OBTAINING REGULATORY APPROVAL AND MARKETING THAN US.

     The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent autoimmune diseases, cancer and infectious diseases, including:

     - pharmaceutical companies;

     - biotechnology companies;

     - academic institutions; and

     - research organizations.

     Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all.

     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we or our corporate partners do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, preclinical and clinical development, obtaining regulatory approval and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring and developing technologies complementary to its programs. We and our corporate partners will face competition with respect to:

     - product efficacy and safety;

     - timing and scope of regulatory approvals;

     - availability of resources;

     - reimbursement coverage;

     - product price; and

     - patent position, including potentially dominant patent positions.

Competitors may develop more effective or more affordable products, or may achieve earlier patent protection or product commercialization than us and our corporate partners. These competitive products may achieve a greater market share or render our products obsolete.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

     Our current manufacturing facilities may not be sufficient to support our or our corporate partners' needs for clinical quantities of our products or commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product, or in producing clinical-grade or commercial amounts of our proprietary antigen-based products, including recombinant proteins or antibodies. Although we currently manufacture limited quantities of some antigens and several adjuvants, and are capable of clinical GMP manufacturing of both adjuvants and some finished vaccine products, we intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. We and these contract manufacturers may be unable to manufacture our proprietary antigen vaccines at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to current GMP regulations enforced by the FDA through our facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our products will not be granted.

BECAUSE WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITIES, OUR BUSINESS MAY SUFFER.

     We currently have no sales, marketing or distribution capabilities. If the merger with Coulter becomes effective, Coulter's sales and marketing operations will be integrated into our corporate operations. We cannot assure you that we will successfully be able to integrate Coulter's sales and marketing operations or that, once integrated, we will be able to manage effectively these sales and marketing operations. We intend to rely on our corporate partners to market our products outside the United States and, in the case of autoimmune and infectious disease products, worldwide. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and we are required to market any of our products directly, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities.

OUR STOCK PRICE COULD BE VOLATILE AND YOUR SHARES MAY SUFFER A DECLINE IN
VALUE.

     The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock may be subject to substantial volatility depending on numerous factors, many of which are beyond our control, including:

     - announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors;

     - announcements regarding the acquisition of technologies or companies by us or our competitors;

     - changes in our existing corporate partnerships or licensing arrangements;

     - establishment of additional corporate partnerships or licensing arrangements by us or our competitors;

     - technological innovations or new commercial products developed by us or our competitors;

     - changes in our intellectual property portfolio;

     - developments or disputes concerning our proprietary rights;

     - changes in government regulations;

     - progress of our regulatory approvals;

     - issuance of new or changed securities analysts' reports and recommendations regarding us or our competitors;

     - economic and other external factors;

     - additions or departures of our key personnel;

     - operating losses by us; and

     - actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in its common stock.

ANY CLAIMS RELATING TO OUR IMPROPER HANDLING, STORAGE OR DISPOSAL OF HAZARDOUS MATERIALS COULD BE TIME-CONSUMING, COSTLY AND MAY ADVERSELY AFFECT OUR BUSINESS.

     Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and this liability could exceed our resources. We may have to incur significant costs to comply with future environmental laws and regulations. As part of our acquisition of Ribi, we assumed responsibility as a potential responsible party in connection with groundwater contamination at the Bitterroot Valley Sanitary Landfill. We are discussing settlement with the United States and the state of Montana and currently believe that a settlement will be reached releasing us from past and future liability related to the groundwater contamination. We have reserved $2.6 million to cover our anticipated settlement costs. If we incur costs in excess of this amount in resolving this action, our financial condition may suffer.

     In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might have an adverse effect on the research, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations. Our business may be harmed by the cost of compliance.

WE FACE PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE.

     We may experience losses due to product liability claims. We have obtained limited product liability insurance coverage. Our coverage may not be adequate or may not continue to be available in sufficient amounts or at an acceptable cost, if at all. We may be unable to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may significantly harm our business.

WE FACE UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT AND HEALTHCARE REFORM.

     In both domestic and foreign markets, sales of our products or our corporate partners' products will depend in part on the availability of reimbursement from third-party payors such as:

     - government health administration authorities;

     - private health insurers;

     - health maintenance organizations;

     - pharmacy benefit management companies; and

     - other healthcare-related organizations.

     Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our products or our corporate partners' products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we or any of our corporate partners may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. Our products or our corporate partners' products, if any, may not be considered cost effective or adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on our investment.

OUR STOCKHOLDERS FACE IMMEDIATE AND POTENTIAL DILUTION.

     You will suffer immediate and substantial dilution of your investment if:

     - We issue additional shares of our Series A preferred stock and warrants to purchase common stock to Castle Gate in connection with additional draw-downs of funds under the Castle Gate equity line of credit;

     - We issue additional shares of our common stock under the terms of the September 1998 multi-field collaboration and license agreement with SmithKline Beecham; or

     - We issue additional shares of our common stock in connection with entering into new corporate partnerships or acquiring additional technologies or companies.

     In addition, if the merger with Coulter is completed, dilution of our shares may occur as the result of stock issuance rights that we will assume in connection with our reimbursement of royalties prepaid by Beckman Coulter to Dana Farber that Beckman Coulter can elect to receive as stock.

STATE LAWS AND OUR CERTIFICATE OF INCORPORATION MAY INHIBIT POTENTIAL ACQUISITION BIDS THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware and Washington law, will make it more difficult for a third party to acquire us, even if doing so would be beneficial for our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See "Note 7 of the Notes to the Unaudited Consolidated Financial Statements."

ITEM 5. OTHER INFORMATION

MEDICIS

        On August 15, 2000, we executed a multi-year development, commercialization and license agreement covering our candidate psoriasis immunotherapeutic product, PVAC treatment, with Medicis Pharmaceutical Corporation, or Medicis. The agreement provides Medicis with exclusive rights to PVAC treatment in the United States and Canada. We will be responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. PVAC treatment is currently in Phase II clinical trials for treating of moderate to severe psoriasis.

        Under the terms of the agreement, Medicis will pay us license fees, research funding and milestone payments of up to $107 million. Upon effectiveness, we received a nonrefundable payment of $17 million with additional potential development milestone payments of $35 million, and commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon commercial sale of the product, Medicis will purchase inventory from us and pay a royalty on net sales of the product. The agreement became effective on September 29, 2000 upon termination of the waiting period under the Hart-Scott-Rodino Antitrust Act and the satisfaction of other customary closing conditions.

PURDUE PHARMA

        On September 25, 2000, we entered into a collaboration agreement focused on tumor-antigen research and development with Purdue Pharma L.P., or Purdue. Under the terms of the agreement, Corixa and Purdue may develop up to four therapeutic antibodies directed against cell surface antigens chosen from our selected tumor-antigen discovery programs.

        We will provide Purdue with an opportunity to develop antibody-based therapeutics against four tumor antigens. Purdue will apply its proprietary SYNTHEBODY(TM) technology, a unique antibody engineering platform, to develop novel anti-tumor agents. Purdue will provide us with guaranteed research funding, and based on the outcome of pre-clinical studies, Purdue may license the antibodies and targets from us worldwide under currently defined terms that include up-front license fees, milestone payments and royalties.

MELACINE(R) MELANOMA VACCINE

        In September 2000, we announced our intent to file for regulatory approval of our Melacine(R) melanoma vaccine. The BLA will be based predominantly on data from the recently completed Phase III study of the use of Melacine vaccine for treating Stage II melanoma, which started enrollment in April 1992 and has followed patients through January 2000. The filing will also contain data following the same group of patients through January 2001.

        The results of this study, conducted by the former Ribi Immunochem Research, Inc. (acquired by us in October 1999), were initially reported by the Southwest Oncology Group, or SWOG in March 2000. This study examined the effects of Melacine vaccination versus observation in a randomized, controlled trial of 689 Stage II melanoma patients. Patients in the study were randomized, following surgical excision of their primary tumor, to either observation, as per standard practice, or Melacine therapy, according to three predetermined stratification factors, including sex and tumor thickness. The study closed accrual in 1996 and initial results were reported when a pre-defined number of events (death or disease recurrence) occurred. Analysis of the data in March 2000 revealed a statistically significant improvement in disease-free survival in patients treated with Melacine vaccine (p=0.04). We noted that we cannot assure that the benefit of Melacine vaccine seen through January 2000 will continue to be seen through January 2001. The BLA will also contain safety and clinical efficacy data from all other currently completed clinical studies of Melacine in Stage III and IV melanoma. It is expected that the submission of the BLA will occur in the second quarter of 2001. A full review of the BLA is anticipated to take approximately 12 months.

        Malignant melanoma is a highly metastatic and lethal form of skin cancer. It is the most common form of cancer in women between the ages of 25-29 and the second most common form of cancer in women ages 30-34. It is the third most common form of cancer in men ages 35-44. According to the American Cancer Society, cancer of the skin is the most common of all cancers. Melanoma accounts for about 4% of skin cancer cases, but causes about 79% of skin cancer deaths. The number of new cases of melanoma found in the United States is on the rise. The American Cancer Society predicts that, in the year 2000, there will be 47,700 new cases of melanoma in the United States and about 7,700 deaths resulting from melanoma.

CHANGE TO BOARD OF DIRECTORS

        In September 2000 we announced the appointment of James W. Young, Ph.D., to our board of directors. Dr. Young occupies the board position left vacant by the departure of Andrew Senyei, M.D.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                (a) See Index to Exhibits.

                (b) Reports on Form 8-K.

                        (1) On August 25, 2000, we filed a current report on Form 8-K reporting that on August 25, 2000, we entered into a multi-year development, commercialization and license agreement with Medicis Pharmaceutical Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CORIXA CORPORATION


November 6, 2000                  By:    /s/ MICHELLE BURRIS
--------------------                  -----------------------------------------
DATE                                     Michelle Burris
                                         Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION                                                        PAGE
------     -------------------                                                        ----

3.1        Amended and Restated Certificate of Incorporation of Corixa
           Corporation ..........................................................      (A)
3.2        Bylaws of Corixa Corporation .........................................      (A)
3.3        Certificate of Amendment of Certificate of Incorporation
           of Corixa Corporation ................................................      (D)
4.1        Amended and Restated Investors' Rights Agreement dated as of
           May 10, 1996 between Corixa Corporation and certain holders
           of its capital stock .................................................      (A)
4.2        Certificate of Designation of Series A Preferred Stock of
           Corixa Corporation ...................................................      (B)
4.3+       Equity Line of Credit and Securities Purchase Agreement
           between Corixa Corporation and Castle Gate, L.L.C. dated
           April 8, 1999 ........................................................      (B)
4.4+       Registration Rights Agreement between Corixa Corporation and
           Castle Gate, L.L.C. dated April 8, 1999 ..............................      (B)
4.5+       Standstill Agreement between Corixa Corporation and Castle
           Gate, L.L.C. dated April 8, 1999 .....................................      (B)
4.6+       Warrant Number CG-1 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999 ........................................      (B)
4.7+       Warrant Number CG-2 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999 ........................................      (B)
4.8+       Form of Warrant Number CG-3 to be issued by Corixa
           Corporation to Castle Gate, L.L.C. upon the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement .....................      (B)
4.9+       Form of Warrant Number CG-4 to be issued by the Corixa
           Corporation to Castle Gate, L.L.C. upon the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement .....................      (B)
10.1++     Development, Commercialization and License Agreement
           between Corixa Corporation and Medicis Pharmaceutical Corporation,
           dated August 15, 2000 ...............................................      (C)
10.2++     Amendment No. 1 to Multi-Field Vaccine Discovery Collaboration and
           License Agreement between Corixa Corporation and SmithKline
           Beecham plc. Dated May 25, 2000 ......................................      Attached
10.3       Corixa Corporation Retirement Savings Plan and Trust
           (1998 Restatement) ...................................................      Attached
10.4       First Amendment to the Corixa Retirement Savings Plan & Trust
           (1998 Restatement) ...................................................      Attached
10.5       Corixa Corporation 1997 Amended and Restated Employees
           Stock Purchase Plan ..................................................      Attached
10.6       Corixa Amended and Restated 1994 Stock Option Plan ...................      Attached

27.1       Financial Data Schedule

----------
(A) Incorporated herein by reference the Company's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.
(B) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.
(C) Incorporated herein by reference the Company's Form 8-K/A (File No. 0-22891), filed with the Commission on October 31, 2000.
(D) Incorporated herein by reference the Company's Form 10-Q (File No. 0-22891), filed with the Commission on August 14, 2000.
 +      Confidential treatment granted by order of the SEC on June 14, 1999.
++      Confidential treatment requested.