Form 10-Q/A
period 2000-09-30
CORIXA CORP
filed 2000-11-07
CIK 1042561

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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


WE MAY NOT BE ABLE TO DEVELOP PRODUCTS SUCCESSFULLY.

     The development of safe and effective therapies for treating people with autoimmune diseases, cancer or infectious diseases is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance.

     We are at an early stage in the development of the majority of our therapeutic, prophylactic and diagnostic products, and we cannot assure you that clinical trials of our product candidates under development will demonstrate the safety and efficacy of those products to the extent necessary to obtain regulatory approvals for the indications being studied, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of any of the products under development by us could delay or prevent regulatory approval of the product and may harm our business.

OUR SUCCESS DEPENDS ON OUR PRODUCTS BEING APPROVED THROUGH A GOVERNMENT REGULATORY APPROVAL PROCESS THAT IS UNCERTAIN, TIME-CONSUMING AND EXPENSIVE, AND IF ANY OF OUR PRODUCTS ARE NOT APPROVED, OUR BUSINESS MAY SUFFER.

     Any products we or our corporate partners develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product we or our corporate partners develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. If any of our products are not approved by the regulatory authorities in the jurisdictions in which we are seeking to market our products, our business may suffer.

     The regulatory process, which includes extensive preclinical studies and clinical trials of each product in order to study its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval or clearance.

     The timing and completion of current and planned clinical trials of our products depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

     - the size of the patient population;

     - the proximity of patients to the clinical sites;

     - the number of clinical sites; and

     - the eligibility criteria for the study and the existence of competing clinical trials.

     We cannot assure you that delays in patient enrollment in clinical trials will not occur, and any delays may result in increased costs, program delays or both, which may harm our business.

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

WE MAY BE REQUIRED TO PERFORM ADDITIONAL CLINICAL TRIALS OR CHANGE THE LABELING OF OUR PRODUCTS IF WE OR OTHERS IDENTIFY SIDE EFFECTS AFTER OUR PRODUCTS ARE ON THE MARKET, WHICH COULD ADVERSELY SALES OF THE AFFECTED PRODUCTS.

     If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur,

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

     Most of our programs are currently in the discovery stage or in preclinical development. Only seven of our immunotherapeutic products have advanced to clinical trials. With the exception of Melacine, which has been approved for sale in Canada and which has completed Phase III clinical trials in Canada and the United States, our vaccines have not completed clinical trials. Our programs may not move beyond their current stages of development. Even if approved for marketing, our products or our corporate partners' products may not be as effective as competing products or alternative treatment methods and may never achieve market acceptance. Physicians, patients or the medical community generally may not accept or utilize any products that may be developed by us or our corporate partners.

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

IF WE DO NOT SUCCESSFULLY INTEGRATE POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS WILL SUFFER.

     We have recently completed several acquisitions of complementary technologies, product candidates and businesses. On October 15, 2000, we signed a definitive agreement to acquire Coulter Pharmaceutical, Inc. We expect the merger to close in December 2000. In the future, we may acquire additional complementary companies, products or technologies. Managing these acquisitions has entailed and may in the future entail, both in connection with the merger with Coulter and other potential acquisitions, numerous operational and financial risks and strains, including:

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

If we do not successfully integrate Coulter and any future acquisitions, our business will suffer.

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

IF THIRD PARTIES CHALLENGE THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS, OUR BUSINESS MAY SUFFER.

     A substantial number of patents have issued, and an even larger number of patent applications have been filed, in the fields of immunology and molecular biology. Our commercial success depends significantly on our ability to operate our business without infringing the patents and other proprietary rights of third parties. However, our technologies may infringe the patents or violate other proprietary rights of third parties. This could result in our corporate partners and us being prevented from pursuing product development or commercialization of our technologies and product candidates. This result would harm our business.

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

     If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and it will divert the efforts of our technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We may be restricted or prevented from developing and commercializing our products, if any, in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses. Any of these outcomes could harm our business.

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF, THE LOSS OF WHOM COULD IMPAIR OUR ABILITY TO COMPETE.

     The loss of the services of any of the principal members of our management and scientific staff could significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain these individuals currently or in the future on acceptable terms, if at all, and the failure to do so would harm our business. In addition, we do not maintain "key person" life insurance on any of our officers, employees or consultants.

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

WE FACE PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE.

     We may experience losses due to product liability claims. We have obtained limited product liability insurance coverage. Our coverage may not be adequate or may not continue to be available in sufficient amounts or at an acceptable cost, if at all. We may be unable to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may harm our business.

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

     In addition, if the merger with Coulter is completed, dilution of our shares may occur as the result of the employee stock options and other stock issuance rights that we will assume in connection with the merger.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CORIXA CORPORATION


November 6, 2000                  By:    /s/ MICHELLE BURRIS
--------------------                  -----------------------------------------
DATE                                     Michelle Burris
                                         Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION                                                        PAGE
------     -------------------                                                        ----

3.1        Amended and Restated Certificate of Incorporation of Corixa
           Corporation ..........................................................      (A)
3.2        Bylaws of Corixa Corporation .........................................      (A)
3.3        Certificate of Amendment of Certificate of Incorporation
           of Corixa Corporation ................................................      (D)
4.1        Amended and Restated Investors' Rights Agreement dated as of
           May 10, 1996 between Corixa Corporation and certain holders
           of its capital stock .................................................      (A)
4.2        Certificate of Designation of Series A Preferred Stock of
           Corixa Corporation ...................................................      (B)
4.3+       Equity Line of Credit and Securities Purchase Agreement
           between Corixa Corporation and Castle Gate, L.L.C. dated
           April 8, 1999 ........................................................      (B)
4.4+       Registration Rights Agreement between Corixa Corporation and
           Castle Gate, L.L.C. dated April 8, 1999 ..............................      (B)
4.5+       Standstill Agreement between Corixa Corporation and Castle
           Gate, L.L.C. dated April 8, 1999 .....................................      (B)
4.6+       Warrant Number CG-1 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999 ........................................      (B)
4.7+       Warrant Number CG-2 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999 ........................................      (B)
4.8+       Form of Warrant Number CG-3 to be issued by Corixa
           Corporation to Castle Gate, L.L.C. upon the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement .....................      (B)
4.9+       Form of Warrant Number CG-4 to be issued by the Corixa
           Corporation to Castle Gate, L.L.C. upon the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement .....................      (B)
10.1++     Development, Commercialization and License Agreement
           between Corixa Corporation and Medicis Pharmaceutical Corporation,
           dated August 15, 2000 ...............................................       (C)
10.2++     Amendment No. 1 to Multi-Field Vaccine Discovery Collaboration and
           License Agreement between Corixa Corporation and SmithKline
           Beecham plc. Dated May 25, 2000 ......................................      *
10.3       Corixa Corporation Retirement Savings Plan and Trust
           (1998 Restatement) ...................................................      *
10.4       First Amendment to the Corixa Retirement Savings Plan & Trust
           (1998 Restatement) ...................................................      *
10.5       Corixa Corporation 1997 Amended and Restated Employees
           Stock Purchase Plan ..................................................      *
10.6       Corixa Amended and Restated 1994 Stock Option Plan ...................      *

27.1       Financial Data Schedule

----------
(A) Incorporated herein by reference the Company's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.
(B) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.
(C) Incorporated herein by reference the Company's Form 8-K/A (File No. 0-22891), filed with the Commission on October 31, 2000.
(D) Incorporated herein by reference the Company's Form 10-Q (File No. 0-22891), filed with the Commission on August 14, 2000.
 +      Confidential treatment granted by order of the SEC on June 14, 1999.
++      Confidential treatment requested.
 *      Previously filed
                                       29