Form 10-K
period 2000-12-31
CORIXA CORP
filed 2001-03-30
CIK 1042561

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $447 million as of March 15, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 40,666,186 shares of the registrant's Common Stock outstanding as of March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates information by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

     In this Annual Report "Corixa" or the "company," "we," "us" and "our" refer to Corixa Corporation and our wholly owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, factors discussed in "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this Annual Report. Actual events or results may differ materially from those discussed in this Annual Report. Corixa assumes no obligation to update any forward looking statements contained in this Annual Report.

     ANERGIX(R), MELACINE(R), MPL(R), CORIXA(R), and stylized Corixa logo(R) are registered trademarks and ANERGIX.MG(TM), ANERGIX.MS(TM), ANERGIX.RA(TM), ANERVAX(TM), ANERVAX.DB(TM), ANERVAX.RA(TM), DETOX(TM), DETOX B-SE(TM), PVAC(TM), RIBI-529(TM), ENHANZYN(TM), BEXXAR(TM), PATIENT OPTIMIZED(TM), and POWERED BY CORIXA(TM) are trademarks of Corixa Corporation. All other brand names, trademarks or service marks referred to in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a developer of immunotherapies with a commitment to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We have a broad range of technology platforms, which enable both integrated vaccine product design and the use of our separate proprietary technologies -- antigens, monoclonal antibodies, adjuvants, antigen delivery technology and tumor activated peptide, or TAP, pro-drug technology -- on a standalone, POWERED BY CORIXA(TM) basis. We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines, antigen-based products, including therapeutic antibodies, novel adjuvants and targeted oncologics. Corixa Corporation was originally incorporated in Delaware as WWE Corporation on September 8, 1994. We are headquartered in Seattle, Washington with additional operations in Hamilton, MT, Redwood City, CA, and South San Francisco, CA.

OUR ANTIGEN DISCOVERY CAPABILITY

     We believe our antigen discovery capability, which uses numerous proprietary technologies, is one of our key competitive strengths. Our ability to discover antigens allows us to select those antigens that will work most effectively in a vaccine or as the best targets for developing antibody-based products. To make this selection, we focus on antigens that are recognized by the greatest percentage of individuals, stimulate the strongest immune responses or are expressed by the greatest percentage of pathogen strains or tumor types. In connection with autoimmune diseases, we focus on discovering otherwise normal antigens, or auto-antigens, that may trigger autoimmune responses.

                   THROUGH A VARIETY OF PROPRIETARY METHODS,
            CORIXA IMMUNOLOGICALLY "SIEVES" FOR ANTIGENS RELATED TO
             AUTOIMMUNE DISEASES, CANCER, AND INFECTIOUS DISEASES.

                                   [GRAPHIC]
[Graphic of "sieve" surrounding the following text:
Normal Tissue, Diseased Tissue, cDNA and Protein
(graphic of down arrow)
Gene Expression Profiling
Quantitative PCR
Full Length Cloning
Immunohistochemistry
Immunogenicity
Antigenicity
In Vitro/In Vivo
(graphic of down arrow)]

                                   NOVEL AND
                                DISEASE-SPECIFIC
                                    ANTIGENS

     To capitalize on our antigen discovery expertise, a majority of our scientific personnel is involved in antigen discovery and vaccine and therapeutic antibody product development. We use discovery approaches and technologies that include:

     - acquisition of normal and diseased tissue, and related cDNA and protein;

     - cDNA subtraction and analysis of differential gene expression;

     - quantitative PCR;

     - expression cloning of full-length cDNAs;

     - immunohistochemistry to determine tissue distribution of candidate antigens;

     - immunological characterization of candidate antigens; and

     - analysis of antigens as targets for developing antibody-based products.

     Our antigen discovery approach also includes correlating the antigens that we discover with patient immune responses. We focus on identifying proteins that are recognized by the human immune system and therefore are antigenic. Our antigen discovery research culminates in isolating pathogen, tumor or auto-antigen genes that encode antigens with significant potential to be the basis of vaccines or other immunotherapeutic products.

OUR NOVEL VACCINE DESIGN

     Most currently available vaccines trigger protective antibody responses that can destroy an invading pathogen. However, these antibody responses cannot eliminate tumors or certain infectious diseases. We believe that an effective immune response against these diseases requires the action of pathogen- or tumor-reactive T lymphocytes, or T cells. Many of our vaccine programs focus on activating specialized T cells known as cytotoxic T lymphocytes, or CTL, that have the ability to recognize and kill pathogen-infected tissue or tumor cells.

     We have shown in preclinical studies that CTL can eliminate either tumors or some pathogens in situations in which antibody responses fail. These CTL not only prevent disease if they are activated before pathogen infection, but also can eliminate disease once the infection has occurred or, in the case of cancer, once a tumor has developed. We believe vaccines that activate specific T cell responses can form the basis for a new class of products that may be used to treat or prevent disease. Using recent advances in understanding molecular mechanisms that control the way in which antigens are normally presented to T cells, we are designing vaccines that incorporate disease-specific antigens into biodegradable and biocompatible microspheres. We believe that these vaccines may give rise to potent CTL responses. Through our antigen discovery program, we have identified antigens from many tumor types and from infectious disease pathogens for which no vaccines currently exist.

OUR PRODUCT CATEGORIES

     We utilize our expertise in immunology and our proprietary technology platforms to discover and develop vaccines and other antigen-based products targeting autoimmune diseases, cancer and infectious diseases in the following product categories:

     - vaccines and immunotherapeutics;

     - monoclonal antibody-based therapeutics;

     - adjuvants and antigen delivery systems to increase effectiveness of vaccines and immunotherapeutics; and

     - antigen-specific diagnostic products.

     We have also initiated a program to discover and develop targeted oncologics based on TAP pro-drug technology.

     Our strategy is to develop and commercialize selected potential products ourselves and to partner other selected technologies with numerous developers and marketers of pharmaceutical and diagnostic products with the goal of making our products available to patients worldwide.

VACCINES AND IMMUNOTHERAPEUTICS FOR AUTOIMMUNE DISEASES, CANCER AND INFECTIOUS DISEASES

     Autoimmune Disease Technology Platforms. Our autoimmune disease technology platforms consist of:

     - PVAC(TM) treatment; and

     - ANERGIX(R) complexes.

     We believe that we may have identified certain immune system modulators through our adjuvant research programs. We are developing one of these immune system modulators, PVAC treatment, as a possible psoriasis therapeutic. We have completed a PVAC Phase II clinical trial in the United States and are currently in Phase II clinical trials in Brazil under a U.S. investigational new drug application, or IND. Preliminary data from the Phase II clinical trial in the United States and a Phase I clinical trial in the Philippines indicate that PVAC treatment induces beneficial clinical responses in patients with moderate to severe psoriasis.

     Our ANERGIX complex-based products are in, or have completed, randomized, blinded, placebo-controlled Phase I clinical trials for treating rheumatoid arthritis, or RA, and multiple sclerosis, or MS. In the trials, the ANERGIX complex-based products were demonstrated to be safe, and we observed beneficial clinical responses in several ANERGIX-treated patients. We have also commenced development of an ANERVAX.RA(TM) vaccine for RA, for which we have completed an initial Phase II clinical trial, which demonstrated that the product was well tolerated and the results indicate that ANERVAX.RA vaccine may provide clinical benefit.

     Cancer and Infectious Disease Technology Platforms. Our cancer and infectious disease technology platforms are based on our specialization in the discovery and development of a new class of therapeutic and prophylactic products known as T cell vaccines. Using our three-part technology platform, we design our vaccine products to direct the immune system to recognize antigens in a way that potent T cell responses result. This three-part technology platform consists of:

     - proprietary antigens;

     - proprietary adjuvants; and

     - proprietary antigen delivery systems.

     In addition to our vaccine programs, we discover and develop other immunotherapeutic products for treating cancer and infectious diseases. To date, these products have resulted from our efforts in antigen and adjuvant discovery and our acquisition and in-licensing activities. We expect to continue to derive novel immunotherapies from our internal and external research efforts.

MONOCLONAL ANTIBODY-BASED THERAPEUTICS

     We believe that monoclonal antibodies directed against our antigens may also be useful in treating autoimmune diseases, cancer and infectious diseases. Consequently, we have entered into a number of collaborations focused on monoclonal antibody development. We intend to enter into additional collaborations with antibody companies to more rapidly develop antibody-based therapeutics derived from our novel antigen targets.

     In some cases, the effectiveness of therapeutic antibodies can be increased by attaching radioisotopes or other cytotoxic agents for use as "radioimmunotherapy" or "chemoimmunotherapy." By using an antibody to deliver a radioisotope or other cytotoxic agent to the targeted cells, the effect of the radiation or cytotoxic agent can be concentrated in the immediate vicinity of those cells.

     BEXXAR(TM), our most advanced product candidate, incorporates each of the principal attributes of an effective radioimmunotherapy for treating Non-Hodgkin's lymphoma, or NHL. These attributes are:

     - an antigen specific to B-cells;

     - a therapeutically active monoclonal antibody targeted to that antibody;

     - the radioisotope appropriate for the disease profile; and

     - an optimized therapeutic protocol.

ADJUVANTS AND ANTIGEN DELIVERY SYSTEMS TO INCREASE EFFECTIVENESS OF VACCINES AND IMMUNOTHERAPEUTICS

     By combining our antigen discovery capabilities with our adjuvant and delivery technologies, we believe we can accelerate the development of potential therapies for treating or preventing autoimmune diseases, cancer and infectious diseases. We also believe that many vaccines can be improved by including our adjuvant and delivery components, leading to multiple new products that are at least in part, POWERED BY CORIXA(TM).

TARGETED ONCOLOGICS

     We believe that combining our TAP pro-drug technology with our understanding of biochemical mechanisms involved in metastasis may lead to broader therapeutic uses of conventional chemotherapies. TAP pro-drug versions of existing cytotoxic drugs are designed to be activated near metastatic cancer cells, but remain stable in circulation and in normal tissues. Accordingly, TAP-based products may cause larger quantities of cytotoxic agents to reach and enter malignant cells as opposed to normal cells, which could permit a significant increase in maximum tolerated dosages, and potentially overcome drug resistance in cancer cells currently observed in more conventional therapies.

OUR STRATEGY

     Our goal is to be a leader in the development and commercialization of products to prevent, treat or diagnose autoimmune diseases, cancer and infectious diseases. By understanding and directing the immune system and disease mechanisms, we discover and develop vaccines, antigen-based products, novel adjuvants and targeted oncologics. To accelerate the commercial development of potential new therapeutic and prophylactic T cell vaccines and other immunotherapeutic products, we may retain the right to develop and commercialize selected product candidates or we may establish corporate partnerships for product development and commercialization at various stages in the development process. The principal elements of our strategy are as follows:

     BUILD AN INTEGRATED PRODUCT PIPELINE FOCUSED ON THE IMMUNE SYSTEM. We believe that we can best develop effective immunotherapeutic products for autoimmune diseases, cancer and infectious diseases by integrating our proprietary antigen, monoclonal antibody, adjuvant and antigen delivery technologies. We also believe that targeted immunotherapies, such as conjugated antibodies, and targeted oncologics can improve the effectiveness of therapeutic antibodies and existing chemotherapies.

     BROADLY PARTNER CORE TECHNOLOGIES. Because we believe that other companies' immunotherapeutic products may be enhanced by components available from us, we seek to establish corporate partnerships with major commercial entities for each of our proprietary core technologies -- our POWERED BY CORIXA approach. Examples of these partnerships include both antigen-specific collaborations aimed at generating new antibody targets, and license and supply relationships involving vaccine adjuvants, such as MPL(R) adjuvant or ENHANZYN(TM) adjuvant. We believe that both types of partnerships should enable improved immunotherapy based in part on our proprietary technologies.

     ENHANCE OUR PRODUCT PIPELINE BY ESTABLISHING CORPORATE PARTNERSHIPS AT VARIOUS RESEARCH AND DEVELOPMENT STAGES. We intend to enter into corporate partnerships at various stages in the research and development process. For those potential products that show promise in the preclinical or clinical stage, we may seek a corporate partner prior to initiating Phase II clinical trials. In the case of selected technologies or potential products, we may choose to retain development rights and partner these products at a later stage. We believe our active corporate partnering strategy provides four distinct advantages:

     - it focuses on our fundamental strength in immunotherapeutic product discovery and selected product development;

     - it capitalizes on our corporate partners' strengths in product development, manufacturing and commercialization;

     - it may enable us to retain significant downstream participation in product sales; and

     - it reduces our financing requirements.

     ESTABLISH SALES AND MARKETING CAPABILITY. We intend to market and sell selected products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners. We believe that this strategy should enable us to establish a commercial presence in the cancer therapeutics market with BEXXAR, if approved, and create the capability to sell other products that we develop or in-license from other developers. We believe that an established sales and marketing capability will enable us to compete more effectively for opportunities to license or distribute later-stage product candidates and approved products.

     SELECTIVELY ACQUIRE OR IN-LICENSE COMPLEMENTARY TECHNOLOGIES. In addition to developing technology internally, we have in-licensed several significant product opportunities. We intend to continue to pursue in-licensing efforts, and to continue to evaluate acquisitions of companies with complementary technologies. We believe that we can expand our existing technology and product base by in-licensing and that future acquisitions may lead to additional commercial opportunities.

OUR CLINICAL PROGRAMS

AUTOIMMUNE DISEASE

     We have five clinical programs in various stages of clinical testing for a number of autoimmune diseases that are considered important targets for new disease therapy. These five programs are:

     - MPL adjuvant, our vaccine adjuvant, is undergoing Phase III clinical testing in Europe for use in allergy vaccines that are marketed by Allergy Therapeutics and sold by Allergy Therapeutics on a named-patient basis in Germany. MPL adjuvant has completed Phase III clinical trials with GlaxoSmithKline, or GSK, hepatitis and herpes vaccines. In both cases MPL adjuvant improved vaccine efficacy;

     - PVAC(TM) treatment, an immunomodulator to potentially treat moderate to severe psoriasis, is licensed in Japan to Zenyaku Kgoyo and in the United States and Canada to Medicis and has completed a randomized, blinded and controlled Phase II clinical trial in the United States;

     - ANERGIX.RA(TM) complex, a multihistocompatability complex, or MHC, -class II molecule loaded with a collagen peptide for treating RA, is licensed worldwide to Organon and has completed a Phase I/II clinical trial;

     - ANERGIX.MS(TM) complex, an MHC-class II molecule loaded with a MS-associated peptide for treating MS, has completed a Phase I/II clinical trial; and

     - ANERVAX.RA(TM) vaccine, a peptide vaccine for treating RA, has completed a Phase II clinical trial.

CANCER

     We are moving four of our novel cancer therapeutics through clinical development. These four products, in various stages of human testing, are:

     - BEXXAR(TM) therapy, a monoclonal antibody conjugated with a radioisotope for treating low-grade and transformed low-grade NHL. We have co-promotion rights in the United States with GSK through its wholly owned subsidiary, SmithKline Beecham Corporation. BEXXAR is the subject of a BLA under review by the FDA;

     - MELACINE(R) vaccine, a melanoma vaccine for treatment of late-stage melanoma, for which Schering-Plough holds exclusive distribution rights, is currently approved for sale in Canada and has completed Phase III clinical trials in the United States;

     - ENHANZYN(TM) adjuvant, a novel vaccine adjuvant contained in both MELACINE and Biomira's Theratope vaccine. ENHANZYN is currently in Phase III clinical trials of Theratope for treating breast cancer; and

     - Her-2/neu vaccine, for breast and ovarian cancer, is licensed worldwide to SmithKline Beecham plc, and is in Phase I clinical trials.

INFECTIOUS DISEASE

     Our partners are evaluating our adjuvants in a new generation of adult and pediatric vaccines designed to be more safe and effective and to protect against a broader range of diseases. MPL(R) adjuvant is our flagship adjuvant. It is a derivative of the lipid A molecule found in gram-negative bacteria, and has been observed to be a potent immunostimulant. Licenses for MPL adjuvant have been granted to several affiliates of GSK and to Wyeth-Lederle Vaccines for development in over 25 disease targets. Vaccines that incorporate MPL adjuvant have completed or are now in late-stage clinical trials to protect against infection from:

     - herpes virus;

     - hepatitis B virus;

     - human papilloma virus;

     - malaria; and

     - respiratory syncytial virus.

     Our RIBI-529(TM) adjuvant is now in Phase III clinical trials in Argentina as part of a hepatitis B vaccine being developed in collaboration with Rhein Biotech.

OUR PRODUCTS IN DEVELOPMENT

     We have a number of product candidates in various stages of development, many of which are the subject of collaborations with corporate partners. The following table sets forth the potential application(s) for a particular product candidate, the product candidate's present stage of development and the identity of our corporate partner, if any. Partnerships with subsidiaries of GSK are identified as GSK partnerships.

         PRODUCTS                  DISEASE/INDICATION            DEVELOPMENT STAGE           PARTNER(S)
--------------------------------------------------------------------------------------------------------------
AUTOIMMUNE DISEASE
MPL(R) adjuvant             Enhance efficacy of certain        Phase III               Allergy Therapeutics
                            allergy vaccines                                           holds co-exclusive
                                                                                       rights;
PVAC(TM) treatment          Moderate to severe psoriasis       Phase II                Medicis Pharmaceutical
                                                                                       and Zenyaku Kogyo
ANERGIX.RA(TM) complex      Rheumatoid arthritis               Phase I/II              Organon
ANERGIX.MS(TM) complex      Multiple sclerosis                 Phase I/II              Unpartnered
ANERVAX.RA(TM) vaccine      Rheumatoid arthritis               Phase I/II              Unpartnered
MPL(R) adjuvant             Enhance efficacy of certain        Preclinical             GSK holds co- exclusive
                            allergy vaccines                                           rights
IFNAR                       Several autoimmune indications     Preclinical             Unpartnered
--------------------------------------------------------------------------------------------------------------
CANCER
BEXXAR(TM) therapy          Low-grade and transformed NHL      BLA under review        GSK
MELACINE(R) vaccine         Stage IV malignant melanoma        Approved in Canada;     Schering-Plough
                                                               Phase III in U.S.
MELACINE(R) vaccine         Stage II malignant melanoma        Phase III               Schering-Plough
ENHANZYN(TM) adjuvant       Adjuvant component in              Phase III               Biormira holds
                            Theratope(R) therapeutic vaccine                           exclusive rights for
                            for breast cancer                                          certain antigens; other
                                                                                       targets unpartnered
RIBI-529(TM) adjuvant       Enhance efficacy of cancer and     Phase III in Argentina  Rhein Biotech
                            infectious disease vaccines
Her-2/neu vaccine           Late-stage breast and ovarian      Phase I                 GSK
                            cancer
Mammaglobin vaccine         Breast cancer                      Preclinical             GSK
WT-1 vaccine                Leukemia                           Preclinical             Unpartnered
Novel cancer vaccine        Prostate cancer                    Preclinical             GSK
MPL(R) adjuvant             Enhance efficacy of certain        Preclinical             GSK holds exclusive
                            cancer vaccines                                            rights for certain
                                                                                       antigens
CPI-0004                    TAP pro-drug                       Preclinical             Unpartnered
Novel cancer vaccines       Breast, colon and ovarian cancer   Research                GSK
Novel cancer vaccine        Lung cancer                        Research                Pharmaceutical division
                                                                                       of Japan Tobacco;
                                                                                       Zambon Group
Novel cancer vaccine        Leukemia/lymphoma                  Research                Unpartnered
Microsphere-based antigen   Lung cancer                        Research                Zambon Group holds
  delivery and LeIF                                                                    certain license rights
  adjuvant
Microsphere-based antigen   Enhance efficacy of multiple       Research                GSK hold certain option
  delivery and LeIF         cancer and infectious disease                              rights
  adjuvant                  vaccines
--------------------------------------------------------------------------------------------------------------
INFECTIOUS DISEASE
MPL(R) adjuvant             Enhance efficacy of certain        Phase I, II and III     Partnered for certain
                            infectious disease vaccines                                diseases with GSK;
                                                                                       Wyeth-Lederle Vaccines

         PRODUCTS                  DISEASE/INDICATION            DEVELOPMENT STAGE           PARTNER(S)
--------------------------------------------------------------------------------------------------------------
Novel infectious disease    Human leishmaniasis                Phase I                 IDRI, Gates Foundation
  vaccine
Novel infectious disease    Tuberculosis                       Preclinical             GSK
  vaccine
Novel infectious disease    Chlamydia trachomitis and          Research                GSK
  vaccines                  Chlamydia pneumoniae
Novel infectious disease    Herpes virus                       Research                Unpartnered
  vaccine
Candida antibody and        Systematic and vaginal yeast       Research                Unpartnered
  vaccine products          infections
Diagnostic                  Visceral leishmaniasis             Commercialized,         Several companies
                                                               development
Diagnostic                  Chagas' Disease                    Commercialized          Diamed
Reference laboratory        Certain tick-borne diseases        Commercialized          Imugen
  diagnostic
Rapid diagnostic test       Tuberculosis                       Commercialized          ICT Diagnostics, a
                                                                                       subsidiary of AMRAD
--------------------------------------------------------------------------------------------------------------
OTHER PARTNERED PROGRAMS
Adoptive Immunotherapy      Multiple cancers                   Phase I                 IDRI
Cancer gene therapy         Multiple cancers                   Phase I                 Introgen Therapeutics
  (MDA-7)
RC-552                      Ischemia-reperfusion injury        Preclinical             CoPharma Inc.
Phototherapeutics           Cancer                             Phase I                 QLT PhotoTherapeutics
Certain vaccine and         Various indications                Diagnostics are         Heska
  diagnostic technologies                                      commercialized;
  for companion animal                                         vaccines are in
  health                                                       research
Other diagnostic products   Multiple cancers                   Research                Unpartnered
--------------------------------------------------------------------------------------------------------------

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

     - "Phase I" means products that are currently in Phase I clinical trials, performed to evaluate the safety of a vaccine and its ability to stimulate an immune response;

     - "Phase I/Phase II" means products that are currently in Phase I/Phase II clinical testing, being tested to determine safety and preliminary efficacy;

     - "Phase II" means products that are currently in Phase II dose-ranging clinical testing, being tested to further determine safety and efficacy;

     - "Phase III" means products that are currently in Phase III clinical testing, being tested to determine efficacy;

     - "BLA" means the product is currently the subject of a biologics license application under review by the FDA; and

     - "Commercialized" means sales to third parties for use in diagnostic applications, which have resulted in immaterial revenues to date.

OUR PRODUCT PIPELINE AND DEVELOPMENT STATUS

AUTOIMMUNE DISEASE

     MPL(R) ADJUVANT FOR ALLERGY DESENSITIZATION. Allergies caused by grasses, trees and house dust mites afflict an estimated 20% of the population in developed countries. Allergy Therapeutics Ltd., or ATL, and GSK's wholly owned subsidiary, SmithKline Beecham plc, have each licensed certain rights to our MPL adjuvant for use in allergen-based allergy desensitization products. Under the terms of the agreements with ATL and SmithKline Beecham, we may not grant further rights to MPL adjuvant for allergen-based allergy products. Initially the ATL collaboration will target products that relieve allergic symptoms caused by pollens from grasses, trees and house dust mites. Although current desensitization methods offer some relief to most allergy sufferers, we believe the addition of MPL adjuvant may allow the development of more effective, and more easily administered allergy treatments.

     In October 1999, ATL presented data from its initial Phase II multi-center clinical trials for using MPL adjuvant in its allergy product for grass at the Allergie 2000 meeting in Munich, Germany. The results suggested that adding MPL adjuvant to desensitization products may result in a more rapid response to treatment, fewer treatments with decreased dosages, and a higher response rate. ATL continues to conduct Phase II and Phase III clinical trials to assess immunologic parameters and safety. In October 1999, ATL launched allergy products containing MPL adjuvant on a named-patient basis in Germany.

     PVAC(TM) TREATMENT FOR PSORIASIS. Psoriasis is a dermatological disorder that afflicts approximately 1% to 2% of the North American and European populations. The disease is characterized by chronic inflammatory lesions with red, scaling plaques and is believed to be an autoimmune phenomenon initiated by T cells. In collaboration with Genesis Research and Development Corporation, we are testing PVAC treatment for use as an immunotherapeutic product for psoriasis. PVAC treatment is based on a proprietary process and formulation derived from heat-killed Mycobacterium vaccae. We hold exclusive rights under SR Pharma's intellectual property portfolio for the use of Mycobacterium vaccae-derived products to treat psoriasis and certain other autoimmune diseases. We have partnered our PVAC treatment program with Medicis in the United States and Canada and with Zenyaku Kogyo in Japan. We have recently completed a Phase II clinical trial of PVAC treatment in the United States and have a Phase II clinical trial in progress in Brazil under a U.S. IND.

     ANERGIX(R) COMPLEX. Each ANERGIX complex is an MHC-class II molecule loaded with a disease-specific peptide. We have two forms of ANERGIX complex, ANERGIX.RA(TM) complex for treating RA and ANERGIX.MS(TM) complex for treating MS.

     RA is a chronic, progressive autoimmune disease characterized by progressive joint destruction, deformity and disability. The disease affects more than 8 million people worldwide. Most drugs approved for treating RA treat the symptoms of RA, not its underlying cause. In collaboration with Organon, we have completed a randomized placebo-controlled Phase I/II clinical trial of ANERGIX.RA complex in patients with advanced RA. Data from an interim analysis of this trial was presented at The American College of Rheumatology meetings in November 1999. This interim analysis demonstrated that ANERGIX.RA complex was well tolerated by treated patients and indicated potential clinical benefit at the two top dose levels studied. The interim results also indicated that clinical results were most pronounced in patients who had peripheral blood T cells capable of recognizing the synthetic collagen peptide present in the ANERGIX.RA complex. In December 2000, we amended and restated our agreement with Organon to include continued development of our recombinant form of ANERGIX.RA.

     MS is an autoimmune disease in which the body's T cells recognize the outer covering of nerves in the central nervous system as foreign and attempt to destroy this protective neural covering. The severity of MS fluctuates and can lead to progressive impairment of mobility and paralysis. There are more than 600,000 MS patients in the world, with approximately 350,000 in the United States. In 1998, we completed a randomized placebo-controlled Phase I/II clinical trial of ANERGIX.MS complex in patients with secondary progressive MS. Results of this trial indicated that the product was well tolerated by treated patients, caused no generalized immune suppression and demonstrated some evidence of clinical efficacy. We are seeking a partner for ANERGIX.MS(TM) complex prior to initiating additional Phase II trials.

     The ANERGIX(R) complex products that we have evaluated in clinical trials are natural products. Due to the high cost of manufacturing, these natural products are likely to be difficult to commercialize. Our scientists have developed recombinant forms of ANERGIX complex products that may be far less expensive to produce and have demonstrated efficacy in both in vitro and in vivo models of autoimmune disease. We intend to select one of these recombinant solutions to use in continuing and expanding clinical evaluation of ANERGIX complex products.

     ANERVAX.RA(TM) VACCINE. ANERVAX.RA vaccine is a therapeutic peptide vaccine for treating advanced RA. Although results of a 53-patient randomized placebo-controlled Phase I/II clinical trial demonstrated that the product was well tolerated by treated patients and reduced disease severity in several patients, our scientists have been working to improve the ANERVAX.RA vaccine formulation prior to continuing clinical evaluation. We believe the addition of one of our proprietary adjuvants to the ANERVAX.RA vaccine may improve its efficacy in animal models of autoimmune disease. We are reformulating this peptide vaccine to incorporate this novel adjuvant technology and are seeking to partner this program before entering into additional clinical trials.

CANCER

     BEXXAR(TM). NHLs are blood-borne cancers of the immune system, all of which involve proliferation of malignant B lymphocytes, or B cells. According to statistics from the National Cancer Institute, approximately 270,000 people are afflicted with NHL in the United States. More than [56,000] new cases are expected to be diagnosed in 2001. NHL is the sixth leading cause of death among cancers in the United States and has the second fastest growing mortality rate. NHL is categorized by histology as either low-, intermediate- or high-grade disease. These classifications differ significantly with respect to the speed of disease progression, the pattern of response to and relapse after conventional chemotherapy and the patients average life expectancy. In relapsed low-grade patients, the disease can transform to an intermediate- or high-grade histology, referred to as transformed low-grade NHL. In the United States approximately 140,000 patients have low-grade or transformed low-grade NHL, approximately 100,000 have intermediate-grade NHL and approximately 30,000 have high-grade NHL.

     Our most advanced product candidate, BEXXAR (tositumomab, iodine I 131 tositumomab), consists of a monoclonal antibody conjugated with a radioisotope. BEXXAR is the subject of a collaboration with GSK under which we would comarket BEXXAR with GSK in the United States if and when the FDA approves BEXXAR for commercial sale. We are seeking initial approval of BEXXAR for treating low-grade and transformed low-grade NHL in patients who have relapsed after, or are refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of BEXXAR to other indications.

     In September 2000, we submitted a Biological License Application, or BLA, for BEXXAR to the FDA. In October 2000, the FDA assigned priority review status to the BEXXAR BLA, and subsequently accepted the application for filing in November. To date, no radioimmunotherapy products have been approved in the United States for treating people with cancer.

     On March 16, 2001, we received a complete review letter from the FDA following the agency's 6 month review of the BEXXAR BLA. Issuance of the complete review letter satisfied the FDA's performance goal for priority review under the Prescription Drug User Fee Act. In the complete review letter, the FDA outlined additional clinical and manufacturing information that we must submit as a result of the review. The FDA requested updated and/or final safety and efficacy data from ongoing, recently completed and other additional trials to establish safety and effectiveness. We and GSK believe that safety and efficacy data from recently completed trials, beyond those contained in the BEXXAR BLA, may fulfill FDA's requests. Recently completed trials have:

     - Examined comparative safety and efficacy in low-grade NHL patients treated either with BEXXAR or the unlabeled antibody in BEXXAR;

     - Assessed clinical safety and efficacy of BEXXAR treatment of relapsed, refractory low-grade NHL patients who did not respond to Rituxan(R) (rituximab); and

     - Assessed BEXXAR safety and efficacy as front-line therapy in low-grade NHL patients.

The FDA also requested:

     - Further documentation and analysis of patient diagnosis and confirmation of response from pivotal and non-pivotal trials that involved treatment of low-grade lymphoma patients, including those patients with transformed low-grade lymphoma;

     - Additional information or source documentation regarding:

        - Certain adverse events,

        - Long-term follow-up on patient thyroid function and HAMA response,

        - White blood cell counts following BEXXAR administration, and

        - Dosimetry calculations on certain patients whose response data was submitted in the BLA;

     - Further documentation and analysis supporting comparability of tositumomab manufactured by different suppliers during the course of BEXXAR clinical development; and

     - Additional documentation and test results related to validation of various production processes and release tests as well as additional information concerning processes and procedures used in drug shipment.

     Our current goal is to provide responses to all FDA questions provided in the six-month complete review letter within three months.

     MELACINE(R) VACCINE. Melanoma, if not detected and treated early, can be highly metastatic and is the most deadly form of skin cancer. Death due to malignant melanoma is usually caused by complications after the disease has spread to the lungs, liver, brain or other organs. Standard therapy for primary skin tumors includes surgery followed by observation.

     Our MELACINE melanoma vaccine, a potential therapeutic for treating melanoma, is available for sale in Canada. MELACINE vaccine consists of lysed (broken) cells from two human melanoma cell lines combined with our proprietary DETOX(TM) adjuvant. DETOX adjuvant, named ENHANZYN(TM) adjuvant for other uses, includes MPL(R) adjuvant and mycobacterial cell wall skeleton, both of which activate the human immune system in the context of vaccination. MELACINE vaccine is administered as a two-shot vaccination once a week for five weeks. In addition, patients may receive a second course of therapy and maintenance therapy of one vaccination a month. We have granted worldwide distribution rights for MELACINE vaccine to Schering-Plough Corporation, a leader in cancer therapy.

     In February 2000, the Southwest Oncology Group, or SWOG, released preliminary data from a Phase III clinical trial, designed to determine the ability of MELACINE vaccine to prevent recurrence of disease in patients with Stage II melanoma with primary skin tumors between 1.5 and 4 mm in depth. The study compared 346 patients who had skin tumors surgically removed and were treated with MELACINE vaccine to 343 patients who had tumors removed followed by observation but who did not receive MELACINE vaccine.

     Patient accrual in this trial was completed in late 1996. Eighty-nine of the patients, some from the treatment group and some from the observation group, were later determined to be ineligible for the clinical trial, in most cases because tumor size was either less than 1.5 mm (41 cases) or greater than 4 mm (23 cases) in depth.

     The evaluation of disease-free survival was performed on both the eligible patients and on all 689 randomized patients (the intent-to-treat population). An analysis of the eligible patient population found no statistically significant difference in disease-free survival between the patients randomized to be treated with MELACINE(R) vaccine and patients randomized to observation alone. However, the results of the intent-to-treat analysis on the total population indicated there was a statistically significant difference in disease-free survival between the patients treated with MELACINE vaccine and patients randomized to observation alone (p=0.04). The majority of adverse events reported were mild to moderate with local injection site reaction as the primary toxic event. We are working with SWOG to update the database reflecting patient status in 2000.

     We have completed a 253 patient Phase III clinical trial comparing MELACINE(R) + Intron A (alpha interferon) therapy in Stage IV metastatic melanoma patients to therapy with Intron A alone. Stage IV melanoma is an aggressive malignancy associated with an extremely high rate of mortality. While there was no survival advantage noted in the overall trial between the treatment groups, women treated with MELACINE + Intron A survived significantly longer than did women treated with Intron A alone (p=0.018). Median duration of survival in the Intron A group was 187 days, whereas median survival in women treated with Intron A and MELACINE was 353 days. Response rates (complete and partial responders) in both treatment arms were similar, ranging from 8% to 10%. Moreover, in women who responded, the median duration of response was much longer in women treated with Intron A and MELACINE (668 days) as compared to women treated with Intron A only (157 days). In part, this may be due to a more potent immune response against self-antigens in women, given that the rate of development of autoimmune disease in women is far higher than that observed in men.

     In the first quarter of 1998, we filed a license application for MELACINE vaccine with the European Agency for the Evaluation of Medicinal Products. We withdrew the application in November 1998 after the European Agency requested additional clinical and product data, and we preserved the right to refile the application later with the requested data. We intend to file a BLA for MELACINE in the United States in 2001.

     ENHANZYN(TM) ADJUVANT. ENHANZYN adjuvant is a composition that we believe activates the human immune system in the context of vaccination. Human clinical data have been published that demonstrate that one of our formulations of ENHANZYN adjuvant, DETOX B-SE(TM) adjuvant, may play an important role in generating an immune response with the Theratope therapeutic cancer vaccines of Biomira, Inc. or Biomira. Biomira has licensed DETOX B-SE adjuvant for the clinical development and potential commercialization of Theratope products. In 1996, Biomira announced that final Phase II clinical data indicated that its Theratope product for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. In November 1998, Biomira announced the start of a pivotal Phase III clinical trial to evaluate the efficacy of Theratope therapeutic vaccine in treating metastatic breast cancer. Biomira has announced that the trial will include 75 to 80 centers worldwide studying approximately 900 evaluable patients. Primary endpoints for the trial are time to disease progression and survival. In March 2001, Biomira announced it has recruited 950 patients in its Phase III clinical trial with Theratope vaccine for metastatic breast cancer. Biomira has planned two interim analyses for the Theratope vaccine trial to make this product candidate available to cancer patients as soon as possible, should the preliminary data demonstrate therapeutic benefit before the final analysis. We have also supplied QLT with proprietary adjuvants for use in photodynamic therapy of cancer. Phase I clinical trials of this clinical modality have begun.

     HER-2/NEU VACCINE. Her-2/neu is a protein that is normally expressed at very low levels by cells of the breast, ovaries, skin, lung, liver, intestines and prostate. In some instances, tumor cells derived from these tissues express the Her-2/neu protein at an elevated level. Accordingly, we believe Her-2/neu protein is an appropriate candidate for a vaccine antigen. As a result, we are conducting a number of Phase I clinical trials designed to test the effects of various Her-2/neu vaccine product formulations. These trials are evaluating peptide vaccines based on the Her-2/neu antigen for treating breast and ovarian cancer. The clinical trials are intended primarily to test the vaccines' safety; however, we also intend to measure the induction of immune responses to the Her-2/neu antigen. One of these trials also involves our proprietary microsphere antigen delivery system. Our Her-2/neu vaccine program is included in our current collaboration and license agreement with SmithKline Beecham plc.

     We are currently engaged in discovering antigens for many of the world's most widespread forms of cancer, including breast, prostate, lung, colon and ovarian carcinoma and leukemia. According to the

American Cancer Society, or ACS, the number of new cases projected for these six diseases in 2000 was more than 3.2 million patients worldwide, with just over 18%, or 581,200, of these estimated to occur in the United States. Most of these patients undergo chemotherapy, radiation therapy and surgery, yet the vast majority of these patients are likely to relapse with malignant disease within ten years following surgery. We believe that our vaccines will initially be useful in those patients who have undergone such therapies. Our breast, prostate, colon and ovarian cancer antigen discovery programs are the subject of our current collaboration and license agreement with SmithKline Beecham.

     We have identified many gene sequences that may be either uniquely expressed or markedly over-expressed in solid tumors. We have filed patent applications on a significant number of these tumor gene sequences. We continue to analyze the immunological characteristics of these tumor gene sequences with the goal of selecting several antigens for use in vaccines for each of breast, ovarian, colon and prostate carcinoma.

     Building on our progress in cancer antigen discovery, we have initiated additional discovery programs in several other tumor types, including lung cancer and leukemia. According to the WHO, lung cancer remains the most common cancer in terms of worldwide mortality (1.2 million deaths) based on data from 1990. These WHO statistics predicted that in the United States, an estimated 164,100 new cases would be diagnosed in 2000 and an estimated 156,900 people would die in 2000 from the disease. For leukemia, 30,800 new cases were projected by the ACS to be diagnosed in the United States in 2000, with 21,700 deaths predicted in the United States in 2000. Due to the magnitude and severity of these diseases and the lack of effective therapies, we have begun antigen discovery and vaccine development efforts for lung cancer and leukemia using approaches similar to those we use for other cancers. Our lung cancer antigen discovery program is the subject of our May 1999 collaboration agreement with Zambon Group and our June 1999 collaboration agreement with the pharmaceutical division of Japan Tobacco. In addition to our internal discovery efforts for leukemia antigens, we have in-licensed a novel and patented gene from the Massachusetts Institute of Technology for potential development in a leukemia vaccine. The gene, known as WT-1, is expressed in a significant percentage of most leukemias and may, therefore, be useful as a vaccine antigen.

INFECTIOUS DISEASES

     MPL(R) ADJUVANTS IN INFECTIOUS DISEASE VACCINES. A number of our partners are evaluating our adjuvants for use in infectious disease vaccines. Several GSK affiliates and Wyeth-Lederle Vaccines are evaluating MPL adjuvant in a generation of adult and pediatric vaccines designed to protect against a broader range of diseases. Vaccines that incorporate MPL adjuvant are in clinical trials against herpes virus, hepatitis B virus, human papilloma virus, malaria and respiratory syncytial virus.

     In December 1998, GSK's wholly owned subsidiary, GlaxoSmithKline Biologicals, announced Phase III safety and efficacy results of a hepatitis B vaccine containing our MPL adjuvant. GlaxoSmithKline Biologicals developed this vaccine to address low or non-responding patients to GSK's current hepatitis B vaccine, Engerix-B. Engerix-B is currently the world's leading hepatitis B vaccine, with over 450 million doses administered worldwide. The new vaccine combines the antigen from Engerix-B with GSK's adjuvant, SBAS4, which contains our MPL adjuvant.

     In the clinical trial involving nonresponders and comparing Engerix-B with the new vaccine, investigators measured seroconversion rates (protective antibody levels) one month after each of three vaccine doses; at zero, one and six months. After the first dose, 78% of the group given the new vaccine seroconverted versus 59% of the Engerix-B group. After two doses, 96% versus 76% seroconverted. After the third and final treatment, 98% of patients receiving the vaccine containing MPL adjuvant seroconverted compared to only 81% of patients given Engerix-B.

     In a multicenter study of healthy individuals, more than 98% of those vaccinated with Engerix-B containing MPL adjuvant achieved protective anti-hepatitis B antibody levels after just two doses, whereas three doses of the current Engerix-B product were required to obtain a similar level of protection.

     In addition to the hepatitis B vaccine, our MPL adjuvant is included in a number of other vaccines that GSK is developing. SmithKline Beecham recently completed a Phase III clinical trial of a genital herpes vaccine containing MPL adjuvant in which women were shown to have benefited from vaccination. Also, GSK has begun clinical trials of vaccines that include MPL adjuvants to treat papilloma virus, malaria and respiratory syncytial virus infections. GSK's experience with MPL adjuvant-containing vaccines includes 10,000 subjects receiving over 25,000 doses. GSK has reported positive safety and immunogenicity results. In addition, Wyeth-Lederle Vaccines is in clinical development of a pediatric combination vaccine that contains MPL(R)adjuvant.

     Our RIBI-529(TM) adjuvant is now in Phase III clinical trials in Argentina as part of a hepatitis B vaccine that we are developing in collaboration with Rhein Biotech.

     LEISHMANIASIS VACCINE. Leishmaniasis is a skin and visceral disease endemic in South America, Africa, the Middle East and the Indian sub-continent, and according to the World Health Organization, or WHO, kills approximately 500,000 people annually. Leishmaniasis is caused by the parasite Leishmania, which is carried by sand flies. A prototype leishmaniasis vaccine containing antigens discovered by us has been tested on a compassionate-use basis in Phase I clinical trials in a small number of leishmaniasis patients in Brazil. In March 2000, the Infectious Disease Research Institute, IDRI, received a $15 million grant from the Bill & Melinda Gates Foundation to fund its ongoing effort with us to develop a vaccine to prevent leishmaniasis. We intend to conduct Phase I clinical trials in the United States as well as larger Phase I/II clinical trials in Brazil, Peru, Iran and Sudan.

     TUBERCULOSIS. Mycobacterium tuberculosis, or Mtb, infection causes more deaths than any other infectious disease in the world. According to the National Institute of Allergy and Infectious Diseases, an estimated 1.7 billion people are infected with Mtb, including approximately 15 million people in the United States. Any of these people may develop active tuberculosis during some stage of their lives. Each year, approximately 8 million people worldwide contract active tuberculosis. According to year 2000 statistics, an estimated 2 million die annually from the disease. Between 2000 and 2020 nearly 1 billion people will be newly infected with tuberculosis, 200 million people will get sick and 35 million will die. In addition, the WHO estimates that more than 50 million people worldwide may be infected with drug-resistant strains of Mtb. Our goal is to develop specific vaccines for both conventional and drug-resistant strains of Mtb.

     From more than 100 candidate Mtb gene products, we have identified as candidate vaccine antigens a number of antigens that specifically trigger appropriate helper T cell responses in vitro. The Mtb gene products are the subject of several of our patent applications covering composition of matter and vaccine and diagnostic methods of use. We selected several of the candidate vaccine antigens for skin testing in both infected-healthy and infected-diseased individuals in South America to determine which of these antigens are recognized by patients' immune systems. Based on results from these tests and continued analysis of patient T cell responses in vitro, we have begun preclinical studies for both therapeutic and prophylactic vaccines in mouse, guinea pig and monkey models of Mtb infection. We are conducting these preclinical studies in order to select a vaccine candidate for Phase I clinical trials. We are targeting initiation of Phase I clinical trials in 2001.

     CHLAMYDIA TRACHOMITIS. Chlamydia trachomitis, or C. trachomitis, causes the most common sexually transmitted disease in the United States. Although C. trachomitis can be transmitted during sexual contact with an infected partner, it is often not diagnosed and treated until complications develop. Studies show that as many as 85% of women and 40% of men with chlamydial infections have no symptoms whatsoever. The CDC estimates that in the United States alone, over 4 million new cases arise each year. The highest rates of chlamydial infections are among 15 to 19 year olds, regardless of demographics or geographic location. Complications from the disease include Pelvic Inflammatory Disease, a serious cause of infertility among women of childbearing age. Further, a woman may pass the infection to her newborn during delivery, with subsequent neonatal eye infection or pneumonia. The WHO estimates that worldwide, approximately 89 million C. trachomitis infections occurred in 1997 alone. We are currently identifying candidate C. trachomitis antigens for use in a potential preventative vaccine for this pathogen. This program is one of the three infectious disease programs covered under our current collaboration and license agreement with GSK's wholly owned subsidiary, SmithKline Beecham plc.

     CHLAMYDIA PNEUMONIAE. Chlamydia pneumoniae, or C. pneumoniae, is a major cause of pneumonia, bronchitis and sinusitis. C. pneumoniae is a human pathogen that is transmitted by the respiratory route.

Retrospective studies made using serum bank investigations indicate that C. pneumoniae infection is as prevalent today as it was in 1963. According to the CDC, more than half of the adults in the United States and many other countries worldwide have antibodies specific to C. pneumoniae, indicating widespread prior infection. The incidence of pneumonia in the United States is about one in 80 persons each year, and virtually everyone is infected at some point in life, with reinfection common. The CDC reports that one effect of C. pneumoniae infection is atherosclerosis. Seroepidemiological studies have associated C. pneumoniae infection with the related conditions of coronary artery disease, myocardial infarction and cerebrovascular disease. The association of C. pneumoniae with atherosclerosis has been corroborated by the presence of the organism in atherosclerotic lesions throughout the arterial tree, and the near absence of the organism in healthy arterial tissue. We are now currently engaged in the discovery of candidate C. pneumoniae antigens for use in a potential preventative or therapeutic vaccine for this pathogen. This program is one of the three infectious disease programs covered under our current collaboration and license agreement with GSK.

     OTHER INFECTIOUS DISEASES. We are also discovering candidate antigens with the goal of developing potential vaccines for infections stemming from Herpes Virus (Type 1 and Type 2) and Candida. Systemic and vaginal Candida infections are a recurring and serious problem for many people worldwide. We are collaborating with an early-stage biotechnology company, LigoCyte Pharmaceuticals, to develop a novel therapeutic antibody for use in hospital-based systemic infections, and a vaccine that might reduce the incidence of vaginal candidiasis in the subset of women who suffer from Candida infections on a recurring basis. We believe our antigen discovery technology will be useful in identifying antigens for use in vaccines that may either prevent or treat the widespread diseases caused by Herpes Virus and Candida, which afflict over 100 million people world wide. Our efforts with respect to Herpes Virus and Candida are in early stage research.

OTHER PRODUCTS IN DEVELOPMENT

     ADOPTIVE IMMUNOTHERAPY PRODUCTS. T cells, particularly CTL, are generally believed to be essential to protective immunity against cancer. As a result, for many years scientists and clinicians have studied the potential of growing a patient's own CTL or antigen presenting cells, or APC, outside the body, or ex vivo, and then using those CTL or APC in treating the patient's advanced cancer. CTL grown ex vivo have been shown to shrink and/or eliminate tumors, both in animal models and in clinical trials. This therapeutic approach, called adoptive immunotherapy, is limited by the difficulty of growing sufficient numbers of tumor antigen reactive CTL or APC ex vivo for re-infusion into cancer patients. We believe that several of our core technologies may be useful in developing adoptive immunotherapy procedures for cancer treatment, and we have identified several tumor antigens that we or our corporate partners may use to stimulate in vitro growth of tumor-reactive CTL. In addition, we have demonstrated that our microsphere and adjuvant technologies enhance the in vitro generation and growth of tumor antigen-reactive CTL. We intend to pursue research and corporate partnership opportunities in the field of adoptive immunotherapy of cancer. In March 1999, we entered into a research agreement with IDRI pursuant to which IDRI will provide us grant funding for three years to fund research and development of adoptive immunotherapy products for treating cancer.

     CANCER GENE THERAPY. In recent years a number of so-called tumor suppressor genes have been discovered. The expression of tumor suppressor genes in tumor cells eliminates the malignant phenotype and returns the tumor cell to a state resembling a normal tissue cell, under the control of cellular processes that keep the cell from entering a state of rapid division or malignancy. Following our acquisition of GenQuest in 1998, we obtained rights to a particular tumor suppressor gene, called MDA-7. Expression of MDA-7 in tumor cells stops tumor cell growth both in test tube and animal experiments. In 1999, we licensed the MDA-7 gene to Introgen Therapeutics for use in gene therapy applications for treating cancer. Introgen Therapeutics commenced a Phase I clinical trial of MDA-7 in November 2000.

     CARDIOPROTECTANT. Ischemia-reperfusion injury is damage that can occur in tissue during the oxygen deprivation of interrupted blood flow, or ischemia, and when blood flow is restored after, for example, a heart attack or a planned event such as cardiovascular surgery, angioplasty or organ transplantation. Paradoxically, restoring blood flow to ischemic tissue may induce a complex series of events leading to both reversible and irreversible tissue damage beyond any damage that may have occurred during the ischemic period. It is believed that a significant factor in reperfusion injury is the generation of free radical molecules, which attack and damage cardiac tissue. Reperfusion injuries can result in a number of complications, including tissue death, depression of heart function, irregular heart beat and, in some cases, death. Our synthetic chemistry program has generated a novel cardioprotectant, RC-552(TM), which we have demonstrated in preclinical studies to be fast acting and potent. Potential clinical applications for RC-552 cardioprotectant may include coronary artery bypass graft surgery, aortic valve replacement, angioplasty, noncardiac surgery in high-risk patients, unstable angina, acute myocardial infarction thrombolytic therapy and organ transplantation. In January 2001, we entered into an agreement with CoPharma to develop and commercialize our cardioprotectant, RC-552. Under the terms of the agreement, CoPharma will develop and commercialize RC-552 for treating and preventing cardiac disorders, neuronal damage and ischemia-reperfusion injuries.

     ANIMAL HEALTH PRODUCTS. We believe that certain of our human vaccine and diagnostic products also may have applications in diagnosing and treating disease in animals. For instance, Europe is the primary market for products targeting leishmaniasis, which can infect dogs. We are collaborating with Heska, a developer and marketer of companion animal diagnostics and therapeutics, to develop and commercialize diagnostics and vaccines for leishmaniasis in dogs.

CORE TECHNOLOGIES

OUR ANTIGEN-DISCOVERY CAPABILITIES

     Our ability to discover numerous antigens allows us to select those that will work most effectively in a given vaccine or as the best targets for developing antibody-based products. When making this selection, we focus on antigens that are recognized by the greatest percentage of individuals, stimulate the strongest immune responses and are expressed by the greatest percentage of pathogen strains or tumor types. In connection with autoimmune diseases, we focus on discovering otherwise normal antigens, or auto-antigens, that trigger autoimmune responses and disrupt the pathway that leads to the destruction of healthy tissue.

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

     - immunological characterization of candidate antigens; and

     - analysis of antigens as targets for developing antibody-based products.

     Our discovery approach also includes correlating the antigens that we discover with patient immune responses. In this way, we focus on identifying proteins that are recognized by the human immune system and are therefore antigenic.

     Our antigen discovery research culminates in the isolation of pathogen, tumor or auto-antigen genes that encode antigens with significant potential to be the basis of vaccines or other immunotherapeutic products. These antigens may be in the form of either recombinant proteins or biosynthetically-produced peptides. We have discovered multiple pathogen and tumor gene and protein sequences. As a result, we have filed numerous patent applications seeking both composition of matter and/or vaccine and diagnostic method of use claims. We have also filed a number of applications for the potential use of our antigens or adjuvant-based technology for use in diagnosing, preventing or treating certain autoimmune diseases.

OUR NOVEL VACCINE DESIGN

     The majority of available vaccines trigger protective antibody responses that can destroy invading pathogens. Antibodies are protein-based products of specialized immune system cells called B cells. Antibodies recognize and attach to a pathogen's antigens and trigger the non-specific elimination of the pathogen. Antigens are components of the invading pathogen that are recognized by cells of the immune system. Today's vaccines are made of either whole organisms that contain antigens or the antigens themselves. These antigens can be peptides, proteins or carbohydrates. Typically these vaccines are formulated by combining antigens with an adjuvant, an immune system booster.

     The antibody responses triggered by available vaccines usually cannot eliminate tumors or certain infectious diseases. We believe that an effective immune response against these diseases requires the action of pathogen-reactive or tumor-reactive T lymphocytes, or T cells. Our vaccine program focuses on activating specialized T cells known as cytotoxic T lymphocytes, or CTL, that recognize and kill pathogen-infected tissue or tumor cells.

     The body's immune response is a complex series of events that begins when a specialized immune system cell called an antigen presenting cell, or APC, processes antigens. Antigens are processed by APCs through two different pathways, the Class I and Class II Pathways. The antibody response produced by currently available vaccines results from antigen-processing only through the Class II Pathway. The Class II Pathway breaks down antigens into specific peptides that are then presented on the surface of an APC by major histocompatibility, or MHC, Class II proteins. Antigen presentation by MHC Class II proteins results in activation of CD4 positive helper T cells. These helper cells produce immune system hormones called cytokines that "help" generate various components of both cellular and antibody-based immune responses. Depending on the specific cytokines that helper T cells produce, the helper T cell response is classified as either Th1 or Th2. Th1 responses help generate and activate CTL and lead to antibody production by B cells. In this way, a Th1 response may lead to pathogen elimination.

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

     We have shown in preclinical studies that CTL can eliminate tumors or certain pathogens in situations in which antibody responses fail. These CTL not only can prevent disease if they are activated before pathogen infection but also can eliminate disease once the infection has occurred or, in the case of cancer, once a tumor has developed. We believe vaccines that activate specific T cell responses can form the basis for a new class of products that may be used to treat or prevent disease. Using recent advances in understanding molecular mechanisms that control how antigens are normally presented to T cells, we are designing vaccines that incorporate disease-specific antigens into biodegradable and biocompatible microspheres. We believe that these vaccines may give rise to potent CTL responses. Through our antigen discovery program, we have identified antigens from many tumor types and from infectious disease pathogens for which no vaccines currently exist.

OUR AUTOIMMUNE DISEASE THERAPEUTICS

     Autoimmune diseases include psoriasis, RA, MS, myasthenia gravis and diabetes. Autoimmune diseases are caused by the abnormal destruction of healthy body tissues when T cells and antibodies react to normal tissue. T cells in the immune system normally regulate the identification and destruction of foreign substances and malignant cells. In autoimmune diseases, otherwise normal antigens, or auto-antigens, trigger autoimmune responses. We are developing technology that may interrupt the chain of events involved in autoimmune disease. In contrast to today's therapies for autoimmune diseases, which often suppress the overall immune system, we believe that our technologies may provide a means to target the disease process while leaving the normal immune system unaffected.

     We believe that our ANERGIX(R) complex vaccine technology offers the potential to treat a number of major autoimmune diseases. The ANERGIX complex technology may enable the selective destruction or inactivation of T cells involved in autoimmune disease. Our ANERVAX(TM) vaccine technology may stimulate the immune system to produce antibodies or T cells that interfere with the presentation of auto-antigens to destructive T cells.

     The ANERGIX(R) complex technology platform is based on creating therapeutics that are a complex of an MHC or human leukocyte antigen, or HLA-derived protein and an autoimmune disease-specific auto-antigenic peptide. Selection of a particular HLA molecule is based on our understanding of patients' genetic susceptibility to various autoimmune diseases. For instance, patients with MS predominantly express HLA DR2 and patients with RA predominantly express HLA DR4. That information guides our selection of relevant HLA molecules for complexing with suspected disease-causing auto-antigens. Our scientists have performed research that demonstrates that delivery of the ANERGIX complex selectively inactivates, or induces anergy in, disease-causing T cells. We are focusing our efforts on two ANERGIX complex Phase I/II programs, the first in RA, which we have partnered with Organon, and the second in MS, which we have presently not partnered.

     The ANERVAX(TM) vaccine technology platform is a family of therapeutic MHC-derived peptide vaccines designed to stimulate production of a neutralizing immune response to selectively block the autoimmune cascade. The design of an ANERVAX vaccine molecule is based on knowledge of patients' genetic susceptibility to autoimmune disease. That susceptibility has been mapped to a particular region of the MHC molecule in each autoimmune disease. Specifically blocking or "down-regulating" that region is the basis of the action of ANERVAX vaccines in RA and Type I diabetes, programs that are in Phase II clinical trials and preclinical development, respectively.

OUR MONOCLONAL ANTIBODY-BASED THERAPEUTICS

     We believe that our antibody products may promote tumor elimination or shrinkage, which will result in improved cancer patient response or survival rates. For example, we believe that monoclonal antibodies directed against antigens on the surface of tumor cells may be used either directly to destroy these targets or as carriers of other therapeutic compounds for the destruction of tumor cells.

     We believe that we can increase the effectiveness of antibodies by attaching radioisotopes or other cytotoxic agents to them for use in "radioimmunotherapy" or "chemoimmunotherapy." The effect of the radiation or cytotoxic agent can be concentrated in the immediate vicinity of those cells by using an antibody to deliver a radioisotope or other cytotoxic agent to the targeted cells. Development of effective radioimmunotherapies, however, presents an additional set of challenges, including the need to select an appropriate radioisotope for the intended therapy, to develop a reliable means of linking the radioisotope to the antibody and to develop a therapeutic protocol that optimizes therapeutic effect while minimizing undesirable side effects. The development of effective chemoimmunotherapies presents similar challenges.

     We believe that radioimmunotherapies will emerge as important treatments for blood-borne cancers due to the radiosensitivity of these malignancies and the ready accessibility of the blood and lymph systems to monoclonal antibodies. Radioimmunotherapy also may become an important adjunctive therapy for treating certain solid tumor cancers following surgery, radiation therapy or chemotherapy, in which instances it may be useful in eliminating circulating and other undetected malignant cells missed by primary therapies. In the future, we may use our expertise in conjugated antibodies to expand beyond radioimmunotherapy to develop potentially effective chemoimmunotherapies for treating certain cancers.

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

OUR ADJUVANTS

     Adjuvants are formulations and/or additives that are routinely combined with vaccines to boost immune responses directed against the antigens in the vaccines. Because available vaccines depend on the generation of antibody responses to injected antigens, commercially available adjuvants have been developed primarily to enhance these antibody responses. To date, the only FDA-approved adjuvant for use with human vaccines is aluminum hydroxide, or alum. Although alum is useful in boosting antibody responses to vaccine antigens, it has no effect on the immune responses that our T cell vaccines are meant to generate. As a result, we are interested in discovering new adjuvants that can be used to boost T cell immune responses after vaccine administration.

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

     MPL(R) adjuvant, our flagship adjuvant, is a derivative of the lipid A molecule found in gram-negative bacteria, one of the most potent immunostimulants. We also own patented technology for extracting MPL adjuvant from bacterial cell walls. A number of our partners are evaluating MPL adjuvant in vaccines for development in allergy, cancer and infectious disease targets. ENHANZYN(TM) adjuvant consists of MPL adjuvant and mycobacterial cell wall skeleton. ENHANZYN adjuvant is a key component of our MELACINE(R) melanoma vaccine and is a component in Biomira's Theratope vaccine for adenocarcinomas.

     We are also conducting research related to the development of synthetic adjuvants. These synthetic adjuvants are small molecules that may possess a spectrum of properties, including potent adjuvant and anti-tumor activity. We hope to develop these synthetic components to build an even broader vaccine adjuvant platform with considerable potential for preventing and treating human diseases. The small molecule synthetic adjuvant, RIBI-529(TM) adjuvant, is in Phase III clinical trials in Argentina as part of a hepatitis B vaccine being developed by our partner, Rhein Biotech. We are initiating multiple partnership discussions pertaining to this novel vaccine adjuvant. In January 2001, we entered into a development and commercialization agreement with CoPharma, Inc. for a second novel synthetic immunomodulator, RC-552, for potential use as a cardioprotectant.

OUR MICROSPHERE ANTIGEN DELIVERY SYSTEMS

     We believe that microsphere-mediated antigen delivery may be superior to other approaches used to target antigen presentation pathways in terms of versatility, stability, safety and cost. These other approaches include, for example, the use of various gene therapies or liposome or recombinant protein-lipid formulations. Only APCs take up microspheres of the particular sizes that we use. This is not true for formulations containing genes or lipids, where significant amounts of the delivered product are taken up by non-APCs or lost in the blood stream or elsewhere in the body. Additionally, a single microsphere formulation may be useful for many vaccine products. In February 1999, we initiated a Phase I clinical trial of a microsphere-encapsulated, Her-2/neu vaccine for breast and ovarian cancer.

     We have an exclusive, worldwide license to a number of patents and pending patent applications from the Southern Research Institute covering the composition, use and production of microspheres of a particular size range for augmenting immune responses. In addition, we have an exclusive, worldwide license from the Dana-

Farber Cancer Institute to patents and patent applications claiming the composition and use of microspheres for the purpose of activating CTL. Internally, we are also developing additional microsphere technology.

OUR TARGETED ONCOLOGICS

     We believe that our TAP pro-drug technology, may lead to significantly broader therapeutic uses of cytotoxic agents. The TAP pro-drug technology is based on an understanding of the biochemical mechanisms utilized by cancer cells to metastasize and the identification of a potential means for exploiting these mechanisms. Our TAP pro-drug technology is being developed in collaboration with the Universite Catholique de Louvain, Belgium. TAP pro-drugs are designed to be:

     - activated preferentially at the tumor site by enzymes secreted by the tumor;

     - stable in circulation and in normal tissues; and

     - unable to penetrate normal cells or malignant cells until activated.

     As a result, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which permits a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells. Our lead preclinical pro-drug candidate is a pro-drug version of doxorubicin known as Super-Leu-Dox. Doxorubicin is an off-patent chemotherapeutic drug, that is used in treating a number of solid tumor cancers, including breast, prostate, ovarian and soft-tissue sarcoma cancers.

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

CORPORATE PARTNERSHIPS

     Part of our strategy is to establish corporate partnerships with pharmaceutical, biopharmaceutical and diagnostic companies. We focus our partnership efforts on broadly partnering our core technologies at various stages in the research and development process. We target partners that have the expertise and capability to discover, develop, manufacture and market our products. In our corporate partnerships we seek to cover our research and development expenses through research funding, milestone payments and option, technology or license fees. We also seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. We have focused on three discrete types of product collaborations:

     - vaccines and immunotherapeutics for autoimmune diseases, cancer and infectious diseases;

     - monoclonal antibody-based therapeutics; and

     - adjuvants and delivery systems to increase effectiveness of vaccines and immunotherapeutics for a wide range of human diseases.

     We also intend to initiate partnering efforts designed to develop targeted oncologics.

VACCINES AND IMMUNOTHERAPEUTICS

     MEDICIS PHARMACEUTICAL CORPORATION. In August 2000, we entered into a multi-year development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVAC(TM) treatment with Medicis Pharmaceutical Corporation, or Medicis. The agreement provides Medicis with exclusive rights to PVAC treatment in the United States and Canada. We will be responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. PVAC treatment recently completed Phase II clinical trials for treating moderate to severe psoriasis. Medicis will pay us license fees, research funding and milestone payments of up to $107 million under the terms of the agreement. We received a nonrefundable payment of $17 million with potential development milestone payments of $35 million, and commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, Medicis will purchase inventory from us and pay a royalty on net sales of the product upon commercial sale of the product. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for research and development related to PVAC treatment. The agreement provides Zenyaku Kogyo with exclusive development and commercialization rights to PVAC treatment in Japan. We will receive license fees and research funding of $6.0 million, milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales.

     As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK for the development and commercialization of BEXXAR(TM), which has completed Phase III clinical trials in the United States and is the subject of a BLA currently under review by the FDA for the treatment of NHL. The agreement was amended in April 2000 to reduce GSK's territory under the agreement to the United States. Under the terms of the amended agreement, Corixa and GSK will jointly market and sell BEXXAR in the United States following regulatory approval and the two companies will share profits and losses equally. The agreement provides for the sharing of certain costs related to clinical and manufacturing development activities. The agreement also provided for a $15 million credit line, which was fully drawn in December 2000.

     In September 2000, Coulter announced it had acquired rights to a class of ultra-potent anti-cancer compounds from Kyowa Hakko Kogyo Co. Ltd. of Japan. We intend to enhance the potency of these agents by incorporating them into our proprietary tumor activated pro-drug and tumor specific targeting technologies. The resulting drug candidates will be designed to target the potent anti-cancer power of these agents directly to tumor cells to maximize efficacy while minimizing side-effects to normal tissues. Under the terms of the agreement, we acquired exclusive worldwide rights to all uses of the ultra-potent agents. The agreement also included an upfront payment to Kyowa Hakko Kogyo with future payments committed for certain development milestones and royalties upon commercialization.

     In June 1999, Coulter and Pharma Pacific Pty. Ltd., or Pharma Pacific, entered into an agreement granting Coulter worldwide rights to Pharma Pacific's 64G12, a therapeutic monoclonal antibody specific for the Type I interferon receptor, which may represent a new approach to treating autoimmune diseases and transplant rejection. Under this agreement, Coulter received exclusive worldwide rights for all human therapeutic and prophylactic uses for 64G12 and related intellectual property, as well as other antibodies recognizing the Type I interferon receptor.

     ZENYAKU KOGYO. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for researching and developing PVAC(TM) treatment. The agreement grants Zenyaku Kogyo exclusive rights to PVAC treatment in Japan. We and our discovery partner for PVAC treatment, Genesis Research and Development, retain exclusive PVAC treatment rights for the rest of the world. Under the terms of the agreement, we will receive license fees and research funding of $6 million, milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales.

     PHARMACEUTICAL DIVISION OF JAPAN TOBACCO. Effective July 1999, we entered into a license and collaboration research agreement with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine and antibody-based products aimed at the preventing and/or treating lung cancer. We granted Japan Tobacco an exclusive license to develop and sell the vaccine products in North America, Japan and all other countries not previously exclusively licensed to Zambon Group. Japan Tobacco's rights are co-exclusive with Zambon Group in China. We also granted Japan Tobacco an option to a nonexclusive license to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants. We also agreed to supply preclinical and clinical grade materials to Japan Tobacco in connection with the collaboration. Japan Tobacco may also elect to require us to supply commercial materials for products licensed to Japan Tobacco under the agreement.

     Under the agreement, we could receive over $40 million in license fees, research funding and clinical and commercial milestone payments. The individual amounts of the milestone payments vary, depending on the milestones achieved and the types of products sold. We are also entitled to receive future royalties on all product sales, which royalties vary depending on the amount and type of products sold.

     ZAMBON GROUP. In May 1999, we entered into a collaboration agreement with Zambon Group for the research, development and commercialization of vaccine products aimed at the preventing and/or treating lung cancer. We granted Zambon Group an exclusive license to develop and sell these vaccine products and therapeutic drug monitoring products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and a co-exclusive right in China. We also granted Zambon Group the non-exclusive right to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants and agreed to supply preclinical and clinical-grade materials, as well as commercial materials, to Zambon Group in connection with the collaboration.

     Under the agreement, we could receive over $21.5 million in license fees, research funding, equity financing and clinical and commercial milestone payments. Pursuant to the agreement, Zambon Group purchased 141,576 shares of our common stock at a premium to its fair market value. The individual amounts of the milestone payments vary, depending on the milestones achieved and the types of products sold. We are also entitled to receive future royalty or profit-sharing payments on all product sales, which royalties vary depending on the amount and types of products sold.

     GSK. Effective September 1998, we entered into a collaboration and license agreement with GSK's wholly owned subsidiary, SmithKline Beecham plc. This agreement replaced and significantly expanded the scope of our then-existing agreements with SmithKline Beecham Manufacturing and SmithKline Beecham Biologicals. Under the agreement, GSK holds an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership, rights are co-exclusive with us in Japan with respect to tuberculosis.

     Under the collaboration and license agreement, GSK is obligated to pay for work that is performed under:

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

     For certain of these disease areas, GSK also holds license rights to develop, manufacture and sell passive immunotherapy products, such as T cell or antibody therapeutics, and therapeutic drug monitoring products.

     Under the agreement, GSK is obligated to fund $43.6 million for work to be performed during the initial four-year term of the agreement in the above programs. We and GSK may mutually agree to extend the research and development programs beyond the initial four-year term. Pursuant to the agreement, GSK purchased 427,807 shares of our common stock at a premium to its fair market value, and we have the right in the future to require GSK to purchase an additional $2.5 million of our common stock at a premium to its then-current fair market value. The initial equity investment combined with the discovery program payment results in aggregate funding to us of $48.6 million during the first four years of the agreement. Additionally, with respect to $5.0 million paid to us by GSK under a prior option agreement, GSK may elect either to have us repay that amount on September 1, 2003 or convert that amount into our common stock at a premium to its then-current fair market value. To the extent that clinical and commercial milestones in the programs are achieved, we are entitled to receive additional payments, which in the aggregate could exceed $150 million. The individual amounts of such payments vary, depending on the milestones achieved and the types of product sold. We are also entitled to receive future royalty payments on all product sales, which royalties vary depending on the types of products sold.

     SCHERING-PLOUGH. In 1998, we entered into a worldwide license granting exclusive marketing rights for our MELACINE(R) vaccine to Schering-Plough. In addition to license fees, Schering-Plough will pay us transfer payments for supplies of MELACINE vaccine and will be entitled to royalties upon commercial sale of MELACINE vaccine. See "Product Pipeline and Development Status -- Cancer -- MELACINE vaccine" for a discussion of the clinical trial status of this vaccine.

     ORGANON. In 1996, we entered into a product development and license agreement with Organon, the pharmaceutical division of the Akzo-Nobel Group. The Organon partnership targets the development of an ANERGIX.RA(TM)complex that incorporates Organon's proprietary RA peptide into our ANERGIX(R) complex. We have completed a Phase I/II clinical trial of ANERGIX.RA(TM) in patients with moderate to severe RA. Under the terms of the product development and license agreement, Organon will pay the majority of current clinical trials costs and in the event of our success, Organon will pay us milestone and royalty payments. Effective October 1, 2000, we amended and restated the agreement to cover the continued development of the recombinant form of our ANERGIX.RA complex treating RA. Under the terms of the amended agreement, Organon and Corixa will share ANERGIX.RA complex project costs through Phase II clinical trials. If both parties agree to share the cost of product development following Phase II, Corixa and Organon will also share profits if product sales are successful. We retain the option to co-promote ANERGIX.RA with Organon in the United States.

ADJUVANTS AND DELIVERY SYSTEMS

     AUTOIMMUNE DISEASE. We have two corporate partnerships granting rights to use MPL(R) adjuvant in products to treat and prevent allergies. Our partners are Allergy Therapeutics, under a 1996 license and supply agreement, and SmithKline Beecham plc, under a 1999 license and supply agreement. Under each of these agreements, we will receive annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the applicable agreement. We will also receive supply payments for clinical and commercial quantities of MPL adjuvant and royalties on any commercial sales of approved allergy vaccines.

     CANCER. In 1995, we entered into a license and supply agreement granting GSK a nonexclusive, worldwide license to use MPL adjuvants in cancer vaccines. Under the agreement GSK has an option to obtain exclusivity in connection with a limited number of GSK's proprietary cancer antigens. GSK will pay us an annual license fee and milestone payments for each GSK vaccine incorporating MPL adjuvant that is submitted for regulatory review. GSK will also pay us milestone payments upon any regulatory approval of such vaccines. In addition to transfer payments for commercial quantities of MPL adjuvant, GSK will pay us royalties on any commercial sales of vaccines that incorporate MPL adjuvant.

     In 1990, we entered into a collaboration with Biomira covering the use of one of our formulations of ENHANZYN(TM) adjuvant, DETOX B-SE(TM) adjuvant, in Biomira's Theratope vaccines for the potential treatment of breast, lung and gastrointestinal cancers. In 1996, Biomira announced that final Phase II clinical data demonstrated that its Theratope vaccine for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. In November 1998, Biomira announced the start of a pivotal Phase III clinical trial to evaluate the effectiveness of Theratope vaccine in treating metastatic breast cancer. Under our agreement with Biomira, Biomira will purchase the ENHANZYN adjuvant exclusively from us at an agreed upon transfer price.

     INFECTIOUS DISEASE VACCINES. We have licensed MPL adjuvant to a number of our corporate partners for use in infectious disease vaccines. We have licensed MPL adjuvant to GSK under three separate agreements for use in infectious disease vaccines. Under the first agreement, entered into in 1991, we granted GSK exclusive, worldwide rights to use MPL adjuvant in vaccines in a number of infectious disease fields, including hepatitis B. Under the agreement, GSK will pay us transfer payments for supplies of MPL adjuvant and royalties upon commercialization of products developed under the agreement.

     Under the second agreement, entered into in 1992, we granted GSK the co-exclusive right to develop vaccines that include MPL adjuvant against several bacterial infections as well as combination vaccines that contain diphtheria, pertussis, tetanus, Haemophilus influenza b and polio antigens. In addition to an annual license fee, GSK will pay us transfer payments for supplies of MPL adjuvant and royalties upon commercial sale of the vaccines.

     We are party to a third infectious disease vaccine license agreement, effective December 31, 1996, with GSK, under which we granted rights to use MPL adjuvant in an additional group of vaccines against infectious diseases, including tuberculosis. The license is exclusive for human papilloma virus vaccines, co-exclusive for tuberculosis vaccines, and nonexclusive license for specified additional infectious disease vaccines. In addition to annual license fees, GSK will pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating MPL adjuvant.

     We are also a party to a license agreement and related supply agreement, effective April 1, 1993, with American Home Products Corporation, acting through the Wyeth-Lederle Vaccines business unit of its Wyeth-Ayerst Laboratories division. Under the license agreement we granted Wyeth-Lederle co-exclusive use of MPL(R) adjuvant in the infectious disease fields licensed co-exclusively to SmithKline Beecham under our 1992 agreement with SmithKline Beecham. Under the supply agreement, we will provide commercial quantities of MPL adjuvant for use in any vaccines that Wyeth-Lederle may develop under the license agreement. The agreements with Wyeth-Lederle provide that Wyeth-Lederle will pay us an annual license fee until a threshold level of earned royalties is met, transfer payments for supplies of MPL adjuvant and annual minimum and earned royalty payments when commercial sale of vaccines are made. In March 2000, we expanded Wyeth-Lederle's access to our MPL adjuvant. We granted Wyeth-Lederle access to an oil-based formulation of MPL and several additional infectious disease fields, including HIV.

MONOCLONAL ANTIBODY-BASED THERAPEUTICS

     In March 2000, we further extended the reach of immunotherapeutic products POWERED BY CORIXA(R) technology when we entered into a collaboration with Abgenix, Inc. to discover and develop human monoclonal antibodies against selected targets from our library of proprietary autoimmune disease, cancer and infectious disease antigens. Under the agreement, when we and Abgenix determine antibodies to be worthy of clinical investigation, a closed auction will be held between the two parties for the rights to develop the specific antibody-based product. The party that obtains the right to develop and commercialize a particular product candidate will pay the other party an up-front fee, milestones based on clinical development, and royalties on any product sales.

     In June 2000, we entered into a collaboration with Medarex, Inc., or Medarex, to discover and develop human monoclonal antibodies against selected targets from our library of proprietary autoimmune disease, cancer and infectious disease antigens. We contributed three targets initially and intend to contribute up to six or more targets a year during the term of the agreement. Medarex will contribute its HuMAb-Mouse technology to the multi-year collaboration, which is targeted to generate, screen and characterize fully human monoclonal antibodies directed against our antigens. We, and in some cases, Medarex, will then be responsible for determining whether the characterized antibodies have an immunotherapeutic effect in tissue culture experiments and in animal models of human disease. Under the agreement, when we and Medarex determine antibodies to be worthy of clinical investigation, a closed auction will be held between the two parties for the rights to develop the specific antibody-based product. The party that obtains the right to develop and commercialize a particular product candidate will pay the other party an up-front fee, milestones based on clinical development, and royalties on any product sales.

     In September 2000, we announced a collaboration with Purdue Pharma L.P. or Purdue, focused on tumor-antigen research and development. Under the terms of the agreement, we and Purdue may develop up to four therapeutic antibodies directed against cell surface antigens chosen from selected tumor-antigen discovery programs. We will provide Purdue with an opportunity to develop antibody-based therapeutics against four tumor antigens. Purdue will pay us guaranteed research funding, and based on the outcome of preclinical studies, Purdue may purchase a worldwide license from us for the antibodies and targets under terms that include up-front license fees, milestone payments and royalties.

     In October 1998, we executed an agreement with GSK to jointly commercialize BEXXAR(TM) worldwide. Under the agreement as amended in April 2000, we and GSK agreed to co-promote BEXXAR in the United States following regulatory approval, with each company fielding its own sales force and both companies sharing profits equally.

     In our current vaccine collaboration and license agreement with GSK, as well as in our agreement with Zambon and the pharmaceutical division of Japan Tobacco, our partners have either an option, license or the right to develop novel antigens discovered under the respective collaboration as targets for therapeutic monoclonal antibodies. If therapeutic monoclonal antibodies are developed, we will receive additional funding, milestone payments and royalties on such products.

ANTIGEN-BASED DIAGNOSTIC PRODUCTS

     We have entered into and intend to continue to pursue corporate partnerships in the fields of cancer and infectious disease diagnostics to complement our therapeutic research efforts and to expand our scientific platform. We have established corporate partnerships for the development of diagnostic products for infectious diseases with several diagnostic companies. Under these arrangements, we generally grant a nonexclusive license to our antigens for use in specified infectious disease indications and diagnostic product formats. In exchange, we generally receive the respective corporate partner's agreement to make certain payments upon achieving development milestones, a commitment to purchase a minimum number of reagents and an agreement to pay royalties on any product sales. In connection with our current vaccine collaboration and license agreement with GSK and the Zambon Group collaboration agreement, we granted each of our partner's rights to diagnostic products for monitoring patient eligibility and response to therapy in connection with the therapeutic products that may be developed under those agreements. Under our vaccine collaboration and license agreement, GSK also holds a right of first refusal on other diagnostic applications.

OTHER PARTNERED PROGRAMS

     PHOTODYNAMIC THERAPY. In March 2000, we entered into an agreement with QLT PhotoTherapeutics, or QLT, under which we granted QLT exclusive rights to use our proprietary immunotherapeutic compounds called AGPs in combination with their research and development efforts regarding photodynamic therapy. QLT made an up-front payment to us and QLT is required, upon achieving certain development goals, to pay us additional licensing fees and royalties. Under our agreement with QLT they may be required to purchase our common stock at a premium to then-current fair market value.

     CANCER GENE THERAPY. In August 1999, we entered into a license agreement with Introgen Therapeutics, pursuant to which we granted an exclusive worldwide license to MDA-7, a tumor suppressor gene that we in-licensed from Columbia University, for use in gene therapy. MDA-7 may enhance cancer treatment options and may be utilized synergistically with the existing therapeutic approaches of surgery, chemotherapy and radiotherapy. Under the terms of the agreement, we granted Introgen an exclusive, worldwide license, to the MDA-7 gene for use in all gene therapy applications with the right to sublicense. In exchange for the exclusive license and the research and development services that we performed for Introgen prior to executing the agreement, Introgen paid us an up-front license fee, and may be required to pay us milestone payments, research and development payments and royalties on potential product sales.

     ADOPTIVE IMMUNOTHERAPY PRODUCTS. In March 1999, we entered into a research agreement with IDRI, pursuant to which it will provide us $12.0 million in grant funding over the agreements three year term to fund research and development of adoptive immunotherapy products for treating cancer. The agreement grants us ownership of all intellectual property and product rights that we develop. We will be required to pay IDRI a percentage of proceeds that we receive in connection with adoptive immunotherapy products resulting from the funded research and development.

     ANIMAL HEALTH PRODUCTS. In March 1996, we entered into a license and research agreement pursuant to which we granted Heska an exclusive worldwide license to use leishmaniasis-based technologies in certain of Heska's companion animal products, including LeIF as a vaccine adjuvant and a stand-alone vaccine against canine leishmaniasis. In addition, we granted Heska a license to our diagnostic leishmania antigen, K39, for use in detecting canine leishmaniasis. The worldwide K39 license is exclusive, except in Central and South America. Heska paid an up-front license fee and agreed to make future payments when it achieved certain development milestones, as well as royalty payments on any product sales. In December 1996, Heska made a payment to us when it achieved a development milestone for our K39 diagnostic product. In December 1997,

Heska announced commercial availability of the first product, a diagnostic test for use in clinical laboratories, and paid us a corresponding milestone payment.

     In January 2001, we entered into a license, development and commercialization agreement with CoPharma for our cardioprotectant, RC-552. Under the terms of the agreement, CoPharma will develop and commercialize RC-552 for treating and preventing cardiac disorders, neuronal damage and ischemia-reperfusion injuries.

     The agreement provides CoPharma with exclusive rights to develop and market RC-552 in the licensed indications in the United States, Canada, Japan, Australia and New Zealand, as well as certain other countries in Asia, the Middle East and Africa. CoPharma will manage product development, including clinical trials and regulatory submissions and under the agreement, CoPharma has an option for product manufacturing. CoPharma will pay us a license fee, success-based milestone payments and a combination of royalties and profit-share payments in the event it sells any product. A joint steering committee made up of representatives from both companies will oversee the collaboration.

     Our corporate partnership agreements generally provide us recourse with respect to our existing product and technology rights in the event the corporate partner materially breaches its agreement and fails to cure the material breach. In that event, we generally have the right to terminate the licenses that we granted to that corporate partner under the applicable agreement. However, because our strategy for the discovery, research, development, clinical testing and commercialization of our products is to enter into many corporate partnerships, our success substantially depends on:

     - our ability to enter into and maintain corporate partnerships on favorable terms;

     - our ability to successfully manage current and future corporate partnerships, if any; and

     - our corporate partners' ability to perform their obligations under these arrangements.

     We may be unable to negotiate any additional corporate partnerships on favorable terms, if at all. Our corporate partnerships may be unsuccessful. Additionally, our corporate partners may be unable to perform their obligations under these arrangements in a timely manner, if at all. The failure of our corporate partnerships or the failure of our corporate partners to perform their obligations may significantly harm our business.

OTHER STRATEGIC RELATIONSHIPS

     We seek to obtain technologies that complement and expand our existing technology base. When consistent with our strategy, we have licensed and intend to continue to license product and marketing rights from research and academic institutions in order to capitalize on the capabilities and technology bases of these entities. Under our license agreements with research and academic institutions, we generally seek to obtain unrestricted sublicense rights consistent with our partner-driven strategy. We are generally obligated under these license agreements to diligently pursue product development, make development milestone payments and pay royalties on any product sales.

     INCYTE PHARMACEUTICALS. In February 2000, we entered into a collaborative agreement with Incyte Pharmaceuticals, a California-based genomics company. Under the agreement, we gained access to Incyte's LifeSeq databases of expressed human genes. Some of these gene sequences may be useful in our antigen-based vaccines. Under the terms of the agreement, we have the right to obtain licenses under Incyte patents and patent applications covering sequences in Incyte's LifeSeq database. Under these licenses we would be required to pay license fees and royalties to Incyte.

     GENSET. In February 2000, we entered into an agreement with Genset, a French genomics company. Under the agreement, we provided Genset with an undisclosed pathogen that we believe is involved in the development of an infectious disease. Genset has sequenced the genome, and we are engaged in research using this genomic information, together with our antigen discovery techniques, to attempt to design novel, antigen-based therapeutic and prophylactic vaccines targeting the pathogen.

     LIGOCYTE PHARMACEUTICALS. In October 1999, we entered into an exclusive research and development agreement with LigoCyte Pharmaceuticals, an early-stage biotechnology company, for the development of its proprietary monoclonal antibodies against the yeast, Candida albicans. Under the agreement, we agreed to fund certain of LigoCyte's efforts to develop treatments for hospital-based systemic Candida infections and to develop a novel vaccine to treat recurring vaginal candidiasis. Under the agreement, we will make research and development payments to Ligocyte and, if Ligocyte achieves certain milestones, we will make additional milestone payments, as well as royalty payments on future product sales. In addition to the collaborative agreement, we purchased preferred stock in Ligocyte for $1.0 million. Our senior vice president and general counsel is a member of Ligocyte's board of directors.

     SR PHARMA. In December 1998, we entered into an exclusive worldwide license agreement with Stanford Rook, or SR Pharma, pursuant to which SR Pharma granted us rights to its M. vaccae-related intellectual property in connection with the development and commercialization of PVAC(TM )treatment for treating psoriasis, RA, MS and diabetes. We also were granted an option to certain additional autoimmune disease fields which we exercised at the end of 2000. Under the license agreement, we agreed to pay SR Pharma license fees, milestone payments and a percentage of any revenues that we receive from product sales. Pursuant to a February 1999 amendment to the agreement SR Pharma granted us manufacturing rights. In February 1999, we also entered into a non-exclusive worldwide license agreement with SR Pharma pursuant to which SR Pharma granted us rights under its
M. vaccae-related intellectual property for the manufacture, development and commercialization of specified M. vaccae-derived products for use as adjuvants in our proprietary vaccines other than tuberculosis vaccines.

     IMMGENICS PHARMACEUTICALS. In November 1998, we entered into an exclusive agreement with ImmGenics Pharmaceuticals to utilize ImmGenics' proprietary Selected Lymphocyte Antibody Method technology to develop therapeutic and diagnostic monoclonal antibodies specific to our proprietary antigens in cancer and infectious disease. Under the agreement, we will make research and development payments to ImmGenics and, if ImmGenics achieves certain milestones, we will make additional milestone payments and royalty payments on future product sales. In addition to the collaborative agreement with ImmGenics, in 1998 we purchased preferred stock, convertible debt and warrants, in ImmGenics and invested an additional $1.25 million in 1999 for a total investment of $3.0 million. In May 2000, we sold 1,058,990 shares of ImmGenics preferred stock and exercised warrants to acquire and additional 200,000 shares of Class A preferred stock. In September 2000, we converted $500,000 debenture into shares of ImmGenics Class A preferred stock. In November 2000, Abgenix Inc. acquired ImmGenics.

     GENESIS RESEARCH AND DEVELOPMENT. In January 1998, we entered into a collaborative research and development agreement with Genesis Research and Development to develop and commercialize the M. vaccae-derived product, PVAC treatment, for psoriasis. Under the agreement, we will share the costs of product development and the revenue received related to PVAC treatment with Genesis. If one party incurs more than 50% of product development costs, that party will receive a pro rata increased portion of revenues related to product sales. Under the agreement, Genesis also granted us an exclusive worldwide right to develop the M. vaccae-derived product for certain other autoimmune diseases, including RA, MS and diabetes. We also entered into a separate agreement with Genesis, effective in January 1998, to research and develop M. vaccae-derived products as vaccine adjuvants. Under the agreement Genesis granted us an exclusive license to use these adjuvant products in our proprietary vaccines. Our chairman and chief executive officer is a member of Genesis' board of directors.

     INFECTIOUS DISEASE RESEARCH INSTITUTE. In September 1994, we entered into a research services and intellectual property agreement with IDRI, a not-for-profit, private research institute. Under this agreement, as amended and restated effective January 1997, we agreed to provide IDRI with research funding and administrative and facilities support, including use of a limited amount of our research laboratory space. IDRI pays us a services fee for the administrative and facilities support that we provide and rent for the use of laboratory space. Our funded research that IDRI performs is in the area of infectious disease. Under the agreement, IDRI must disclose to us all significant developments relating to information or inventions discovered at IDRI. Under the research services and intellectual property agreement, we will own, on a royalty-free basis, all of IDRI's interest in inventions and patent rights arising out of the research IDRI performs with our funding during the term of the agreement (other than inventions and patent rights arising out of research that is or in the future may be funded by certain governmental or not-for-profit organizations). With respect to rights arising out of research funded by governmental and not-for-profit organizations, IDRI granted us a royalty-bearing, worldwide, perpetual license, exclusive except as to rights held by the governmental or not-for-profit organizations. In late 1999, IDRI relocated to facilities outside of our facilities. Since this move, we have provided only limited services to IDRI. We and IDRI are in the process of amending and restating the research services and intellectual property agreement to reflect the decrease in services that we provide.

     OTHER LICENSE AGREEMENTS. Additionally, we are party to other exclusive license agreements with academic institutions, including:

     - the University of Washington for the use of Her-2/neu technology in all fields;

     - Washington University in St. Louis, Missouri for the use of mammaglobin, a breast cancer-related gene and protein, for prophylactic and therapeutic treatment and diagnosis of adenocarcinoma;

     - Health Research for the use of a proprietary mouse model for human cancer;

     - Pharma Pacific Pty. Ltd. and affiliates for interferon receptor technology;

     - Catholique Universite do Louvain, Belgium for intellectual property underlying TAP pro-drug technology;

     - Kyowa Hakko Kogyo Co., Ltd. for certain ultrapotent compounds;

     - Dana-Farber Cancer Institute for the use of the anti-B1 antibody used in BEXXAR(TM) therapy and for certain microsphere technology;

     - Massachusetts Institute of Technology for the use of WT-1, a leukemia-related gene and protein, in therapeutic applications; and

     - Southern Research Institute for use of certain microsphere technology.

     Some of these agreements require us or other parties to achieve certain performance obligations in order to retain rights under the agreements or require us to make payments in order to obtain or maintain rights to the subject technology.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our success depends in large part on our and our licensors' abilities to:

     - obtain patent and other proprietary protection for vaccine, other immunotherapeutic and diagnostic products, targeted oncologics products, antigens, antibodies, adjuvants and delivery systems;

     - defend patents once obtained;

     - preserve trade secrets; and

     - operate without infringing the patents and proprietary rights of third parties.

     We intend to seek patent protection for our vaccine, immunotherapy, discovery, targeted oncologics, diagnostic and other proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2000, we owned, had licensed or had options to license 110 issued U.S. patents that expire at various times between May 2002 and December 2018, and 392 pending United States patent applications.

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

     Our or our corporate partners' current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. Two patent applications that we have licensed from Southern Research Institute, or SRI, are currently the subject of opposition hearings before the European Patent Office. In one of the oppositions, the European Patent Office has revoked a previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will ultimately prevail in this or any other opposition proceeding. As a result, these patents may not issue in Europe, in which case our business may suffer.

     Under the publication provisions of the American Inventors Protection Act of 1999, pending United States patent applications will publish 18 months after the earliest claimed priority date and the file histories for these applications will be open for public inspection. Our patent application and the related file histories that are subject to the American Inventors Protection Act will then be available for review by others, including our competitors. Pre-issuance publications would allow us to recover damages from pre-issuance infringers of published applications that ultimately issue as patents. Pre-issuance damages will be contingent on publication of claims that are substantially identical to claims that actually issue and on notifying infringers regarding subject applications. We may elect not to publish some or all of our pending U.S. patent applications if we do not file internationally. If we elect not to publish, we will not be able to seek pre-issuance damages.

     Subject to the effect of American Inventors Protection Act of 1999, patent applications in the United States are presently maintained in secrecy until patents are issued. Patent applications in certain foreign countries generally are not published until many months or years after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. Accordingly, we cannot be certain that we or one of our corporate partners was the first to invent the subject matter covered by any patent application or that we or one of our corporate partners was the first to file a patent application for any such invention.

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

     Litigation may be necessary to enforce patents issued or licensed to us or our corporate partners or to determine the scope or validity of another party's proprietary rights. United States Patent and Trademark Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter.

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

     We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or we do not believe that we can obtain patent protection. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we own all inventions conceived by the individual in the course of rendering services to us.

     We work with others in our research, development and commercialization activities. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our corporate partners, licensors, scientific collaborators and consultants. In addition, other parties may circumvent any proprietary protection we do have. As a result, we may not be able to maintain our proprietary position.

GOVERNMENT REGULATIONS

     Our products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as numerous state and foreign agencies. The FDA is currently reviewing our BLA for BEXXAR(TM). We need to obtain clearance of our potential products by the FDA before we can market them in the United States. Other countries also require similar approvals.

     Product development and approval within this regulatory framework is uncertain, can take a number of years and requires the expenditure of substantial resources. The nature and extent of the governmental premarket review process for our potential products will vary, depending on the regulatory categorization of particular products. We believe that the FDA and comparable regulatory bodies in other countries will regulate our vaccine and other immunotherapeutic products and related pharmaceutical products as biologics. The necessary steps before a new biological product may be marketed in the United States ordinarily include:

     - preclinical laboratory and animal studies;

     - submission to the FDA of an IND, which must become effective before clinical trials may commence;

     - completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

     - submission to the FDA of a BLA; and

     - FDA review and approval of the BLA before the product is commercially sold or shipped.

     Preclinical tests include evaluating the product in the laboratory, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of preclinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. The IND will automatically become effective 30 days after the FDA receives it, unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the FDA's satisfaction before the trials may proceed. If the FDA raises concerns, we may be unable to resolve the proposed protocolto the FDA's approval in a timely fashion, if at all. In addition, the FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency.

     Clinical trials involve administering the product to healthy volunteers or to patients being supervised by a qualified principal investigator. Clinical trials must be conducted according to good clinical practices under protocols that detail the trial's objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board at the institutions at which the trial will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. The institutional review board may require changes in a protocol, which may delay initiation or completion of a study.

     Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the product is introduced into healthy human or patients, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to:

     - determine the efficacy for specific, targeted indications;

     - determine dosage tolerance and optimum dosage; and

     - further identify possible adverse reactions and safety risks.

     Once a compound is determined to be effective and to have an acceptable safety profile in Phase II clinical trials, Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies, within a broader patient population, generally at geographically dispersed clinical sites. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the FDA or an institutional review board may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or the patients are being exposed to an unacceptable health risk.

     The results of pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA for approval of the manufacture, marketing and commercial shipment of the product. The testing and approval process is likely to require substantial time, effort and resources, and we may be unable to obtain approval on a timely basis, if at all. Regarding any BLA, the FDA may take a number of actions, including:

     - deny the BLA if applicable regulatory criteria are not satisfied;

     - require additional testing or information; or

     - require postmarket testing and surveillance to monitor the safety or efficacy of the product.

     In addition, even if marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

     Any diagnostic products developed by us or our corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness:

     - Class I -- (general controls) -- e.g., labeling, premarket notification and adherence to GMP quality system regulation, or QSR;

     - Class II -- (general controls and special controls) -- e.g., performance standards and postmarket surveillance; and

     - Class III -- (premarket approval).

     Before a new device can be marketed, its manufacturer generally must obtain marketing clearance through either a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application, or PMA. A 510(k) clearance typically will be granted if a company establishes that its device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of a PMA. A 510(k) clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical trials. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the PMA process. An FDA determination of "not substantially equivalent," a request for additional information, or the requirement of a PMA could delay market introduction of products that fall into this category. Furthermore, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of any device, cleared through the 510(k) process would require new 510(k) submissions.

     If a device does not qualify for the 510(k) premarket notification procedure, a company must file a PMA. The PMA requires more extensive pre-filing testing than required for a 510(k) premarket notification and usually involves a significantly longer review process. A PMA must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate the device's safety and efficacy. If clinical trials are required, and the device presents a "significant risk," an investigational device exemption application must be filed with the FDA and become effective prior to the commencement of clinical trials. If the device presents a "nonsignificant risk" to trial subjects, clinical trials may begin on the basis of appropriate institutional review board approval. Clinical investigation of medical devices may involve risks similar to those involved in the clinical investigation of pharmaceutical products.

     A PMA may be denied if applicable regulatory criteria are not satisfied, and the FDA may impose certain conditions upon the applicant, such as postmarket testing and surveillance. The PMA review and approval process can be expensive, uncertain and lengthy, and approvals may not be granted on a timely basis, if at all.

     Regulatory approval, if granted for any biopharmaceutical or medical device product, may entail limitations on the indicated uses for which it may be marketed, and product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including record keeping requirements and reporting adverse experiences associated with product use. We and our corporate partners will be required to adhere to applicable regulations setting forth detailed GMP or QSR requirements, which include testing, control and documentation requirements. Failure to comply with GMP and other applicable regulatory requirements may result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to review pending marketing approval applications, withdrawal of marketing approvals and criminal prosecution.

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

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products including, among others, the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, Title III of the Superfund Amendments and Reauthorization Act (Community Right-to-Know and Emergency Response Act), national restrictions on technology transfer, federal regulations on the protection of human subjects in clinical studies, the protection of animal welfare in preclinical studies, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time Congressional committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we are subject to the risk of accidental contamination or injury from these materials.

COMPETITION

     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing alternative therapies to treat autoimmune disease, cancer and infectious diseases, including:

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

     - availability of reimbursement from third-party payors;

     - attract and retain key personnel; and

     - enter into corporate partnerships.

RECENT ACQUISITIONS

COULTER PHARMACEUTICAL, INC.

     In December 2000, we acquired all of the outstanding shares of common stock of Coulter in a merger valued at approximately $917.1 million. The merger combines Corixa's antigen discovery and immunotherapeutic product development expertise with Coulter's therapeutic antibodies, including BEXXAR(TM), and targeted oncologics platforms to develop therapies for treating and preventing autoimmune diseases, cancer and infectious diseases. The combined entity, which operates under the Corixa Corporation name, creates a comprehensive, immunotherapy company whose goal is to discover antigens, develop products based on those antigens and successfully commercialize those products.

RIBI IMMUNOCHEM RESEARCH

     In October 1999, we acquired all of the outstanding shares of common stock of Ribi ImmunoChem Research, in a merger valued at approximately $57.5 million. The merger combines our antigen discovery and immunotherapeutic expertise with Ribi's adjuvant expertise and manufacturing resources to develop therapies for treating or preventing autoimmune diseases, cancer and infectious diseases. In addition, the acquisition further expands our technological platform to include an immunotherapeutic program aimed at reperfusion injury, RC-552.

ANERGEN

     In February 1999, we acquired all of the outstanding shares of common stock of Anergen in a merger valued at approximately $9.6 million. The merger extends the application of our immunotherapeutic expertise into multiple autoimmune disease fields and complements our existing programs in autoimmune disease, cancer and infectious disease. By developing therapeutics that selectively interrupt the disease process, we believe we will be able to treat a number of autoimmune diseases including RA, MS, and diabetes.

GENQUEST

     In September 1998, we acquired all of the outstanding shares of common stock of GenQuest in a merger valued at approximately $12.4 million. The merger enables us to augment our proprietary approaches in antigen discovery by applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products. These genes and gene products may be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon, and ovarian cancer. Prior to the merger, we were a stockholder in GenQuest.

MANUFACTURING

     We have manufactured pharmaceutical-grade product to supply some of our previous and ongoing clinical trials. In addition, we have manufactured preclinical and clinical supplies of adjuvants and protein for our corporate partners, for government agencies and for numerous academic researchers. We believe that our existing facilities will be sufficient to accommodate manufacturing of initial production quantities of selected product candidates. Should we require additional capacity in the future, we have space to expand our manufacturing facility in Hamilton, Montana. We do not intend to manufacture any radioimmunotherapeutic products.

     We intend to use contract manufacturers for most of the preclinical and clinical requirements for BEXXAR(TM) and for all of our commercial needs with respect to BEXXAR. We expect this strategy to:

     - accelerate the scale-up of manufacturing processes to commercial scale;

     - reduce initial capital investment;

     - result in competitive manufacturing costs; and

     - provide access to a wide range of manufacturing technologies.

     However, we may be unable to meet all or any of these expectations. Our collaboration agreement with GSK provides for GSK participation in the planning, management and funding of manufacturing development.

     We have entered into agreements with Boehringer Ingleheim Pharma KG, or BI Pharma KG, to manufacture and supply Anti-B1 antibody, a key component for BEXXAR, for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill/finish and packaging services. We have committed to minimum order quantities of the Anti-B1 antibody from BI Pharma KG. The maximum penalty that we would be required to pay if we did not place orders to purchase any antibody from BI Pharma KG is approximately $5.4 million. The material produced by BI Pharma KG may be suitable for human use or that clinical trials or commercial supply will not be delayed or disrupted if BI Pharma KG is unable to meet the our demand for product.

     We conduct radiolabeling at MDS Nordion Inc.'s, or Nordion, centralized radiolabeling facility. We have several contracts with Nordion that provide for radiolabeling services for clinical and commercial product. Material produced by Nordion may be unsuitable for human use or clinical trials or commercial supply may be delayed or disrupted if Nordion is unable to meet our demand for product.

     If the FDA approves BEXXAR(TM) for marketing, we expect that production for commercialization will consist of (i) producing bulk Anti-B1 Antibody by BI Pharma KG, (ii) filling and labeling of individual product vials with Anti-B1 Antibody by another third-party supplier and/or BI Pharma KG, and (iii) radiolabeling of Anti-B1 Antibody at Nordion. Although we plan to develop additional suppliers of these services, we expect to rely on our current suppliers for all or a significant portion of our requirements for BEXXAR for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the 131I radioisotope. Accordingly, any change in our existing or planned contractual relationships with, or interruption in supply from, our third-party suppliers could harm our ability to complete our ongoing clinical trials and to market BEXXAR, if approved. Any such change or interruption would harm our business. See "Important factors that may affect our business, our results of operations and our stock price -- We have limited experience in manufacturing our products and may encounter problems or delays that could result in lost revenue."

     We believe that it is possible that any products we may develop in our TAP pro-drug program may be capable of being produced with standard chemical synthesis processes and if so, we may utilize our manufacturing facility in Montana or third parties to meet clinical trial and any commercial requirements for any such potential products. If we determine not to manufacture potential TAP pro-drug products ourselves, we will need to contract with other companies to manufacture. We cannot assure you that we will enter into agreements in a timely manner or under acceptable terms or that the material produced under the agreements will be suitable for human use.

DISTRIBUTION

     The unique properties of BEXXAR therapy require tightly controlled distribution of the product. Due to its radioactive component, BEXXAR is shipped in shielded containers and must arrive at its destination within 24 - 48 hours of production. BEXXAR must also be temperature controlled during shipment. We will rely on many third party suppliers to process orders and to package, store and ship BEXXAR. We are working with suppliers to establish a commercial-scale system for the product that will minimize risk and loss of inventory and provide efficient service to customers in the event BEXXAR is approved for commercial sale. These third party suppliers may be unable to handle BEXXAR in a manner that will minimize loss of or damage to inventory. We have entered into a contract for storing and shipping of BEXXAR in the United States. We are negotiating other contracts for handling of BEXXAR before it is delivered to the customer. We may be unable to enter into these agreements on commercially reasonable terms, on a timely basis or at all.

EMPLOYEES

     As of December 31, 2000, we had 538 employees, 117 of whom hold degrees at the doctorate level. Of these employees, 330 are engaged in, or directly support research and development activities, 26 are in production, and 182 are in administration and business development positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good. On March 19, 2001, we announced a reduction of 10% to 15% of our total workforce.

RECENT DEVELOPMENTS

     On March 16, 2001, following the receipt of the FDA complete review letter for BEXXAR, and as a result of the recognition of additional synergies in our workforce as a result of our acquisition of Coulter, we modified our operating plan. We initiated immediate expense reductions, including a 10% - 15% reduction in total headcount that includes the elimination of unfilled open positions, as well as existing positions. The majority of these reductions will take place at our California operations. These reductions in research and development and administrative support staff will result in the postponement of further internal development of certain programs. These programs will become the focus of potential territory-specific, out-licensing activities as they represent either clinical stage, or near-clinical stage partnership opportunities. Additionally, in an effort to minimize expenses during the BEXXAR(TM) delay, we are currently pursuing several new opportunities in which we would outsource the services of our sales personnel to promote and sell a potential partner's products. Under such an agreement, our sales and marketing personnel would be partnered until these resources were required to support BEXXAR commercialization. If we are unable to establish such an agreement, we may be required to make additional headcount reductions within the direct sales and marketing groups. The headcount reductions announced will result in a first quarter restructuring charge of approximately $1.5 million, and could result in an annualized cost savings of approximately $6 million. Following these reductions, we will have approximately 512 people employed at three different locations.

ITEM 2. PROPERTIES

     We currently operate at four sites. Our headquarters are in Seattle, Washington, where we lease approximately 77,000 square feet of laboratory, discovery, research and development, manufacturing and general administration space. We maintain an additional 31,000 square feet of laboratory and research and development space in Redwood City, California and 98,000 square feet of laboratory, research and development, and general administration space in South San Francisco, California. In addition, we own a 35 acre complex near Hamilton, Montana which includes a 60,000 square foot building containing laboratory, pilot plant, commercial manufacturing, marketing and administrative facilities. The lease for the Seattle facility expires in January 2005, with an option to renew for two additional five-years periods. In early 2001, we initiated construction of a 48,000 square foot facility located immediately adjacent to our existing facility in South San Francisco. The lease for the South San Francisco facility expires in 2010, with an option to renew for two additional five-years periods. We believe our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

GROUNDWATER CONTAMINATION

     Following the Ribi acquisition, we initiated settlement discussions with the United States and the state of Montana related to pending environmental litigation concerning alleged groundwater contamination at the Bitterroot Valley Sanitary Landfill in Ravalli County, Montana. On February 26, 2000, we agreed in principle to settle this litigation. Final settlement of the litigation will occur upon motion of dismissal by the plantiff and an order of dismissal issued by the U.S. District Court. The liability of $2.65 million was included in the purchase price allocation of Ribi as of December 31, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting of the stockholders of Corixa, held on December 21, 2000, holders representing a total of 14,970,553 shares of Corixa common stock entitled to vote, constituting a quorum, voted to approve the issuance of shares of Corixa common stock in connection with the merger of Clearwater Acquisitions Corporation, a Delaware corporation and wholly owned subsidiary of Corixa, with and into Coulter, in which, among other things, each outstanding share of Coulter common stock was converted into 1.0003 shares of Corixa common stock. In connection with the approval of the merger of Clearwater with and into Coulter, holders representing 14,943,869 shares of common stock present or represented by Proxy at the meeting voted in favor, 15,702 voted against and 10,982 abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Price range of common stock

     Our common stock has been quoted on Nasdaq under the symbol "CRXA" since our initial public offering in October 1997. Prior to this date our common stock did not trade publicly.

     The following table shows our high and low sales prices of our common stock as quoted on Nasdaq for each of the quarters indicated.

                                                               HIGH      LOW
                                                              -------   ------
1999
First Quarter...............................................   9.8750    7.500
Second Quarter..............................................  17.8125    7.875
Third Quarter...............................................  17.1250   12.250
Fourth Quarter..............................................  17.3125   11.000
2000
First Quarter...............................................  70.1250   17.250
Second Quarter..............................................  47.4375   22.875
Third Quarter...............................................  53.6250   31.750
Fourth Quarter..............................................  51.9375   20.000
2001
First Quarter (through March 15)............................   30.125     7.75

     On March 15, 2001, the last reported sales price of our common stock on Nasdaq was $12.938 per share. As of March 15, 2001 we had 1,343 holders of record of our common stock.

  Dividend Policy

     We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

  Recent Issuance of Unregistered Securities

     On December 29, 2000, we drew down the remaining $37.5 million on a $50 million equity line of credit originally entered into with Castle Gate, L.L.C., or Castle Gate, on April 8, 1999. On the draw down of the funds under the equity line of credit, we issued to Castle Gate shares of Series B preferred stock at a price of $1,000 per share and warrants to purchase shares of our common stock.

     The Series B preferred stock has an annual cumulative dividend of 5% and we may pay the dividends, at our option, in cash or in shares of our common stock. Castle Gate may convert the shares of Series B preferred stock at their option at any time following the issuance of the shares. Shares of Series B preferred stock that have been outstanding for at least four years will be converted into common stock automatically on the fourth anniversary or any subsequent anniversary of the issuance of shares of Series B preferred stock if Castle Gate would receive a specified return on its equity investment. Additionally, any unconverted shares of Series B preferred stock will automatically convert on the seven-year anniversary of the initial issuance of the shares of Series B preferred stock.

     We made the draw-down under the equity line of credit of $37.5 million and issued Castle Gate 37,500 shares of Series B preferred stock and a warrant to purchase up to 50,000 shares of common stock at an exercise price of $18.22 pursuant to two amendments to the equity line of credit, the first dated December 21, 2000 and the second dated December 29, 2000. In addition, 187,500 shares issuable to Castle Gate under a warrant issued April 8, 1999, also vested at an exercise price of $18.22. The terms of the warrant issued on April 8, 1999 determined the exercise price for the warrant issued April 8, 1999 and the warrant issued December 29, 2000. The conversion price for the Series B preferred stock issued in the December 29, 2000 draw is $25.58 per share.

     The Series B preferred stock and warrants issued to Castle Gate were sold as a self-managed private placement and are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

Pursuant to a registration rights agreement entered into between Corixa and Castle Gate, we committed to register the underlying shares of common stock for resale after certain conversions of the Series B preferred stock. We may use the funds obtained pursuant to the draw down on the equity line of credit for expenses associated with various technology or company acquisitions. See "Note 6 to Notes to Consolidated Financial Statements" for additional information with respect to our agreement with Castle Gate.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results.

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000        1999       1998      1997      1996
                                               ---------   --------   --------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
     Collaborative agreements................  $  34,643   $ 25,035   $ 17,003   $13,390   $ 4,402
     Government grants.......................      2,331      1,463      1,267       977     1,403
                                               ---------   --------   --------   -------   -------
          Total revenue......................     36,974     26,498     18,270    14,367     5,805
Operating expenses:
     Research and development................     61,911     41,962     27,436    16,398     9,995
     Sales, general and administrative.......      6,694      3,743      2,672     2,033       781
     Intangible amortization.................      4,499        587         --        --        --
     Acquired in-process research and
       development...........................    629,700     37,637     12,021        --        --
                                               ---------   --------   --------   -------   -------
          Total operating expenses...........    702,804     83,929     42,129    18,431    10,776
                                               ---------   --------   --------   -------   -------
Loss from operations.........................   (665,830)   (57,431)   (23,859)   (4,064)   (4,971)
Interest and other income, net...............      4,999      2,673      2,543     1,388       824
                                               ---------   --------   --------   -------   -------
Loss before cumulative effect of change in
  accounting principle.......................   (660,831)   (54,758)   (21,316)   (2,676)   (4,147)
Cumulative effect of change in accounting
  principle..................................     (6,338)        --         --        --        --
                                               ---------   --------   --------   -------   -------
Net loss.....................................   (667,169)   (54,758)   (21,316)   (2,676)   (4,147)
Preferred stock dividend.....................     (9,887)    (6,008)        --        --        --
Net loss applicable to common stockholders...  $(677,056)  $(60,766)  $(21,316)  $(2,676)  $(4,147)
                                               =========   ========   ========   =======   =======
Basic and diluted loss per share before
  cumulative effect of change in accounting
  principle(1)...............................  $  (32.00)  $  (3.91)  $  (1.75)  $ (0.55)  $ (1.65)
Cumulative effect of change in accounting
  principle per share........................      (0.30)        --         --        --        --
                                               ---------   --------   --------   -------   -------
Basic and diluted net loss per common
  share(2)...................................  $  (32.30)  $  (3.91)  $  (1.75)  $ (0.55)  $ (1.65)
                                               =========   ========   ========   =======   =======
Shares used in computation of basic and
  diluted net loss per common share..........     20,961     15,528     12,172     4,891     2,521
                                               =========   ========   ========   =======   =======
Pro forma amounts assuming the accounting
  change is applied retroactively:
  Net loss...................................              $(54,042)  $(28,370)
                                                           ========   ========
  Net loss per common share..................              $  (3.87)  $  (2.33)
                                                           ========   ========

---------------
(1) Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees. See Note 1 of Notes to Consolidated Financial Statements.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of the number of shares and the method used to calculate basic and diluted net loss per share.

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                2000        1999       1998       1997      1996
                                              ---------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and securities
  available-for-sale........................  $ 197,078   $ 45,553   $ 45,141   $ 56,318   $11,933
Working capital.............................    146,844     20,919     36,979     53,962    10,101
Total assets................................    504,880     92,480     61,184     61,807    15,185
Long-term obligations, less current
  portion...................................     33,422     11,426     11,835      6,924     1,175
Redeemable common stock.....................      2,000      2,000         --         --        --
Accumulated deficit.........................   (755,205)   (88,036)   (33,278)   (11,962)   (9,286)
Total stockholders' equity..................    404,575     58,781     42,184     51,285    11,226

QUARTERLY FINANCIAL DATA:
(in thousands, except per share data)

                                                           Q1           Q2           Q3          Q4
                                                       ----------   ----------   ----------   ---------
                                                       (RESTATED)   (RESTATED)   (RESTATED)
2000
Revenue..............................................   $  9,513     $ 7,889      $ 7,997     $  11,575
Loss before cumulative effect of change in accounting
  principle..........................................     (8,295)     (8,660)      (6,554)     (637,322)
Cumulative effect of change in accounting
  principle..........................................      6,338          --           --            --
Net loss(3)..........................................    (14,633)     (8,660)      (6,554)     (637,322)
Basic and diluted loss per share before cumulative
  effect of change in accounting principle...........      (0.45)      (0.43)       (0.32)       (27.81)
Basic and diluted net loss per common share..........      (0.79)      (0.43)       (0.32)       (27.81)
2000 AS PREVIOUSLY REPORTED(4)
Revenue..............................................   $  8,908     $ 7,283      $17,390            --
Net loss.............................................     (8,900)     (9,266)      (2,611)           --
Basic and diluted net loss per common share..........      (0.48)      (0.46)       (0.13)           --
1999
Revenue..............................................   $  3,134     $ 6,020      $ 8,224     $   9,120
Net loss(3)..........................................    (17,386)     (4,005)      (1,173)      (32,194)
Basic and diluted net loss per common share..........      (1.23)      (0.66)       (0.09)        (1.76)

---------------
(3) The quarters ended December 31, 2000, December 31, 1999 and March 31, 1999 include in-process research and development charges of $629.7 million, $26.0 million and $11.6 million, respectively.

(4) As a result of our change in accounting method (see Note 1 of Notes to Consolidated Financial Statements), certain fees recognized in prior periods have been deferred and are being amortized over the terms of the related agreements. During the first three quarters of 2000, revenue was recognized under our previous method of accounting. Accordingly, revenue and net loss for these quarters have been restated to reflect our new method of recognizing nonrefundable up-front license fees.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report and contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in Factors Affecting Future Results elsewhere in this Annual Report.

OVERVIEW

     Our objective is to be a leader in the development and commercialization of products used to prevent and treat autoimmune diseases, cancer and infectious diseases. Our strategy consists of integrating our core antigen, monoclonal antibody, adjuvant, antigen delivery and tumor-activated, or TAP pro-drug technologies into a strong product pipeline. To implement this strategy, we develop select technologies and potential products ourselves and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the years ended December 31, 2000, 1999 and 1998, approximately 94%, 94% and 93%, respectively, of our revenue resulted from collaborative agreements, and approximately 6%, 6% and 7%, of our revenue resulted from funds awarded through government grants. As of December 31, 2000, we had total stockholders' equity of $404.6 million.

     We have entered into, and intend to continue to enter into, collaborative agreements at various stages in the research and development process. We believe that this active corporate partnering strategy enables us to:

     - maintain our focus on our fundamental strengths in discovery and research of immunotherapeutic products;

     - focus on selected technologies and potential products that we elect to develop ourselves;

     - capitalize on our corporate partners' strengths in product development, manufacturing and commercialization;

     - retain significant downstream participation in product sales; and

     - reduce our financing requirements.

     When entering into corporate partnering relationships, we seek to cover our research and development expenses through research funding, milestone payments, collaborative agreement credit lines, and technology and license fees. We also endeavor to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Our significant collaborative agreements include the following:

     - Medicis and Zenyaku Kogyo. In August 2000, we entered into a multi-year development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVAC(TM) treatment, with Medicis Pharmaceutical Corporation (Medicis). The agreement provides Medicis with exclusive rights to PVAC treatment in the United States and Canada. We will be responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. Under the terms of the agreement, Medicis will pay us license fees, research funding and milestone payments of up to $107 million. Upon effectiveness of the agreement, we received a nonrefundable payment of $17 million with additional potential development milestone payments of $35 million, and commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon commercial sale of the product, Medicis will purchase inventory from us and pay a royalty on net sales of the product. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for research and development related to PVAC treatment. The agreement provides Zenyaku Kogyo with exclusive rights to PVAC treatment in Japan. Under the terms of the agreement, we will receive license fees and research funding of $6 million, milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales.

     - Zambon Group and the Pharmaceutical Division of Japan Tobacco. During May and June 1999, we entered into corporate partnerships with Zambon Group, or Zambon and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the former countries of the Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights with Japan Tobacco in China. Japan Tobacco has exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and Japan Tobacco an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. The agreements have three-year terms and, in the aggregate, provide for committed research funding of $16.5 million, as well as milestone payments that vary depending on the milestones achieved. In addition, Zambon purchased $2.0 million of our common stock. The agreement allows Zambon to sell the common stock back to us at the original price at the end of the research program term if Zambon determines that a commercial product is not viable.

     - Infectious Disease Research Institute. In March 1999, we entered into a research agreement with the IDRI, to research and develop ex vivo therapies for treating cancer. Pursuant to the terms of the agreement, IDRI committed $12 million of research funding over the agreement's three-year term. The agreement provides us with exclusive rights to all resulting intellectual property and product rights. IDRI will receive a percentage of our proceeds related to ex vivo therapy products resulting from such research and development.

     - GlaxoSmithKline. During 1998, we entered into a broad corporate partnership with GlaxoSmithKline's, or GSK's, wholly owned subsidiary, SmithKline Beecham plc, for vaccine discovery for breast, prostate, ovarian and colon cancer, tuberculosis vaccine discovery and development programs, and vaccine discovery programs for two chronic infectious pathogens, chlamydia trachomatis and chlamydia pneumoniae. We also granted GSK an exclusive worldwide license to develop, manufacture and sell vaccine products resulting from our clinical program based on Her-2/neu for treating breast and ovarian cancer, as well as our preclinical program based on Mammaglobin, a novel gene product associated with breast cancer. For certain of these disease areas, we granted GSK rights to develop, manufacture and sell passive immunotherapy products. These products include T cell, dendritic cell and antibody therapeutics and therapeutic drug monitoring products. GSK has committed $43.6 million to fund work in such discovery programs during the agreement's four-year research term.

       We have several license and supply agreements with GSK, granting GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancer and allergy that GSK is developing. These agreements grant GSK exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreement, GSK pays annual license fees, milestones, transfer payments and future royalty payments.

       As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK's wholly owned subsidiary, SmithKline Beecham Corporation, for developing and commercializing BEXXAR, which has completed Phase III clinical trials in the United States and is the subject of a BLA currently under review by the Food and Drug Administration, or FDA, for treating non-Hodgkin's lymphoma, or NHL. The agreement was amended in April 2000 to reduce GSK's territory under the agreement to the United States. Under the terms of the amended agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval, and the two companies will share profits and losses equally. The agreement provides for the sharing of certain costs related to clinical and manufacturing development activities. The agreement also provides for a $15 million credit line, which was fully drawn in December 2000.

     We may receive additional payments if we achieve certain clinical development and regulatory milestones. As of December 31, 2000, no milestone payments have been earned or received. We and GSK will annually prepare a joint profit and loss statement to account for the sharing of revenue, costs of goods sold and costs relating to selling, marketing, and distribution, and certain other BEXXAR-related activities. Development expenses for BEXXAR will generally be shared by both companies, although we retain responsibility to fully fund certain development costs.

     We have acquired the following companies:

     - Coulter. On December 22, 2000, we acquired Coulter, a biopharmaceutical company engaged in developing novel drugs and therapies for treating cancer and autoimmune diseases. We purchased Coulter for approximately $917.1 million, which consideration consisted of approximately 19,114,649 shares of our common stock valued at $806.8 million, assumed Coulter stock options valued at $132.4 million, less $29.2 million associated with the intrinsic value of unvested options, and transaction costs of approximately $7.1 million. The $29.2 million was recorded as deferred compensation and will be amortized as compensation expense over the remaining vesting periods of up to four years. As a result of the acquisition, we recorded an acquired in-process research and development charge of $629.7 million and acquisition-related intangibles of $223.9 million, which includes goodwill of $204.6 million, an assumed lease arrangement of $15.4 million and an assembled workforce charge of $3.9 million. The FDA accepted the BLA filing for Coulter's lead product, BEXXAR, in November 2000. If we do not receive FDA approval for BEXXAR, a significant portion of the value assigned to acquired in-process research and development will not be realized and the value assigned to the intangible assets related to this acquisition will be impaired.

     - Ribi. On October 6, 1999, we completed the acquisition of Ribi, a pharmaceutical company focused on developing novel agents that modulate the human immune response to prevent or treat certain diseases, including cancer, infectious diseases and cardiovascular injury. We purchased Ribi for approximately $57.5 million, which consideration consisted of 3,610,766 shares of our common stock and stock options valued at $47.9 million, cash of $7.9 million paid by us to Ribi for the redemption of Ribi Series A preferred stock and transaction costs of approximately $1.7 million. As a result of the acquisition, we recorded an in-process research and development charge of $26.0 million and acquisition-related intangibles of $15.1 million, which includes goodwill of $11.0 million, adjuvant know-how of $3.1 million and workforce charge of $1.0 million. On February 26, 2001 we agreed in principle to settle lawsuits with the United States and the State of Montana related to groundwater contamination for $2.65 million.

     - Anergen. On February 10, 1999, we acquired all of the outstanding shares of common stock of Anergen, a biotechnology company focused on treating autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. We purchased Anergen for approximately $9.6 million, which consideration consisted of 1,058,031 shares of our common stock with a market value of approximately $8.7 million, approximately $200,000 in cash and approximately $700,000 in transaction costs. We recorded an acquired in-process research and development charge of $11.6 million as a result of the acquisition.

     - GenQuest. On September 15, 1998, we completed the acquisition of GenQuest, a development-stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon and ovarian cancer. We purchased GenQuest for approximately $12.4 million, which consideration consisted of 1,063,695 shares of our common stock, with a market value of approximately $7.3 million, approximately $4.5 million in cash, and transaction costs of approximately $600,000. An acquired in-process research and development charge of $12.0 million was recorded as a result of the acquisition.

     As of December 31, 2000, our accumulated deficit was approximately $755.2 million, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over, the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We may be unable to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

TOTAL REVENUE

     Our revenue increased to $37.0 million for the year ended December 31, 2000, from $26.5 million in 1999 and from $18.3 million in 1998. The 2000 increase is primarily due to revenue recognized from collaborative agreements with GSK, the pharmaceutical division of Japan Tobacco, Medicis and Purdue Pharma. We attribute the 1999 increase compared with 1998 primarily to revenue from collaborative agreements with the pharmaceutical division of Japan Tobacco, Zambon, Zenyaku Kogyo and IDRI. Revenue under government grants in 2000 was $2.3 million, up from $1.5 million in 1999 and $1.3 million in 1998. We expect revenue to fluctuate in the future depending on our ability to enter into new collaboration agreements and uncertainty surrounding potential product sales.

     Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees. Revenue for 1999 and 1998 was recognized under our previous method of accounting. See "Change in Accounting Principle" below.

RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses increased to $61.9 million for the year ended December 31, 2000, up from $42.0 million in 1999 and from $27.4 million in 1998. The 2000 increase is primarily the result of increased payroll and personnel expenses attributable in part to our acquisitions, new technology acquisition expenses, increased clinical trial expenses related to PVAC treatment, MELACINE and ANERGIX and increased preclinical research activities. The 1999 increase compared with 1998 is primarily attributable to increased payroll and personnel expenses, increased collaboration expenses, increased costs associated with preclinical research activities and increased facilities costs as a result of the completion of our Seattle facility expansion in late 1998. We expect research and development expenses to increase in the future as the level of clinical and preclinical research activities continue to expand, in addition to our expanded operations resulting from the Coulter acquisition.

     We recorded deferred compensation of $29.2 million associated with the Coulter acquisition, which represents the amortization of the value of the unearned options of Coulter employees existing at the date of acquisition. Deferred compensation will be amortized over the remaining vesting period with approximately $17.9 million of amortization expected to be included in research and development expense in 2001.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Our sales, general and administrative expenses increased to $6.7 million for the year ended December 31, 2000, from $3.7 million in 1999 and from $2.7 million in 1998. The increases were primarily attributable to increased payroll and personnel expenses due in part to acquisitions and legal fees. We expect sales, general and administrative expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities, and as a result of the Coulter acquisition.

     We expect approximately $2.0 million of deferred compensation amortization related to the Coulter acquisition to be included in sales, general and administrative expense in 2001.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES

     Our intangible amortization increased to $4.5 million for the year ended December 31, 2000 from $587,000 in 1999. The intangible amortization for 2000 consisted of $3.1 million associated with the Ribi acquisition and $1.4 associated with the Coulter acquisition for the period December 22, 2000 through December 31, 2000. We expect approximately $57.6 million of intangible amortization in 2001 as a result of the acquisitions of Coulter and Ribi.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     For the year ended December 31, 2000, acquired in-process research and development (IPR&D) expense increased to $629.7 million from $37.6 million in 1999 and from $12.0 million in 1998. The $629.7 million reflects the amount allocated to IPR&D that we acquired in the Coulter acquisition compared with $37.6 million in the Ribi and Anergen acquisitions in 1999 and $12.0 million in the GenQuest acquisition in 1998.

     Acquired IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective markets for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; product sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rate utilized to discount projected cash flows ranged from 30% to 55% for in-process technologies and was based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

     At the acquisition date, Coulter's IPR&D projects consisted of the following:

     - BEXXAR, which consists of a radioisotope, (131)Iodine, or (131)I, combined with a monoclonal antibody that recognizes and binds to the CD20 antigen, an antigen commonly expressed on the surface of B-cells primarily during that stage of their life cycle when NHL arises. BEXXAR is administered to patients in a proprietary therapeutic protocol consisting of a single, two-dose regimen. Coulter previously estimated that research and development costs to complete individual BEXXAR development projects would be approximately $12.0 million, net of reimbursements from GSK. The most advanced application of BEXXAR is for treating relapsed and refractory low-grade and transformed low-grade NHL for which Phase III clinical trials have been completed, and a BLA was accepted for review by the FDA in November 2000. Additional indications include first-line low-grade NHL treatment and intermediate-grade NHL, which are estimated to be completed in 2002. Significant risk remains in relation to FDA approval of BEXXAR.

     - 64G12 is a monoclonal antibody that binds to sub-unit one of the type I interferon receptor and neutralizes the activity of all type I interferons. This antibody, or a derivative, may provide therapeutic benefit in a number of autoimmune diseases, including rheumatoid arthritis, systemic lupus erythematosus, Crohn's disease, graft-versus-host disease and solid organ transplantation rejection. Coulter previously estimated that an individual 64G12 project may be completed by 2006 with an additional $40.0 million required in research and development expenditures. Prior to the acquisition, Coulter had made progress demonstrating efficacy of 64G12 in preclinical studies using animal models for rheumatoid arthritis and tissue transplantation rejection.

     - CPI-0004 is a tumor activated peptide, or TAP, pro-drug version of doxorubicin. Doxorubicin is an off-patent chemotherapeutic drug that currently is used in treating a number of solid tumor cancers, including breast, prostate, ovarian and soft-tissue sarcoma cancers. CPI-0004 is a proprietary molecule based on a peptide of four amino acids that is linked to doxorubicin. CPI-0004 is designed to deliver significantly higher levels of doxorubicin to a tumor site relative to normal tissues. The TAP pro-drug approach is also designed to achieve a higher dose of active drug at the tumor site than can be achieved using unconjugated drug. Coulter previously estimated that the CPI-0004 project may be completed by 2005 with an additional $33.0 million in research and development expenditures. This project is currently scheduled to complete preclinical development and to be ready to commence Phase I clinical trials in the second half of 2001.

     At the acquisition date, Ribi's IPR&D projects consisted of MPL, an adjuvant immunostimulant for potential application in improving the efficacy of a variety of vaccines that are at various stages of preclinical and clinical development; RC-529, a next-generation synthetic adjuvant; MELACINE, a therapeutic vaccine to treat melanoma; ENHANZYN(TM), which is being developed by Biomira for use in MELACINE vaccine and in Theratope, as a therapeutic vaccine for breast, lung, gastrointestinal and colon cancer; and RC-552, a synthetic compound that is being developed for use in protecting against reperfusion injury in patients undergoing cardiac surgery or angioplasty. In November 1999, we received approval of MELACINE for treating Stage IV malignant melanoma in Canada. In March 2000, we also received data from U.S. Phase III clinical trials for MELACINE for treating Stage II and Stage IV malignant melanoma. In January 2000, we entered into a license, development and commercialization agreement for our cardioprotectant, RC-552(TM). Under the terms of the agreement, CoPharma will develop and commercialize RC-552 for treating and preventing cardiac disorders, neuronal damage and ischemia-reperfusion injuries.

     At the acquisition date, Anergen's IPR&D projects were potential therapies for treating autoimmune diseases that focus on destroying or inactivating T cells without affecting the protective functions of the immune system and/or stimulating the immune system to produce antibodies that may interfere with the presentation of auto-antigens to destructive T cells. ANERGIX.RA, under development in partnership with Organon, is the most advanced product. ANERGIX.RA is a soluble version of the human leucocyte antigen (HLA) Class II containing an autoantigenic peptide known to interact with T cells involved in the development of arthritis. ANERGIX.RA is designed to inactivate T cells responsible for developing arthritic lesions. ANERGIX.RA completed a randomized, double-blinded, controlled Phase I/II clinical trial in 2000. ANERVAX.RA is a synthetic peptide vaccine consisting of a small portion of the HLA Class II molecule. ANERVAX.RA has completed a 53 patient randomized Phase II double blinded clinical trial.

     At the date of acquisition, GenQuest's primary IPR&D projects related to functional genomics technology to discover and develop novel genes and related gene products to be used in diagnostics and therapeutic monoclonal antibodies. These potential products are in the areas of prostate, breast, lung, colon and ovarian cancer.

     We based all of the estimates and projections related to the IPR&D projects for Coulter, Ribi, Anergen and GenQuest on assumptions we believed to be reasonable at the time of each acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop these projects, our business, operating results, and financial condition may be adversely affected. As of the date of each acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the projects fail, the economic contribution expected to be made by the in-process research and development will not materialize. The risk of untimely completion includes the risk that competitors will develop alternative products.

  Interest Income

     Our interest income increased to $5.4 million for the year ended December 31, 2000, from $2.8 million in 1999 and from $3.0 million in 1998. The change in interest income is based on average investment balances during the year and market interest rates.

  Interest Expense

     Our interest expense increased to $810,000 for the year ended December 31, 2000, from $797,000 for the same period in 1999 and from $767,000 in 1998. The increase was primarily attributable to higher loan and capital lease financing balances.

  Other Income

     Our other income was $431,000 for the year ended December 31, 2000 compared with $677,000 in 1999 and $294,000 in 1998. Other income for 2000 includes a gain of $216,000 on the partial sale of our investment in Immgenics and $208,000 in sublease rental receipts. Other income for 1999 includes $400,000 and $250,000 in proceeds from the recovery of a collaboration receivable that was previously charged to expense and sublease rental receipts, respectively. The 1998 amount includes $204,000 and $90,000 in proceeds from management and administrative service agreements with GenQuest and IDRI, respectively. During 1998, we provided services to IDRI with respect to corporate management, accounting and financial matters, record keeping, personnel administration and human resources, and treasury services. Similar services were performed under the GenQuest agreement, which ended upon our acquisition of GenQuest.

  Change in Accounting Principle

     Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. In September 2000, we recognized a multi-million dollar nonrefundable up-front license fee. This amount has been reversed and will be recognized over the term of the related research and development arrangements. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $13.1 million, or $0.63 per share, comprised of the $6.3 million cumulative effect of the change as described above ($0.30 per share) and $9.2 million of revenue recognized in the third quarter of 2000 and subsequently reversed ($0.44 per share) less $2.4 million of the deferred revenue related to the cumulative effect adjustment that was recognized as revenue during the year ($0.11 per share). The remainder of the related deferred revenue will be recognized as follows: $5.7 million in 2001, $4.7 million in 2002 and $2.7 million in 2003. Had the change in accounting been in effect retroactively as of January 1, 1998, net loss for the years ended December 31, 1999 and 1998 would have been $54.0 million, or $3.87 per share, and $28.4 million, or $2.33 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. Our October 1997 initial public offering and preceding private placements of equity securities have provided us with aggregate net proceeds of approximately $61.1 million. Net proceeds of $56.6 million were generated by our follow-on public offering in April 2000 through the issuance of 1,900,000 shares of our common stock at $32 per share. For the previous three years, we have received cash of approximately $101.0 million from collaborative research agreements and grants, $50.0 million from the issuance of Series A and Series B preferred stock under an equity line of credit, $11.0 million from a bank loan and $2.0 million from credit lines under collaborative agreements.

     In April 1999, we entered into an agreement with Castle Gate, an investment partnership focused primarily on health-care and biomedical companies, to provide us with an equity line of credit of up to $50.0 million. Under the agreement, Castle Gate was obligated to provide the equity line through March 2001. At the time we executed the agreement, we completed an initial draw-down of $12.5 million and a corresponding issuance to Castle Gate of 12,500 shares of Series A preferred stock, which are convertible into common stock at $8.50 per share, and warrants to purchase 1,037,137 shares of our common stock. The warrants have exercise prices of $8.28 and $8.50 per share. On December 29, 2000, we drew down the remaining

$37.5 million under the equity line of credit, and in exchange for the funds, issued to Castle Gate 37,500 shares of our Series B preferred stock, which are convertible into common stock at $25.58 per share, and warrants to purchase 50,000 and 187,500 shares of our common stock, each at an exercise price of $18.22 per share.

     On the date of the initial draw, the effective conversion price of the preferred stock (after allocating a portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. The discount of $5.5 million was recorded as a preferred stock dividend.

     On the date of the second draw, the effective conversion price of the preferred stock (after allocating a portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. The discount of $9.3 million was recorded as a preferred stock dividend. In addition, we have paid preferred stock dividends of $625,000 to date related to the 5% annual cumulative dividend and have accrued a 5% dividend of $469,000 at December 31, 2000, payable in April 2001.

     During the year ended December 31, 2000, we used $21.3 million of cash in our operations, compared with $5.7 million in 1999 and $7.5 million in 1998. Our investing activities used $30.7 million, compared to $16.4 million in 1999 and $8.5 million in 1998. The increases in cash used in investing activities were primarily due to the increased use of cash to purchase available-for-sale-securities. Our financing activities provided cash of $100.7 million in 2000 compared with $13.8 million in 1999 and $8.7 million in 1998. The increase in 2000 was primarily due to proceeds of $56.6 million from our follow-on public offering of common stock, our issuance of Series B preferred stock of $37.5 million and proceeds from long-term and short-term obligations of $3.0 million and $1.0 million, respectively. The 1999 increase is primarily the result of our issuance of Series A preferred stock, partially offset by a decrease in borrowings. As of December 31, 2000, we had approximately $197.1 million in cash, cash equivalents and securities available-for-sale. Working capital increased to $146.8 million at December 31, 2000 from $20.9 million in 1999 and $37.0 million in 1998.

     For the years ended December 31, 2000, 1999 and 1998, we invested $3.0 million, $3.1 million and $5.6 million, respectively, in property and equipment.

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

     - continued scientific progress in our discovery, research and product development programs;

     - the magnitude and scope of these activities;

     - our ability to maintain existing, and enter into additional, corporate partnerships and licensing arrangements;

     - progress with preclinical studies and clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs of acquiring companies with complementary technology;

     - the costs associated with potential commercial activities;

     - the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

     - the potential need to develop, acquire or license new technologies and products and other factors not within our control.

     We intend to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings, and capital lease transactions. However, we cannot assure you that additional financing will be available on acceptable terms, if at all. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research or development programs, any of which could harm our business.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. We do not expect the adoption of SFAS 133 to have a significant impact on our financial position or results of operations.

RECENT DEVELOPMENTS

     On March 19, 2001, after receipt of a complete review letter from the FDA, we announced a delay in the potential launch of BEXXAR. Consequently, we have modified our 2001 operating plan and initiated expense reductions, including a reduction in our workforce. As a result of this workforce reduction, we expect to incur a restructuring charge of approximately $1.5 million in the first quarter of 2001.

MARKET RISK DISCLOSURES

  Interest Rate Risk

     The table below summarizes the estimated effects on certain assets and liabilities based on hypothetical increases and decreases in interest rates. It is assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the following table:

                                                    ESTIMATED
                                                  HYPOTHETICAL       FAIR VALUE AFTER        HYPOTHETICAL
                                                    CHANGE IN          HYPOTHETICAL           PERCENTAGE
                             FAIR VALUE AT        INTEREST RATE         CHANGE IN            DECREASE IN
                           DECEMBER 31, 2000    (BP=BASIS POINTS)     INTEREST RATE      STOCKHOLDERS' EQUITY
                           -----------------    -----------------    ----------------    --------------------
                                                             (IN THOUSANDS)
Assets:
  U.S. government
     agencies and
     corporate
     obligations.........      $147,665          100 bp decrease         $149,778                  *
                                                 100 bp increase          145,610                  *
                                                 200 bp increase          143,602                1.0%
                                                 300 bp increase          141,655                1.5%
Liabilities:
  Debt obligations.......      $ 25,990          100 bp decrease         $ 26,552                  *
                                                 100 bp increase           25,444                  *
                                                 200 bp increase           24,918                  *
                                                 300 bp increase           24,407                  *

---------------
* Less than 1%

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE.

     You should carefully consider the risks described below, together with all other information contained and the documents incorporated by reference in this Annual Report. If any of the following risks actually occur, our business, financial condition or operating results may be seriously harmed. In that case, the trading price of our common stock may decline.

OUR SUCCESS DEPENDS ON OUR PRODUCTS BEING APPROVED THROUGH A GOVERNMENT REGULATORY APPROVAL PROCESS THAT IS UNCERTAIN, TIME-CONSUMING AND EXPENSIVE, AND IF ANY OF OUR PRODUCTS ARE NOT APPROVED, OUR BUSINESS MAY SUFFER.

     Any products that we or our corporate partners develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we or our corporate partners develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. If any of our products are not approved by the regulatory authorities in the jurisdictions in which we are seeking to market our products, our business may suffer.

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

     - the number of clinical sites;

     - the eligibility criteria for the study; and

     - the existence of competing clinical trials.

     We cannot assure you that delays in patient enrollment in clinical trials will not occur. Any delays may result in increased costs, program delays or both, which may harm our business.

     The FDA accepted the BEXXAR(TM) BLA on November 15, 2000, and assigned the application six-month priority review status. The FDA granted BEXXAR orphan drug designation in May 1994, as well as fast track designation announced in December 1998. On March 16, 2001, we received a complete review letter from the FDA following the agency's review of the BEXXAR BLA. Issuance of the complete review letter satisfied the FDA's performance goal for priority review under the Prescription Drug User Fee Act. In the complete review letter, the FDA outlined additional clinical and manufacturing information that Corixa must submit as a result of the review. The FDA requested updated and/or final safety and efficacy data from ongoing, recently completed, and other additional trials to establish safety and effectiveness. Our inability to complete further studies or gather further evidence, or a failure of any clinical trials to yield acceptable results may further delay approval of BEXXAR. Any such delays may result in increased costs or further delays to approval or both, which may harm our business.

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Data from a Phase III clinical trial of MELACINE(R), our melanoma vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received MELACINE vaccine versus observation only, found no statistically significant difference in disease-free survival of the eligible patient population. However, the results of the intent-to-treat analysis on the total population indicated that there was a statistically significant difference in disease-free survival. In September 2000, we announced our intent to file a BLA for the use of MELACINE vaccine for treating Stage II melanoma.

     In addition, we recently completed a Phase II clinical trial for our PVAC(TM) treatment for the treatment of moderate to severe psoriasis. We are currently developing a new set of trials to further study the effectiveness of PVAC treatment for the treatment of psoriasis. We cannot assure you that PVAC treatment will prove to be an effective treatment for psoriasis, or even if efficacy is demonstrated in clinical trial, that it will be approved by the FDA for commercial sale.

     In addition, delays or rejections may be encountered based on changes in regulatory policy during the period of product development, extension of the period of review of any application for regulatory approval or other factors beyond our control. Delays in obtaining regulatory approvals:

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

     If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur,

     - regulatory approval may be withdrawn;

     - reformulation of our products, additional clinical trials, changes in labeling of our products or changes to or re-approvals of our manufacturing facilities may be required;

     - sales of the affected products may drop significantly;

     - our reputation in the marketplace may suffer; and

     - lawsuits, including class action suits, may be brought against us.

     Any of the above occurrences could harm our business.

ACCEPTANCE OF BEXXAR(TM) IN THE MARKETPLACE IS UNCERTAIN AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS.

     If our most advanced product candidate, BEXXAR, is approved, it would represent a significant departure from currently approved methods of treatment for NHL and would require medical personnel to handle radioactive materials. Accordingly, BEXXAR may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of BEXXAR in treating NHL. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR. Nuclear Regulatory Commission regulations permit BEXXAR to be administered on an outpatient basis in most cases as is currently contemplated by us. However, market acceptance could be affected adversely because some hospitals may be required to administer the therapeutic dose of BEXXAR on an in-patient basis under applicable state, local or individual hospital regulations. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy and biologics. Market acceptance also could be affected by the availability of third-party reimbursement. Failure of BEXXAR to achieve market acceptance would harm our business.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND HAVE LIMITED SOURCES OF REVENUE.

     We are at an early stage in the development of the majority of our therapeutic, prophylactic and diagnostic products. To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will continue to result from corporate partnerships until therapeutic product approval and commercialization. Since our inception, we have generated only minimal revenue from diagnostic product sales and no revenue from therapeutic or prophylactic product sales. With the exception of MELACINE(R), which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.

WE MAY BE UNABLE TO DEVELOP PRODUCTS SUCCESSFULLY.

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

     We are at an early stage in the development of the majority of our products, and we cannot assure you that clinical trials of our product candidates under development will demonstrate the safety and efficacy of those products to the extent necessary to obtain regulatory approvals for the indications being studied, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of any of the products under development by us could delay or prevent regulatory approval of the product and may harm our business.

     We have several preclinical programs and several potential products in clinical trials. We also have two potential products, MELACINE vaccine and BEXXAR therapy, that have completed clinical trials. We cannot assure you that any of these programs will yield products that are approved for commercial sale or that any of these potential products, with the exception of MELACINE vaccine, which has been approved for sale in Canada, will ever be approved for commercial sale.

WE WILL NEED ADDITIONAL CAPITAL AND OUR ABILITY TO SECURE ADDITIONAL FUNDING IS UNCERTAIN.

     We will continue to require substantial capital resources to conduct our operations. Our future capital requirements will depend on many factors, including:

     - continued scientific progress in our discovery and research programs;

     - progress with preclinical studies and clinical trials;

     - the magnitude and scope of our discovery, research and development programs;

     - our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

     - the time and costs involved in obtaining regulatory approvals;

     - the time and costs involved in expanding and maintaining our manufacturing facilities;

     - the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

     - the potential need to develop, acquire or license new technologies and products; and

     - other factors beyond our control.

     We intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

     - public or private equity financings, which could result in significant dilution to our stockholders;

     - public or private debt financings; and

     - capital lease transactions.

     Additional financing may not be available on acceptable terms, if at all. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research, preclinical or clinical programs or manufacturing efforts. We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equity credit lines, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 12 months. However, a substantial number of the payments to be made by our corporate partners and other licensors depend on us achieving development and regulatory milestones. Failure to achieve these milestones may significantly harm our future capital position.

OUR BUSINESS WILL NOT SUCCEED IF OUR TECHNOLOGY AND PRODUCTS ARE REJECTED BY THE MARKETPLACE.

     Our technological approach to the development of immunotherapeutic products based on targeted antigens for autoimmune diseases, cancer and infectious diseases is unproven in humans. With the exception of our MELACINE(R) vaccine, products based on our technologies are currently in the research, preclinical or clinical investigation stages. Currently, only a small number of our immunotherapeutic products have advanced to clinical trials. Only one of our corporate partners is conducting clinical trials that incorporate our proprietary microsphere delivery system.

     Other than an immunotherapeutic product incorporating MPL(R) adjuvant that has been approved for sale on a named-patient basis in Germany, and MELACINE, which includes the ENHANZYN adjuvant, and is approved for sale in Canada, neither we nor any of our corporate partners has commercialized any products that incorporate our proprietary adjuvants. In addition, neither we nor any other company has successfully commercialized any therapeutic vaccines for cancer or the infectious or autoimmune diseases that we target. We may be unable to develop effective vaccines for these diseases in a reasonable time frame, if ever, and the vaccines may not be capable of being commercialized.

     Most of our programs are currently in the discovery stage or in preclinical development. Currently, 16 of our immunotherapeutic programs have advanced to clinical trials. With the exception of MELACINE, which is available for sale in Canada and which has completed Phase III clinical trials in Canada and the United States, our vaccines have not completed clinical trials. Our programs may not move beyond their current stages of development. Even if approved for marketing, our or our corporate partners' products may not be as effective as competing products or alternative treatment methods and may never achieve market acceptance. Physicians, patients or the medical community generally may not accept or utilize any products that may be developed by us or our corporate partners.

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

     - disruption of our ongoing business; and

     - diversion of our resources.

     Recently, as a result of our receipt of the FDA complete review letter for BEXXAR(TM), and the recognition of additional synergies in the workforce as a result of our acquisition of Coulter, we modified our operating plan. We will initiate immediate expense reductions, including a 10% - 15% reduction in total headcount that includes the elimination of unfilled open positions, as well as existing positions. These reductions in research and development and administrative support staff will result in the postponement of further internal development of certain programs. Additionally, we are attempting to outsource our sales and marketing personnel. If we are unable to establish such agreements, we may be required to make additional headcount reductions.

IF WE DO NOT SUCCESSFULLY INTEGRATE OUR RECENT OR POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS WILL SUFFER.

     We have recently completed several acquisitions of complementary technologies, product candidates and businesses, including our acquisition of Coulter, our largest acquisition to date. In the future, we may acquire additional complementary companies, products or technologies. Managing these acquisitions has entailed and may in the future entail, both in connection with the Coulter acquisition and other potential acquisitions, numerous operational and financial risks and strains, including:

     - exposure to unknown liabilities of acquired companies;

     - higher than expected acquisition and integration costs, which may adversely effect our quarterly and annual operating results;

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

     If we do not successfully integrate Coulter and any future acquisition, our business will suffer.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of December 31, 2000, our accumulated deficit was approximately $755.2 million, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income.

     We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our:

     - entering into agreements with corporate partners for product discovery, research, development and commercialization;

     - obtaining regulatory approvals for our products, such as BEXXAR(TM); and

     - successfully manufacturing and marketing commercial products.

     However, our operations may not be profitable even if any of our products under development are commercialized.

OUR RESULTS OF OPERATIONS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECREASE.

     Payments under corporate partnerships and licensing arrangements, from which we receive substantially all of our revenue, are subject to significant fluctuations in both timing and amounts. As a result, our results of operations have varied significantly from quarter to quarter and year to year in the past and are expected to continue to fluctuate. Because of these fluctuations, we believe that period-to-period comparisons of our results of operations are not meaningful. In addition, our results of operations for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

IF OUR CORPORATE PARTNERSHIPS ARE NOT SUCCESSFUL OR IF WE ARE UNABLE TO FIND CORPORATE PARTNERSHIPS IN THE FUTURE, OUR BUSINESS MAY SUFFER.

     The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 94%, 94% and 93% of our revenue for the years ended December 31, 2000, 1999 and 1998 from research and development and other funding under our existing corporate partnerships.

     We have established relationships with various corporate partners, including Medicis, GlaxoSmithKline and several of its affiliates, the pharmaceutical division of Japan Tobacco, Zambon, Zenyaku Kogyo, Schering Corporation and Schering-Plough, and Organon, among others. The process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty.

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

     Our success also depends on our ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to developing and commercializing our or our partners' products. We have various license agreements that provide us rights to use technologies owned or licensed by third parties. These license agreements generally allow us and our corporate partners to use the licensed technology in research, development and commercialization activities. Additionally, many of our in-licensing agreements contain milestone-based termination provisions, in which case our failure or the failure of any of our corporate partners to meet any agreed milestones may allow the licensor to terminate an agreement.

     We may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. In addition, our current license agreements may be terminated, and we may be unable to maintain the exclusivity of our exclusive licenses. Commercialization of monoclonal antibody-based products may require licensing or cross-licensing of one or more patents with other organizations in the field. If we cannot obtain or maintain licenses to technologies advantageous or necessary to develop and commercialize our products, our corporate partners and we may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be prevented from commercializing our products and our business may suffer. If we are unable to maintain the exclusivity of our exclusive licenses our competitive position may be harmed and our business may suffer.

IF WE ARE UNABLE TO GAIN ACCESS TO PATENT AND PROPRIETARY RIGHTS OR TO PROTECT AND ENFORCE OUR PATENTS AND PROPRIETARY RIGHTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     Our success depends in part on our ability to:

     - obtain commercially valuable patents;

     - protect trade secrets;

     - operate without infringing the proprietary rights of others; and

     - prevent others from infringing our proprietary rights.

     We will only be able to protect our proprietary rights from unauthorized use to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of December 31, 2000, we owned, licensed or had the option to license 110 issued U.S. patents that expire at various times between May 2002 and August 2018, as well as 392 pending U.S. patent applications.

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

IF THIRD PARTIES CHALLENGE THE VALIDITY OF OUR PATENTS OR PROPRIETARY RIGHTS, OUR BUSINESS MAY SUFFER.

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

     Our registered trademarks, MPL(R) and MELACINE(R), are currently the subjects of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. It is uncertain whether we will ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL and MELACINE in Europe, in which case our business may suffer.

     We have licensed several patent applications from Southern Research Institute, or SRI, related to our microsphere encapsulation technology. Two of these patent applications are currently the subject of opposition proceedings before the European Patent Office. In one of the oppositions, the European Patent Office has revoked a previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will ultimately prevail in this or any other opposition proceeding. As a result, these patents may not issue in Europe, in which case our business may suffer.

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

     - protect our trade secrets or know-how; or

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

     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we or our corporate partners do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, preclinical and clinical development, obtaining regulatory approval and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring and developing technologies complementary to our programs. We and our corporate partners will face competition with respect to:

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

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

     Our current manufacturing facilities may not be sufficient to support our or our corporate partners' needs for clinical quantities of our products or commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product, or in producing clinical-grade or commercial amounts of our proprietary antigen-based products, including recombinant proteins or antibodies. Although we currently manufacture limited quantities of some antigens and several adjuvants, and are capable of clinical GMP manufacturing of both adjuvants and some finished vaccine products, we intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. These contract manufacturers and we may be unable to manufacture our proprietary antigen vaccines at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our products will not be granted.

     We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibody products for large-scale clinical trials or commercial purposes. We rely on BI Pharma KG to produce Anti-B1 Antibody. We have entered into an agreement with BI Pharma KG to produce bulk Anti-B1 Antibody and fill the individual product vials with Anti-B1 Antibody. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging the Anti-B1 Antibody, and we cannot assure you that they will be able to produce our requirements in commercial quantities or with acceptable quality.

     We rely on Nordion for radiolabeling the Anti-B1 Antibody at Nordion's centralized radiolabeling facility. We have entered into an agreement with Nordion for supply of the radiolabeled Anti-B1 Antibody for both clinical trials and commercial sale. Given the eight-day half-life of the (131)I radioisotope, Nordion currently is producing radiolabeled Anti-B1 Antibody in a clinical-scale facility sufficient to support on-going clinical trials. Nordion is transitioning the production of radiolabeled Anti-B1 Antibody to a commercial-scale facility prior to potential FDA approval in support of potential product launch. However, we cannot assure you that Nordion will be able to successfully transition to the commercial-scale facility and, if BEXXAR(TM) is approved and is successful in the market, we cannot assure you that Nordion's capacity to radiolabel antibodies will be sufficient to meet all of our commercial requirements.

     We are aware of only a limited number of manufacturers capable of producing the Anti-B1 Antibody in commercial quantities or radiolabeling the antibody with the (131)I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Further, radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in our existing contractual relationships with, or interruption in supply from, our producer of unlabeled antibody or our radiolabeler would affect adversely our ability to complete our ongoing clinical trials and to market BEXXAR, if approved. Any change or interruption would harm our business. Although we are evaluating additional sources of supply for production and radiolabeling of the Anti-B1 Antibody, we cannot assure you that these sources will be secured on commercially reasonable terms or on a timely basis, if at all.

     Nordion intends to change its source of (131)I radioisotope from tellurium-derived (131)I to fission-derived (131)I. We will need to obtain FDA approval of the fission-derived (131)I radioisotope prior to using it in clinical trials or commercial supply. Although fission-derived (131)I radioisotope has been approved for human use in other applications, we cannot assure you that the fission-derived (131)I labeled Anti-B1 Antibody will be suitable for human use, and that clinical trials or commercial supply will not be delayed or disrupted if we are unable to obtain FDA approval for this product.

BECAUSE WE HAVE LIMITED SALES, MARKETING AND DISTRIBUTION CAPABILITIES, OUR BUSINESS MAY SUFFER.

     As a result of the Coulter acquisition, we have a sales and marketing force focused on BEXXAR(TM) sales and marketing in the United States. We cannot assure you that we will be able to manage effectively these sales and marketing operations. We intend to rely on our corporate partners to market our products outside the United States and, in the case of autoimmune and infectious disease products, worldwide. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities.

     We have hired direct sales and marketing personnel in preparation for the market launch of BEXXAR; however, the ability to market BEXXAR, if approved, will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force as well as GSK's performance under the collaboration agreement. Developing an effective sales force will require significant financial resources and time. We cannot assure you that we will be able to establish an effective sales force in a timely or cost-effective manner, if at all, or that our sales force will be capable of generating demand for BEXXAR or other product candidates.

     On March 19, 2001, we announced the receipt of a complete review letter from the FDA and that because of the resulting delay in potential BEXXAR approval we are seeking to contract out the services of our sales and marketing personnel during the delay period. If we are unable to contract out the services of our sales and marketing personnel in a timely manner we may be required to make additional headcount reductions.

OUR STOCK PRICE COULD BE VERY VOLATILE AND YOUR SHARES MAY SUFFER A DECLINE IN VALUE.

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

     - progress of our regulatory approvals;

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

     - changes in government regulations;

     - economic and other external factors;

     - additions or departures of any of our key personnel;

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

     The manufacture and administration of BEXXAR(TM) requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR. For our ongoing clinical trials and for commercial-scale production, we rely on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with this manufacturer, and, therefore, there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercially could be interrupted, which could harm our business.

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

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our corporate partners' or our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we or any of our corporate partners may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR, as potentially the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. Further, if BEXXAR is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. We or our corporate partners' products, if any, may not be considered cost effective or adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on our investment.

OUR STOCKHOLDERS FACE IMMEDIATE AND POTENTIAL DILUTION.

     You will suffer immediate and substantial dilution of your investment if:

     - we issue additional shares of our common stock under the terms of the September 1998 multi-field collaboration and license agreement with GSK;

     - we issue additional shares of our common stock in connection with entering into new corporate partnerships or acquiring additional technologies or companies; or

     - we issue additional shares of our common stock as reimbursement of royalties prepaid by Beckman Coulter, Inc. to Dana-Farber Cancer Institute, Inc. that Beckman Coulter, Inc. can elect to receive as stock.

STATE LAWS AND PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY INHIBIT POTENTIAL ACQUISITION BIDS THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware and Washington law, will make it more difficult for a third party to acquire us, even if doing so would be beneficial for our stockholders.

     At our 2001 annual meeting, we are asking our stockholders to approve a classified board provision. This classified board provision will divide the board of directors into three classes with the directors' terms ranging from one to three years. Beginning with our 2002 annual meeting, all future directors will serve from the time of election until the third annual meeting following election or until their successors have been duly elected and qualified.

     Should our stockholders approve of this classified board provision, it may combine with certain other provisions of our certificate of incorporation and bylaws to have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Corixa. This could limit the price that certain investors might be willing to pay in the future for our shares of common stock. Certain provisions of our certificate of incorporation and bylaws:

     - allow our board to issue preferred stock without any vote or further action by the stockholders;

     - eliminate the right of stockholders to act by written consent without a meeting;

     - eliminate cumulative voting in the election of directors;

     - specify a supermajority requirement for stockholders to call a special meeting;

     - specify restrictive procedures for director nominations by stockholders;

     - specify that directors may be removed only with cause; and

     - specify a supermajority requirement for stockholders to change the number of directors.

     We are subject to certain provisions of Delaware law, which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with any interested stockholder for a period of three years unless specific conditions are met.

     The proposed classified board provision; the possible issuance of preferred stock; the inability of stockholders to act by written consent; the lack of cumulative voting in the election of directors; the procedures required for director nominations, special stockholder meetings and changing the number of directors; the ability to remove directors only with cause; and Delaware and Washington law could have the effect of delaying, deferring or preventing a change in control of us, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Corixa Corporation

     We have audited the accompanying consolidated balance sheets of Corixa Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corixa Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, in 2000, the Company changed its method of accounting for revenue recognition.

                                          ERNST & YOUNG LLP

Seattle, Washington
February 9, 2001

                               CORIXA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------    -------
Current assets:
  Cash and cash equivalents.................................  $   49,413    $   780
  Securities available-for-sale.............................     127,163     33,425
  Accounts receivable.......................................      14,382      2,792
  Interest receivable.......................................       2,055        759
  Prepaid expenses and other current assets.................       6,848      1,779
  Deposits..................................................       1,759      1,657
                                                              ----------    -------
          Total current assets..............................     201,620     41,192
Property and equipment, net.................................      39,276     21,281
Securities available-for-sale, noncurrent...................      20,502     11,348
Investments.................................................       2,461      4,000
Acquisition-related intangible assets, net..................     234,076     14,516
Deferred charges and deposits...............................       6,945        143
                                                              ----------    -------
          Total assets......................................  $  504,880    $92,480
                                                              ==========    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   27,863    $ 8,701
  Dividend payable..........................................         469        469
  Deferred revenue..........................................      20,117      8,236
  Current portion of long-term obligations..................       6,327      2,867
                                                              ----------    -------
          Total current liabilities.........................      54,776     20,273
Deferred revenue, less current portion......................      10,107         --
Long-term obligations, less current portion.................      33,422     11,426
Commitments and contingencies
Redeemable common stock.....................................       2,000      2,000
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized -- 10,000,000 shares Designated Series
      A -- 50,000 shares;
     Issued and outstanding -- 12,500 in 2000 and 1999......          --         --
     Designated Series B -- 37,500 shares; issued and
      outstanding -- 37,500 in 2000 and none in 1999........          --         --
  Common stock, $0.001 par value:
     Authorized -- 100,000,000 shares
     Issued and outstanding -- 40,458,100 in 2000 and
      18,627,225 in 1999 (including 141,576 redeemable
      common shares)........................................          40         19
  Additional paid-in-capital................................   1,188,524    147,926
  Deferred compensation.....................................     (28,758)      (441)
  Accumulated other comprehensive loss......................         (26)      (687)
  Accumulated deficit.......................................    (755,205)   (88,036)
                                                              ----------    -------
          Total stockholders' equity........................     404,575     58,781
                                                              ----------    -------
          Total liabilities and stockholders' equity........  $  504,880    $92,480
                                                              ==========    =======

                             See accompanying notes

                               CORIXA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Revenue:
  Collaborative agreements..................................  $  34,643   $ 25,035   $ 17,003
  Government grants.........................................      2,331      1,463      1,267
                                                              ---------   --------   --------
          Total revenue.....................................     36,974     26,498     18,270
Operating expenses:
  Research and development..................................     61,911     41,962     27,436
  Sales, general and administrative.........................      6,694      3,743      2,672
  Intangible amortization...................................      4,499        587         --
  Acquired in-process research and development..............    629,700     37,637     12,021
                                                              ---------   --------   --------
          Total operating expenses..........................    702,804     83,929     42,129
                                                              ---------   --------   --------
Loss from operations........................................   (665,830)   (57,431)   (23,859)
Interest income.............................................      5,378      2,793      3,016
Interest expense............................................       (810)      (797)      (767)
Other income................................................        431        677        294
                                                              ---------   --------   --------
Loss before cumulative effect of change in accounting
  principle.................................................   (660,831)   (54,758)   (21,316)
Cumulative effect of change in accounting principle.........     (6,338)        --         --
                                                              ---------   --------   --------
Net loss....................................................   (667,169)   (54,758)   (21,316)
Preferred stock dividend....................................     (9,887)    (6,008)        --
                                                              ---------   --------   --------
Net loss applicable to common stockholders..................  $(677,056)  $(60,766)  $(21,316)
                                                              =========   ========   ========
Basic and diluted loss per share before cumulative effect of change in accounting principle............................  $  (32.00)  $  (3.91)  $  (1.75)
Cumulative effect of change in accounting principle per
  share.....................................................      (0.30)        --         --
                                                              ---------   --------   --------
Basic and diluted net loss per common share.................  $  (32.30)  $  (3.91)  $  (1.75)
                                                              =========   ========   ========
Shares used in computation of basic and diluted net loss per
  common share..............................................     20,961     15,528     12,172
                                                              =========   ========   ========
Pro forma amounts assuming the accounting change is applied
  retroactively:
Net loss attributable to common stockholders................              $(54,042)  $(28,370)
                                                                          ========   ========
Net loss per common share...................................              $  (3.87)  $  (2.33)
                                                                          ========   ========

                             See accompanying notes

                               CORIXA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                   ACCUMULATED
                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL   RECEIVABLE                      OTHER
                                     ---------------   ---------------    PAID-IN        FOR         DEFERRED     COMPREHENSIVE
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      WARRANTS    COMPENSATION   INCOME (LOSS)
                                     ------   ------   ------   ------   ----------   ----------   ------------   -------------
Balance at January 1, 1998.........    --       $--    11,774    $12     $   66,467     $(652)       $ (2,575)        $  (5)
 Warrants payment received.........    --       --         --     --             --       652              --            --
 Stock options exercised...........    --       --        106     --             59        --              --            --
 Issuance of common stock under the
   employee stock purchase plan....    --       --          6     --             32        --              --            --
 Issuance of common stock in
   GenQuest acquisition............    --       --      1,064      1          7,350        --              --            --
 Issuance of common stock in
   exchange for technology and
   services........................    --       --         23     --            131        --              --            --
 Amortization of deferred
   compensation....................    --       --         --     --             --        --           1,395            --
 Issuance of common stock for
   cash............................    --       --        428     --          2,500        --              --            --
 Comprehensive loss:
       Net unrealized gain on
         securities
         available-for-sale........    --       --         --     --             --        --              --            95
       Net loss....................    --       --         --     --             --        --              --            --
       Comprehensive loss..........
                                       --       --     ------    ---     ----------     -----        --------         -----
Balance at December 31, 1998.......    --       --     13,401     13         76,539        --          (1,180)           90
 Issuance of Series A convertible
   preferred stock and common stock
   warrants (net of offering cost
   of $16).........................    12       --         --     --         12,484        --              --            --
 Preferred stock dividend..........    --       --         --     --           (469)       --              --            --
 Stock options exercised...........    --       --         97     --            263        --              --            --
 Issuance of common stock under the
   employee stock purchase plan....    --       --         26     --            134        --              --            --
 Issuance of common stock and
   options in exchange for
   technology and services.........    --       --         20     --            866        --              --            --
 Issuance of common stock for
   acquisitions....................    --               4,839      6         58,109                        --            --
 Stock warrants net exercised......    --       --        103     --             --        --              --            --
 Amortization of deferred
   compensation....................    --       --         --     --             --        --             739            --
 Comprehensive loss:
       Net unrealized loss on
         securities
         available-for-sale........    --       --         --     --             --        --              --          (777)
       Net loss....................    --       --         --     --             --        --              --            --
       Comprehensive loss..........
                                       --       --     ------    ---     ----------     -----        --------         -----
Balance at December 31, 1999.......    12       --     18,486     19        147,926        --            (441)         (687)
 Issuance of Series B convertible
   preferred stock and common stock
   warrants........................    38                  --     --         37,500        --              --            --
 Preferred stock dividend..........    --       --         --     --           (625)       --              --            --
 Issuance of common stock (net of
   offering costs of $4,198).......    --       --      1,900      2         56,600        --              --            --
 Stock options exercised...........    --       --        592     --          5,296        --              --            --
 Issuance of common stock under the
   employee stock purchase plan....    --       --         63     --            948        --              --            --
 Issuance of common stock options
   exchange for technology and
   services........................    --       --         24     --          1,700        --              --            --
 Issuance of common stock for
   acquisitions....................    --              19,115     19        939,179                   (29,212)           --
 Stock warrants net exercised......    --       --        137     --             --        --              --            --
 Amortization of deferred
   compensation....................    --       --         --     --             --        --             895            --
 Comprehensive loss:
       Net unrealized gain on
         securities
         available-for-sale........    --       --         --     --             --        --              --           661
       Net loss....................    --       --         --     --             --        --              --            --
       Comprehensive loss..........
                                       --       --     ------    ---     ----------     -----        --------         -----
Balance at December 31, 2000.......    50       $--    40,317    $40     $1,188,524     $  --        $(28,758)        $ (26)
                                       ==       ==     ======    ===     ==========     =====        ========         =====


                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
Balance at January 1, 1998.........   $ (11,962)     $  51,285
 Warrants payment received.........          --            652
 Stock options exercised...........          --             59
 Issuance of common stock under the
   employee stock purchase plan....          --             32
 Issuance of common stock in
   GenQuest acquisition............          --          7,351
 Issuance of common stock in
   exchange for technology and
   services........................          --            131
 Amortization of deferred
   compensation....................          --          1,395
 Issuance of common stock for
   cash............................          --          2,500
 Comprehensive loss:
       Net unrealized gain on
         securities
         available-for-sale........          --             95
       Net loss....................     (21,316)       (21,316)
                                                     ---------
       Comprehensive loss..........                    (21,221)
                                      ---------      ---------
Balance at December 31, 1998.......     (33,278)        42,184
 Issuance of Series A convertible
   preferred stock and common stock
   warrants (net of offering cost
   of $16).........................          --         12,484
 Preferred stock dividend..........          --           (469)
 Stock options exercised...........          --            263
 Issuance of common stock under the
   employee stock purchase plan....          --            134
 Issuance of common stock and
   options in exchange for
   technology and services.........          --            866
 Issuance of common stock for
   acquisitions....................          --         58,115
 Stock warrants net exercised......          --             --
 Amortization of deferred
   compensation....................          --            739
 Comprehensive loss:
       Net unrealized loss on
         securities
         available-for-sale........          --           (777)
       Net loss....................     (54,758)       (54,758)
                                                     ---------
       Comprehensive loss..........                    (55,535)
                                      ---------      ---------
Balance at December 31, 1999.......     (88,036)        58,781
 Issuance of Series B convertible
   preferred stock and common stock
   warrants........................          --         37,500
 Preferred stock dividend..........          --           (625)
 Issuance of common stock (net of
   offering costs of $4,198).......          --         56,602
 Stock options exercised...........          --          5,296
 Issuance of common stock under the
   employee stock purchase plan....          --            948
 Issuance of common stock options
   exchange for technology and
   services........................          --          1,700
 Issuance of common stock for
   acquisitions....................          --        909,986
 Stock warrants net exercised......          --             --
 Amortization of deferred
   compensation....................          --            895
 Comprehensive loss:
       Net unrealized gain on
         securities
         available-for-sale........          --            661
       Net loss....................    (667,169)      (667,169)
                                                     ---------
       Comprehensive loss..........                   (666,508)
                                      ---------      ---------
Balance at December 31, 2000.......   $(755,205)     $ 404,575
                                      =========      =========

                             See accompanying notes

                               CORIXA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(667,169)  $(54,758)  $(21,316)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Acquired in-process research and development..............    629,700     37,637     12,021
  Cumulative effect of accounting change....................      6,338         --         --
  Amortization of deferred compensation.....................        895        739      1,395
  Depreciation and amortization.............................      8,268      3,801      1,609
  Equity instruments issued in exchange for technology and
     services...............................................      1,700        866        620
Changes in certain assets and liabilities:
  Accounts receivable.......................................     (3,995)     1,357     (2,805)
  Interest receivable.......................................       (734)      (192)      (433)
  Prepaid expenses and other current assets.................     (9,966)       512        175
  Accounts payable and accrued expenses.....................     (2,034)      (759)     2,305
  Deferred revenue..........................................     15,650      5,090     (1,097)
                                                              ---------   --------   --------
Net cash used in operating activities.......................    (21,347)    (5,707)    (7,526)
INVESTING ACTIVITIES
  Purchases of securities available-for-sale................    (92,608)   (43,791)   (86,844)
  Proceeds from maturities of securities
     available-for-sale.....................................     29,589     15,096     63,751
  Proceeds from sale of securities..........................     29,429     19,226     27,004
  Purchases of property and equipment.......................     (3,019)    (3,090)    (5,590)
  Net cash received(paid) in acquisitions...................      4,397     (1,609)    (4,737)
  Investments...............................................      1,539     (2,250)    (1,750)
  Anergen preacquisition cost...............................         --         --       (345)
                                                              ---------   --------   --------
Net cash used in investing activities.......................    (30,673)   (16,418)    (8,511)
FINANCING ACTIVITIES
  Proceeds from issuance of redeemable common stock.........         --      2,000         --
  Proceeds from issuance of common stock....................     62,846        397      2,591
  Proceeds from issuance of preferred stock.................     37,500     12,484         --
  Principal payments on capital leases......................       (937)    (1,059)    (1,077)
  Principal payments made on long-term obligations..........     (2,131)    (2,015)        --
  Borrowings from collaborative agreements..................         --         --      2,000
  Proceeds from short-term obligations......................      1,000         --         --
  Proceeds from long-term obligations.......................      3,000      2,000      5,000
  Dividends paid............................................       (625)        --         --
  Payments on receivables for warrants......................         --         --        163
                                                              ---------   --------   --------
Net cash provided by financing activities...................    100,653     13,807      8,677
Net increase (decrease) in cash and cash equivalents........     48,633     (8,318)    (7,360)
Cash and cash equivalents at beginning of period............        780      9,098     16,458
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $  49,413   $    780   $  9,098
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................  $     607   $    844   $    706
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Equity instruments issued for acquisitions................  $ 939,198   $ 58,109   $  7,352
  Assets acquired pursuant to capital leases................         --         --        308

                             See accompanying notes

                               CORIXA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     We are a developer of immunotherapies with a commitment to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines, antigen-based products, including therapeutic antibodies, novel adjuvants and targeted oncologics. The consolidated financial statements include the accounts of the Corixa and its wholly owned subsidiaries, Anergen, Inc. and Coulter Pharmaceutical, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     All short-term investments, which consist primarily of bankers' acceptances and certificates of deposit, with maturities of three months or less at date of purchase, are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.

SECURITIES AVAILABLE-FOR-SALE

     Our investment portfolio is classified as available-for-sale and is segregated into current and non current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. Securities available-for-sale includes $5.5 million at December 31, 2000 that is restricted for use in connection with a financing agreement.

CERTAIN CONCENTRATIONS

     Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG (BI Pharma KG) to produce the Anti-B1 antibody monoclonal antibody in BEXXAR. We have also contracted with a third-party manufacturer, MDS Nordion, Inc. (Nordion) for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, if we are unable to obtain sufficient quantities of the Anti-B1 antibody from BI Pharma KG or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed or sufficient quantities of commercial inventory may not be available in future periods.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and is depreciated on the straight-line method over the assets' estimated useful lives, which range from three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Amortization of assets recorded under capital leases is included in depreciation.

                               CORIXA CORPORATION

ACQUISITION-RELATED INTANGIBLE ASSETS

     Intangible assets consist of acquired workforce, adjuvant know-how and goodwill and are amortized on the straight-line method over periods of four to seven years. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future, we will measure the amount of the impairment based on discounted future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time.

STOCK-BASED COMPENSATION

     We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for our stock option plans. Accordingly, our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of net loss and net loss per share under SFAS 123 is provided in Note 6.

     Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically re-measured as the underlying options vest.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OTHER FINANCIAL INSTRUMENTS

     As of December 31, 2000 and December 31, 1999, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates.

REVENUE

     We generate revenue from technology licenses, collaborative research and development arrangements, and cost reimbursement contracts. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue from collaborative research and development funding and technology access payments is recognized ratably over the term of the collaborative agreement. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred

                               CORIXA CORPORATION
revenue. We recognized 68% of our revenue in 2000 and 73% of our revenue in 1999, from three collaborative partners and 76% of our revenue in 1998 from two collaborative partners.

     We previously recognized nonrefundable up-front license fees as revenue when the technology was transferred and when all significant contractual obligations relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for non refundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. In September 2000, we recognized a multi-million dollar nonrefundable up-front license fee. This amount has been reversed and will be recognized over the term of the related research and development arrangement. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $13.1 million, or $0.63 per share, composed of the $6.3 million cumulative effect of the change as described above ($0.30 per share) and $9.2 million of revenue recognized in 2000 and subsequently reversed ($0.44 per share) less $2.4 million of the deferred revenue resulting from the cumulative effect adjustment that was recognized as revenue during the year ($0.11 per share). The remainder of the related deferred revenue will be recognized as follows: $5.7 million in 2001, $4.7 million 2002 and $2.7 million 2003. Had the change in accounting been in effect retroactively as of January 1, 1998, net loss for the year ended December 31, 1999 and 1998 would have been $54.0 million, or $3.87 per share, and $28.4 million, or $2.33 per share, respectively. The pro forma amounts shown on the statement of operations have been adjusted for the effects of retroactive application on revenue that would have been made had the new method been in effect during the periods presented.

RESEARCH AND DEVELOPMENT EXPENSES

     Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense.

NET LOSS PER SHARE

     Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and preferred stock. Because we report a net loss, diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options, stock warrants and preferred stock being added to weighted average shares outstanding would reduce the loss per share. Therefore, outstanding stock options, stock warrants and preferred stock are not included in the calculation.

SEGMENT INFORMATION

     In January 1998, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard established interim and annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. We currently operate as a single segment.

                               CORIXA CORPORATION

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. We do not expect the adoption of SFAS 133 to have a significant impact on our financial position or results of operations.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2000 presentation.

 2. SCIENTIFIC COLLABORATIVE AND LICENSE AGREEMENTS

2000 AGREEMENTS

     In August 2000, we entered into a development, commercialization and license agreement with Medicis Pharmaceutical Corporation covering our novel psoriasis immunotherapeutic product, PVAC(TM) treatment. The agreement provides Medicis with exclusive rights to PVAC treatment in the United States and Canada. We will be responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. Under the terms of the agreement, Medicis will pay us license fees, research funding and milestone payments of up to $107 million. Upon effectiveness of the agreement, we received a nonrefundable payment of $17 million with additional potential development milestone payments of $35 million, and commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon commercial sale of the product, Medicis will purchase inventory from us and pay a royalty on net sales of the product. Research and development funding payments received are being recognized over the estimated research and development period of approximately three years. We recognized revenue of $1.4 million from this agreement in 2000.

     We developed PVAC treatment in collaboration with New Zealand-based Genesis Research and Development Corporation. We paid Genesis $8.1 million during 2000 as a result of payments received from Medicis. We also paid $900,000 to SR Pharma, our licensor for certain intellectual property related to PVAC treatment. These payments will be amortized over the estimated research and development period of approximately three years.

1999 AGREEMENTS

     In August 1999, we entered into a corporate partnership with Zenyaku Kogyo Co. Ltd for research and development related to PVAC(TM) treatment. The agreement provides Zenyaku Kogyo with exclusive rights to PVAC in Japan. Under the terms of the agreement, we will receive license fees and research funding of $6 million, milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales. We recognized revenue of $969,000 in 2000 and $531,000 in 2000 and 1999, in connection with the agreement.

     During May and June 1999, we entered into corporate partnerships with Zambon Group spa and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine and antibody-based products aimed at preventing and/or treating lung cancer. Zambon has exclusive rights to develop and sell products in Europe, the former countries of the Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Japan Tobacco has exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive

                               CORIXA CORPORATION
license and Japan Tobacco an option to formulate vaccines that may result from the collaboration in our microsphere delivery system with our proprietary protein adjuvants. The agreements have three-year terms and, in the aggregate, provide for committed research funding of $16.5 million, as well as milestone payments that vary depending on the milestones achieved. In addition, Zambon purchased $2.0 million of our common stock. The collaboration agreement allows Zambon to sell the common stock back to us at the original price under certain conditions (see Note 6). We recognized revenue of $6.7 million which includes $500,000 recognized as a result of the cumulative effect adjustment and $4.7 million in connection with the Zambon and Japan Tobacco agreements in 2000 and 1999, respectively.

     In March 1999, we entered into a research agreement with the Infectious Disease Research Institute (IDRI) to research and develop ex vivo therapies for treating cancer. Pursuant to the terms of the agreement, IDRI committed $12.0 million of research funding over the agreement's three-year term. The agreement provides us exclusive rights to resulting intellectual property and product rights, while IDRI will receive a percentage of our proceeds related to ex vivo therapy products resulting from such research and development. We recognized revenue of $3.8 million in connection with this agreement in 2000 and $4.5 million in 1999.

AGREEMENTS IN 1998 AND PRIOR

  GlaxoSmithKline

     In October 1998, we entered into a collaboration and license agreement effective September 1, 1998 with GSK's wholly owned subsidiary, SmithKline Beecham plc. GSK has committed to funding $43.6 million for research work that is performed in multiple discovery programs during the four-year term. Extended research and development programs beyond the initial four-year term may be agreed upon by GSK and us. We recognized revenue of $12.7 million (which includes $1.9 million recognized as a result of the cumulative effect adjustment), $10.6 million and $9.0 million in 2000, 1999 and 1998, respectively, from this agreement.

     In addition, GSK purchased $2.5 million of our common stock in 1998 at a premium to our fair market value, and we have the right in the future to require GSK to purchase an additional $2.5 million of our common stock at a premium to our then-current fair market value. Additionally, with respect to the $5.0 million previously paid to us by GSK under a prior collaboration agreement, GSK may elect to have us repay such amount on September 1, 2003 or convert such amounts into the purchase of our common stock at a premium to our then-current fair market value. This amount is recorded as a long-term obligation at December 31, 2000 and 1999.

     We have several license and supply agreements with several GSK whereby we have licensed certain adjuvants for use in vaccines that GSK is developing for infectious diseases, cancer and allergy. These agreements grant GSK exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreements, GSK pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $3.5 million in 2000 and $298,000 in 1999 in connection with these agreements.

     As a result of our acquisition of Coulter, we acquired a collaborative agreement with GlaxoSmithKline (GSK), a wholly owned subsidiary of SmithKline Beecham Corporation for developing and commercializing BEXXAR, which is in late-stage development for treating non-Hodgkin's lymphoma (NHL). The agreement was executed in 1998 and amended in April 2000 to reduce GSK's territory to the United States. Under the terms of the amended agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval, and the two companies will share profits and losses equally.

     Under the terms of the agreement, we may receive additional payments if we achieve certain clinical development and regulatory milestones. As of December 31, 2000, no milestone payments have been earned or received. We and GSK will annually prepare a joint profit and loss statement to account for the sharing of revenue, costs of goods sold and costs relating to selling, marketing, and distribution, and certain other

                               CORIXA CORPORATION

BEXXAR-related activities. Development expenses for BEXXAR will generally be shared by both companies, although we retain responsibility for funding certain predetermined development costs. Reimbursements owed to GSK are classified as accounts payable. Amounts receivable from GSK were $7.5 million at December 31, 2000 and $4.5 million at December 31, 1999. Amounts payable to GSK were $823,000 and $1.5 million at December 31, 2000 and 1999, respectively.

     The agreement also provided for a $15.0 million credit line, which was fully drawn by Coulter in December 2000 prior to the acquisition. No amounts remain available under the credit line. Borrowings under the credit line are due in December 2003; however, a portion of the then-outstanding balance may come due and payable at each of December 2001 and December 2002 if certain financial earnings targets, as defined in the loan agreement, are not achieved by us. Quarterly interest payments, due in arrears, are at a fixed interest rate of 9.5%. At our sole discretion, we may repay the principal in either cash or common stock.

OTHER AGREEMENTS

     We have various other collaborative research agreements with academic universities and research institutions, which expire at various intervals through 2001. Certain agreements stipulate the reimbursement by us of research costs incurred by these universities and institutions on our behalf. Included in research and development expenses for the years ended December 31, 2000, 1999 and 1998 are reimbursements approximating $4.6 million, $2.9 million and $2.3 million, respectively. Certain 2000 collaborative agreements extend into fiscal years 2001 and 2002, and as of December 31, 2000, we are committed to reimburse these universities and institutions approximately $907,000 in 2001 and $40,000 in 2002.

     We have entered into certain license agreements and obtained options to negotiate license agreements under the terms of which we received license, technology and patent rights. During 2000, 1999 and 1998, we paid initial license and/or option fees approximating $3.4 million, $1.8 million and $1.8 million, respectively. In addition, we issued 23,809, 19,697 and 22,724 shares of common stock and options valued at $1,022,275, $270,000 and $131,000 during 2000, 1999 and 1998, respectively, in exchange for such rights. All such amounts were expensed when paid and are included in research and development expense as the related technology was in development, and did not have alternative future uses.

     Certain agreements call for royalty and milestone payments to be paid by us. The agreements are for terms from 10 to 17 years or the expiration of the last issued patent within the licensed technology, unless terminated earlier for certain specified events, as defined in the respective agreements.

     Additionally, we have entered into research and license and supply agreements and granted rights to other parties to negotiate license agreements under the terms of which we provide license, technology and patent rights and quantities of product for research and clinical development purposes. Under the terms of the agreements, we will receive additional license fees, option fees and/or reimbursement of certain research and development costs and product sales revenue. The agreements may also provide for one-time payments upon achieving certain milestones and the payment of royalties based on product sales.

 3. BUSINESS COMBINATIONS

ACQUISITION OF COULTER PHARMACEUTICAL, INC.

     On December 22, 2000, we acquired all of the outstanding shares of common stock of Coulter, a development-stage company focused on developing products for treating cancer. The acquisition was accounted for as a purchase transaction. Aggregate consideration was approximately $917.1 million, which consisted of 19,114,649 shares of our common stock, with a market value of approximately $806.8 million, assumed Coulter stock options valued at approximately $132.4 million, less $29.2 million associated with the intrinsic value of unvested options and transaction cost of $7.1 million. The $29.2 million was recorded as deferred compensation and will be amortized to compensation expense over the remaining vesting periods.

                               CORIXA CORPORATION

The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Assets acquired.............................................  $108,807
Liabilities assumed.........................................   (45,296)
Acquired in-process research and development................   629,700
Assumed lease...............................................    15,405
Assembled workforce.........................................     3,900
Goodwill....................................................   204,556
                                                              --------
          Total purchase price allocation...................  $917,072
                                                              ========

     Certain Coulter employees were granted shares of common stock that will vest upon Food and Drug Administration approval of BEXXAR, Coulter's lead product candidate. Vesting will occur regardless of employment status at the time of approval. These shares will be valued at the time of approval and recorded as an adjustment to the purchase price.

ACQUISITION OF RIBI IMMUNOCHEM RESEARCH, INC.

     On October 6, 1999, we acquired all of the outstanding shares of common stock of Ribi, a company focused on developing novel agents that modulate the human immune response to prevent or treat certain diseases including cancer, infectious diseases and cardiovascular injury. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $57.5 million, which consisted of 3,610,766 shares of our common stock and stock options valued at $47.9 million, cash of $7.9 million paid by us to Ribi for the redemption of Ribi Series A preferred stock and transaction costs of approximately $1.7 million. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

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
                                                              =======

ACQUISITION OF ANERGEN, INC.

     On February 10, 1999, we acquired all of the outstanding shares of common stock of Anergen, a biotechnology company focused on treating autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $9.6 million, which consisted of 1,058,031 shares of our common stock, with a market value of approximately $8.7 million, approximately $200,000 in cash, and approximately $700,000 in acquisition costs. The aggregate purchase price exceeded the fair value of net tangible assets by approximately $11.6 million, which amount was allocated to acquired in-process research and development (IPR&D) during the first quarter of 1999. On January 5, 2001, Anergen merged into Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation in a direct merger in which Coulter was the surviving entity.

                               CORIXA CORPORATION

ACQUISITION OF GENQUEST, INC.

     On September 15, 1998, we acquired all of the outstanding shares of common stock of GenQuest, a development-stage biotechnology company focused on applying functional genomics technology to discover novel genes and to develop the potential of such genes and related gene products to be used in diagnosis, drug screening, gene therapy and antibody development in the areas of prostate, breast, lung, colon and ovarian cancer. Prior to the acquisition, we were a stockholder in GenQuest. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $12.4 million, which consisted of 1,063,695 shares of our common stock, with a market value of approximately $7.3 million, approximately $4.5 million in cash, and transaction cost of approximately $600,000. The aggregate purchase price exceeded the fair value of net tangible assets by approximately $12.0 million, which amount was allocated to IPR&D during the third quarter of 1998. On December 26, 2000, GenQuest merged into Corixa, in a direct merger in which Corixa was the surviving entity.

     In conjunction with the relationship between Corixa and GenQuest, we issued warrants to purchase 454,533 shares of our common stock at a price of $9.90 per share. The warrants expire on the earlier of December 23, 2001 and certain events as specified in the warrant agreements. A receivable of $652,000 from GenQuest, which represents the outstanding amount due for the warrants, was established at the time of issuance. The remaining receivable was expensed in connection with the acquisition of GenQuest.

     In conjunction with a collaborative agreement with GenQuest, our December 31, 1998 results include collaborative revenue expense of approximately $1.0 million and research and development expense of approximately $1.9 million. Additionally, we recognized $652,000 in warrant amortization during the year ended December 31, 1998.

     For each of the above acquisitions, acquired IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product, probability of technical success given the stage of development at the time of acquisition, royalty rates based on prior licensing agreements, products sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rates utilized to discount projected cash flows were 30% to 55% for in-process technologies used, depending on the relative risk of each in-process technology, and were based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

     All of the foregoing estimates and projections regarding the Coulter, Ribi, Anergen and GenQuest acquisitions were based on assumptions we believed to be reasonable at the time of the acquisitions, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, our business, operating results and financial condition may be adversely affected. As of the date of each acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If we fail in our efforts, no alternative economic value will result. If the projects fail, the economic contribution expected to be made by the IPR&D will not materialize. The risk of untimely completion includes the risk that alternative vaccines, immunotherapeutics or diagnostics will be developed by competitors.

                               CORIXA CORPORATION

PRO FORMA INFORMATION

     The acquired assets and liabilities assumed from Coulter, Ribi and Anergen have been recorded on our books at their fair market values. The operating results of the acquired businesses have been included in the consolidated statements of operations from December 22, 2000, October 6, 1999 and February 10, 1999, the respective effective dates of the acquisitions.

     For pro forma purposes:

     - Our operating results and the operating results of Coulter for the year ended December 31, 2000 have been combined as if the merger had occurred on January 1, 2000.

     - Our operating results and the operating results of Coulter, Ribi and Anergen for the year ended December 31, 1999 have been combined as if the mergers had occurred on January 1, 1999.

     This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates, or of results which may occur in the future. The pro forma information does not include the charge for acquired IPR&D of $629.7 million for Coulter in 2000 and $37.6 million associated with the acquisitions of Ribi or Anergen in 1999.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Total revenue...............................................  $  46,891    $  36,062
Net loss....................................................  $(183,288)   $(156,947)
Net loss per common share...................................  $   (4.63)   $   (4.03)

 4. SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consists of the following (in thousands):

                                                              GROSS              GROSS
                                                           UNREALIZED         UNREALIZED        MARKET
                                       AMORTIZED COST         GAIN               LOSS           VALUE
                                       --------------    ---------------    ---------------    --------
December 31, 2000
  U.S. government agencies...........     $ 29,135            $ 67               $ (20)        $ 29,182
  U.S. corporate obligations.........      114,556             414                (487)         114,483
  Other..............................        4,000              --                  --            4,000
                                          --------            ----               -----         --------
                                          $147,691            $481               $(507)        $147,665
                                          ========            ====               =====         ========
December 31, 1999
  U.S. government agencies...........     $ 15,109            $ --               $(243)        $ 14,866
  U.S. corporate obligations.........       30,351               9                (453)          29,907
                                          --------            ----               -----         --------
                                          $ 45,460            $  9               $(696)        $ 44,773
                                          ========            ====               =====         ========

                               CORIXA CORPORATION

     Our gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2000 and 1999 and are therefore not shown. The contractual maturities of our available-for-sale securities are shown below (in thousands):

                                                                            ESTIMATED
                                                              AMORTIZED    FAIR MARKET
                                                                COST          VALUE
                                                              ---------    -----------
December 31, 2000
  Due in one year or less...................................  $ 90,849      $ 91,851
  Due in one year through three years.......................    56,842        55,814
                                                              --------      --------
                                                              $147,691      $147,665
                                                              ========      ========
December 31, 1999
  Due in one year or less...................................  $ 19,145      $ 19,049
  Due in one year through three years.......................    26,315        25,724
                                                              --------      --------
                                                              $ 45,460      $ 44,773
                                                              ========      ========

 5. BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Laboratory equipment........................................  $ 16,017    $ 9,949
Land and buildings..........................................     7,942      7,767
Leasehold improvements......................................    15,770      6,889
Computers and office equipment..............................    10,358      3,285
                                                              --------    -------
                                                                50,087     27,890
Accumulated depreciation and amortization...................   (10,811)    (6,609)
                                                              --------    -------
                                                              $ 39,276    $21,281
                                                              ========    =======

     At December 31, 2000 and 1999, we held equipment under capitalized leases with an original cost of approximately $6.8 million and $5.2 million, respectively, and a net book value of approximately $826,000 and $1.4 million, respectively. These leases are secured by the underlying assets.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Trade accounts payable......................................  $10,547    $1,664
Accrued clinical fees.......................................    2,508       266
Employee compensation and related expenses..................    6,337     1,891
Accrued legal fees..........................................      890       724
Accrued research and development expenses...................    2,587       883
Environmental contingency...................................    2,600     2,600
Other.......................................................    2,394       673
                                                              -------    ------
                                                              $27,863    $8,701
                                                              =======    ======

                               CORIXA CORPORATION

 6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     In April 1999, we entered into an agreement with Castle Gate, L.L.C., an investment partnership focused primarily on health-care and biomedical companies, to provide us with an equity line of credit of up to $50 million (the
Line). Upon execution of the agreement, we completed an initial draw under the Line of $12.5 million (the Initial Draw) and issued Castle Gate 12,500 shares of Series A preferred stock and warrants to purchase 1,037,137 shares of common stock (the Initial Closing Warrants). The Initial Closing Warrants consist of warrants to purchase 312,500 and 724,637 shares of common stock at an exercise price of $8.50 per share and $8.28 per share, respectively. The conversion price for the Series A preferred stock issued in the Initial Draw is $8.50 per share. On the date of the Initial Draw, the effective conversion price of the Series A preferred stock (after allocating a portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. The discount of $5.5 million was recorded as a preferred stock dividend.

     In addition, on the first and second anniversaries of the Line, we are obligated to issue additional warrants equal to $1.125 million and $1.0 million of common stock respectively, based on the value of our common stock. These warrants had a value of $5.3 million, which is included in equity. Accordingly, on April 8, 2000, we issued a warrant to purchase 30,540 shares of common stock at $36.84 per share.

     On December 29, 2000, we drew down the remaining $37.5 million under the Line by issuing 37,500 shares of Series B preferred stock. With the exception of the conversion price, the Series B Preferred Stock has the same rights and preferences as the Series A preferred stock issued at the time of the Initial Draw in April 1999. In addition, we issued warrants to purchase 237,500 shares of common stock, consisting of a warrant to purchase 187,500 shares of common stock as required under the terms of the Line and an additional warrant to purchase 50,000 shares of common stock, at an exercise price of $18.22 per share.

     On the date of the remaining draw, the effective conversion price of the Series B preferred stock (after allocating a portion of the proceeds to the common stock warrants based on the relative fair values) was at a discount to the price of the common stock into which the preferred stock is convertible. The discount of $9.3 million was recorded as a preferred stock dividend.

     The preferred stock has an annual cumulative dividend rate of 5% and may be paid, at our option, in cash or in shares of our common stock. We have accrued the dividend ratably during the year. The Preferred Stock may be converted into common stock at the option of Castle Gate at any time following issuance. Beginning on the fourth anniversary of issuance, shares of outstanding preferred stock will be converted into common stock if the price of our common stock exceeds the preferred stock conversion price by at least 30%, as specified in the agreement. Additionally, any shares of Preferred Stock that have not been converted previously will be converted automatically on the seventh anniversary of issuance. Series A and Series B preferred shares have voting rights based on the number of common shares into which the preferred shares are convertible. In the event of liquidation, the preferred stockholders share pro rata with common stockholders.

COMMON STOCK

     In April 2000, we completed a follow-on public offering by issuing 1,900,000 shares of common stock at $32 per share. We received net proceeds of approximately $57.1 million, after deducting underwriting discounts and commissions and before deducting expenses payable by us.

REDEEMABLE COMMON STOCK

     In May 1999, we issued 141,576 shares of our common stock for $2,000,000, or $14.13 per share, to Zambon in connection with a collaboration agreement. Under the terms of the collaboration agreement, Zambon may sell the common stock back to us for the original purchase price at the end of the research program term if Zambon determines that a commercial product is not viable. Accordingly, we have not

                               CORIXA CORPORATION
included the common shares in stockholders' equity. The aggregate amount paid represented a premium of approximately $230,000 over the fair market value of the stock at the time of issuance and was included with the amount of redeemable common stock.

STOCK OPTION PLANS

     As of December 31, 2000, 5,825,050 shares of common stock were reserved for grant to employees, directors and consultants under our Amended and Restated 1994 Stock Option Plan (the 1994 Plan). On June 9, 1999, we amended the 1994 Plan, to increase the number of shares authorized under the plan by 2,500,000. Options granted under the 1994 Plan may be designated as incentive or nonqualified at the discretion of the plan administrator (as defined in the 1994
Plan). The number of shares reserved for grant is subject to an automatic increase on the first trading day of each of the ten calendar years beginning in 1998 and ending in 2007, in an amount equal to 3% of the number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum of 750,000 shares each year over the ten-year period.

     Under the terms of the merger agreement with Coulter, we assumed their stock option plans. As a result, we assumed approximately 5,614,535 options, of which 4,262,041 were outstanding and 1,352,494 were available for grant.

     Generally, options become exercisable over a four-year period with 25% vesting on the first year anniversary of the date of grant and the remainder vesting monthly thereafter. All options expire no later than ten years from the date of grant. Incentive stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the plan administrator, but not less than 85% of the fair market value of the stock at the date of grant. The plan administrator has the discretion to grant options that are exercisable for unvested shares of common stock and, to the extent that an optionee holds options for such unvested shares upon termination, we have the right to repurchase any or all of the unvested shares at the per-share exercise price paid by the optionee for the unvested shares.

     We adopted the 1997 Directors' Stock Option Plan (the Directors' Plan) on July 25, 1997. As of December 31, 2000, 350,000 shares of common stock were reserved for issuance under the Directors' Plan. The number of shares reserved for issuance is subject to an automatic increase on the first trading day of each of the five calendar years beginning in 1998 and ending in 2002, in an amount equal to 50,000 shares or such lesser amount as the board of directors may establish. The Directors' Plan provides for the grant of nonqualified stock options to nonemployee directors. The Directors' Plan provides that each person who first became a nonemployee director shall be granted nonqualified stock options to purchase 15,000 shares of common stock (the First Option). Thereafter, on the first day of each fiscal year, commencing in fiscal 1998, each nonemployee director shall be automatically granted an additional option to purchase 5,000 shares of common stock (a Subsequent Option) if, on such date, he or she shall have served on our board of directors for at least six months. The First Options and Subsequent Options generally vest over 36 and 12 months, respectively, and have 10-year terms. The exercise price of such options shall be equal to the fair market value of our common stock on the date of grant. The Directors' Plan has a 10-year term, unless terminated earlier.

EMPLOYEE STOCK PURCHASE PLAN

     On July 25, 1997, we adopted the 1997 Employee Stock Purchase Plan (the Purchase Plan). As of December 31, 2000, 125,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of our common stock through payroll deductions at a price equal to 85% of the fair market value of our common stock on the first day or the last day of the applicable six-month offering period, whichever is lower.

     The number of authorized shares is subject to automatic increase on the first trading day of each of the 20 calendar years beginning in 1998 and ending in 2017. If the number of shares reserved for issuance is less

                               CORIXA CORPORATION
than 1% of the outstanding common stock, the number of shares reserved for issuance shall be increased until it equals 1% of the outstanding common stock (up to a maximum of 125,000 shares in any calendar year), or such lower amount as determined by the board of directors. The board of directors has the power to amend or terminate the Purchase Plan as long as such action does not adversely affect any outstanding rights to purchase stock under the Purchase Plan. The Purchase Plan has a 20-year term, unless terminated earlier.

     Under the terms of the agreement with Coulter, we assumed their employee stock purchase plan. The number of shares of common stock eligible to be purchased under Coulter's plan was approximately 152,548.

     In 2000, 1999 and 1998, 62,969, 25,826 and 5,887 shares were issued under the Purchase Plan at prices ranging from $10.61 to $23.69, $4.89 to $7.33 and $4.89 to $7.65, respectively.

     A summary of our stock option activity and related information follows:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                        OPTIONS                          EXERCISE
                                                      OUTSTANDING    PRICE PER SHARE      PRICE
                                                      -----------    ----------------    --------
Balance at January 1, 1998..........................   1,169,089     $ 0.33 - $ 13.50     $ 1.40
  Options granted...................................     433,775       5.00 -    9.50       8.22
  Options assumed in acquisition....................      12,325       0.77 -    0.77       0.77
  Options exercised.................................    (107,610)      0.33 -    0.99       0.61
  Options canceled..................................     (68,253)      0.33 -   11.50       4.04
                                                      ----------
Balance at December 31, 1998........................   1,439,326       0.33 -   13.50       3.38
  Options granted...................................   1,816,779       8.63 -   17.81      12.03
  Options assumed in acquisitions...................     371,937       6.15 -  178.83      33.66
  Options exercised.................................     (96,578)      0.33 -   14.84       2.73
  Options canceled..................................    (114,908)      0.33 -  178.83      30.83
                                                      ----------
Balance at December 31, 1999........................   3,416,556       0.33 -  169.89      10.39
  Options granted...................................   3,157,393      19.00 -   69.44      27.15
  Options assumed in acquisition....................   4,262,041       0.30 -   42.87      20.65
  Options exercised.................................    (591,322)      0.33 -   47.48       8.94
  Options canceled..................................     (98,328)      0.99 -   71.53      15.68
                                                      ----------
Balance at December 31, 2000........................  10,146,340     $ 0.33 - $169.89     $19.89
                                                      ==========

     The following table summarizes information about the stock options outstanding at December 31, 2000:

                            OPTIONS OUTSTANDING
                  ----------------------------------------   OPTIONS EXERCISABLE
                                     WEIGHTED                --------------------
                      NUMBER          AVERAGE     WEIGHTED               WEIGHTED
                    OUTSTANDING      REMAINING    AVERAGE                AVERAGE
    RANGE OF      ON DECEMBER 31,   CONTRACTUAL   EXERCISE               EXERCISE
EXERCISE PRICES        2000            LIFE        PRICE      SHARES      PRICE
---------------   ---------------   -----------   --------   ---------   --------
$ 0.30 - $  1.20..      707,205        5.71        $ 0.80      663,118    $ 0.79
$ 2.24 - $  9.50..    1,732,241        7.30        $ 8.08    1,074,343    $ 7.99
$ 8.85 - $ 15.95..    1,303,541        8.49        $14.88      417,451    $14.30
$17.70 - $ 25.13..    4,760,723        9.20        $23.89      814,319    $22.80
$25.17 - $169.89..    1,642,630        9.19        $32.94      202,751    $35.48
                     ----------                              ---------
$ 0.30 - $169.89..   10,146,340        8.54        $19.89    3,171,982    $12.87
                     ==========                              =========

     At December 31, 1999 and 1998, we had 1,305,736 and 660,877 options exercisable, respectively.

     Deferred compensation of approximately $29.2 million was recorded at December 31, 2000 as a result of the merger with Coulter. Deferred compensation of approximately $3.9 million was recorded during 1997,

                               CORIXA CORPORATION
which represented the difference between the exercise prices of options granted during that period and the deemed fair market value. Deferred compensation expense of approximately $895,000, $738,000 and $1.4 million was amortized for the years ended December 31, 2000, 1999 and 1998, respectively.

     During the year ended December 31, 2000, no options exercised or shares outstanding were subject to restrictions. Options for 4,873 and 17,095 shares had been exercised during the years ended December 31, 1999 and 1998, respectively, for which the underlying stock is subject to restrictions. The restrictions lapse over the vesting term of the original option. During 1998 we repurchased 1,042 of unvested shares that were previously outstanding.

     Included in options outstanding at December 31, 2000 are 48,000 options granted to consultants for services. Expense of $678,000 and $596,000 was recorded in 2000 and 1999, respectively, related to options granted to consultants.

PRO FORMA INFORMATION

     Pro forma information regarding net loss and loss per share required by SFAS 123 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date.

                                                                          EMPLOYEE STOCK
                                             EMPLOYEE STOCK OPTION        PURCHASE PLAN
                                            -----------------------    --------------------
                                            2000     1999     1998     2000    1999    1998
                                            -----    -----    -----    ----    ----    ----
Expected life (years).....................     4        4        4       1       1       1
Expected volatility.......................    80%      67%      67%     80%     67%     67%
Risk-free interest rate...................   5.2%     4.9%     5.5%    5.2%    5.2%    5.4%
Expected dividend yield...................   0.0%     0.0%     0.0%    0.0%    0.0%    0.0%

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $19.86, $7.95 and $5.59, respectively.

     Under SFAS 123, if we had elected to recognize the compensation cost based on the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       2000           1999          1998
                                                    -----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported.....................................   $(677,056)     $(60,766)     $(21,316)
  Pro forma.......................................    (684,610)      (64,066)      (22,395)
Net loss per share:
  As reported.....................................   $  (32.30)     $  (3.91)     $  (1.75)
  Pro forma.......................................      (32.66)        (4.13)        (1.84)

STOCK WARRANTS

     We had common stock warrants outstanding to purchase 1,454,512 shares of common stock as of December 31, 2000 at a weighted average exercise price of approximately $10.34 per warrant, which warrants expire between 2001 and 2009. Included in this total are 146,540 warrants issued prior to 1997, in connection with certain collaborative agreements with exercise prices ranging from $0.0033 to $9.90. Vesting of 68,182

                               CORIXA CORPORATION
warrants is contingent upon the achievement of certain scientific milestones. Outstanding warrants also include 2,795 warrants assumed in the Anergen acquisition.

COMMON STOCK RESERVED

     Common stock was reserved for the following purposes at December 31, 2000:

Stock options outstanding...................................  10,146,340
Warrants to purchase common stock...........................   1,454,512
Employee stock purchase plan................................     214,579
Stock options available for grant...........................     969,657
Conversion of preferred stock...............................   2,936,577
                                                              ----------
          Total.............................................  15,721,665
                                                              ==========

 7. INCOME TAXES

     At December 31, 2000 and 1999, we had net operating loss carryforwards of approximately $337.1 million and $150.5 million, respectively, and research and experimentation credit carryforwards of approximately $13.8 million and $9.5 million, respectively, which begin to expire in 2009. Utilization of net operating loss and research and development tax credit carryforwards is subject to change of certain limitations under Section 382 of the Internal Revenue Code (the Code). During the period 1995 through 2000, we experienced ownership changes as defined by the Code. Accordingly, our use of losses incurred through the date of any ownership changes will be limited on an annual basis during the carryforward period, therefore some of the carryforwards will expire without being fully utilized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $73.1 million during 2000 and $50.2 million during 1999. The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 112,475    $ 51,188
  Research and experimentation credit and foreign tax credit
     carryforwards..........................................     13,852       9,553
  Depreciation..............................................        739         301
  Deferred revenue..........................................      6,840         159
  Financial statement expenses not deducted on tax return...        682         147
                                                              ---------    --------
                                                                134,588      61,348
Deferred tax liabilities:
  Tax return expenses not charged against financial
     statements.............................................       (250)       (153)
                                                              ---------    --------
                                                                   (250)       (153)
                                                              ---------    --------
  Net deferred tax assets...................................    134,338      61,195
  Less valuation allowance..................................   (134,338)    (61,195)
                                                              ---------    --------
Net deferred tax assets.....................................  $      --    $     --
                                                              =========    ========

                               CORIXA CORPORATION

 8. 401(K) PLAN

     We have a tax-qualified employee savings and retirement plan (the 401(k)
Plan) covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2000) and to have the amount of such reduction contributed to the 401(k) Plan. Effective January 1, 1998, we implemented a 401(k) matching program whereby we contribute twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant's earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of eleven investment options. Our contributions under the 401(k) Plan were approximately $280,000 in 2000, $224,000 in 1999 and $98,000 in
1998.

 9. LONG-TERM OBLIGATIONS AND LEASE OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Credit line from corporate partners.........................  $20,000    $ 5,000
Bank loans..................................................   18,447      7,819
Capital lease obligations...................................    1,193      1,474
Other.......................................................      109         --
                                                              -------    -------
                                                               39,749     14,293
Less current portion of obligations.........................    6,327      2,867
                                                              -------    -------
                                                              $33,422    $11,426
                                                              =======    =======

     The credit line from corporate partners consists of two arrangements at December 31, 2000, as follows:

     A $20 million credit line from a corporate partner includes a $5 million payment received in exchange for options to license two of our early-stage cancer vaccines and a $15 million credit line related to the commercialization of BEXXAR (refer to Note 2 with regard to the terms and conditions of the credit lines). The $15 million line matures in October 2003 and accrues interest at a fixed rate per annum equal to the prime rate in effect on the date the loan is advanced, or the maximum permissible by law, whichever is less. Under the terms of the note, we are required to meet the following minimum covenants: (i) remaining months' liquidity, (ii) debt service coverage ratio, (iii) consolidated tangible net worth, and (iv) consolidated leverage ratio. As of December 31, 2000, we were in compliance with the notes covenants.

     As of December 31, 2000, we had outstanding bank loans of $18.4 million. This amount is composed of an unsecured bank loan of $9.7 million, which matures in September 2004, and a bank loan of $8.7 million, which matures in November 2003. The $9.7 million loan bears interest at a rate that is a function of either the prime rate of a major bank or federal fund rates. Under the terms of the note, we are required to meet the following minimum covenants: (i) tangible net worth, (ii) net cash calculated based on the sum of the principal balance under the note plus a multiple of our actual cash burn or $10,000,000, whichever is greater, (iii) total debt to net worth ratios, and (iv) current ratio. The note requires quarterly interest and principal payments. As of December 31, 2000, we were in compliance with the notes covenants. The bank loan of $8.7 million bears interest at a fixed rate of 9.3%. The bank loan requires monthly principal and interest payments and has a balloon payment of approximately $5.3 million due in October 2003. The bank loan was

                               CORIXA CORPORATION
paid off on February 27, 2001. Securities available-for-sale includes $5.5 million at December 31, 2000 that is restricted for use in connection with a financing agreement.

     Capital lease obligations are secured by the underlying equipment.

     We rent office and research facilities for our Seattle operations under a noncancelable operating lease that expires in January 2005. We have issued an irrevocable standby letter of credit in the amount of $750,000 as a security deposit on the lease. We have the option to renew the lease for two additional five-year terms. We rent office and research facilities for our South San Francisco operations under an operating lease that expires in November 2010. We have issued a standby letter of credit in the amount of $2.3 million and have a security deposit of $225,000 in connection with this lease.

     Minimum future rental payments under all lease agreements at December 31, 2000 are as follows (in thousands):

                                                              CAPITAL    OPERATING
                  YEAR ENDED DECEMBER 31,                     LEASES      LEASES
                  -----------------------                     -------    ---------
2001........................................................  $1,131      $ 5,329
2002........................................................     119        6,490
2003........................................................      --        6,575
2004........................................................      --        6,662
2005........................................................      --        3,787
Thereafter..................................................      --       17,831
                                                              ------      -------
          Total minimum payments............................   1,250      $46,674
                                                                          =======
Less interest...............................................      57
                                                              ------
Present value of minimum lease payments.....................   1,193
Less current portion........................................   1,128
                                                              ------
Capital lease obligations, less current portion.............  $   65
                                                              ======

     Rent expense was $3.7 million in 2000, $3.5 million in 1999, and $2.3 million in 1998.

10. RELATED-PARTY TRANSACTIONS

     Under the terms of the merger agreement with Coulter, we assumed employee loans totaling $634,000 that are included in other assets on the accompanying balance sheet as of December 31, 2000. The loans are non-interest-bearing with various terms ranging from four to ten years and are secured by a second deed of trust on the employee's residence. The forgiven amount and the repaid amount is calculated on a pro-rata basis over years one through ten of continued employment. In the event the employee ceases to be employed by us, the loan becomes interest-bearing and due within a reasonable period not to exceed three months. There were no employee loans outstanding at December 31, 1999.

11. INVESTMENTS

IMMGENICS PHARMACEUTICALS INC.

     In November 1998, we signed an exclusive agreement with ImmGenics, a privately held biotechnology company, to utilize ImmGenics' proprietary Selected Lymphocyte Antibody Method technology to develop high-potency therapeutic and diagnostic monoclonal antibodies targeting our proprietary antigens in cancer and infectious disease. In addition to the collaborative agreement, we purchased an aggregate of 859,000 shares of ImmGenics Class A preferred stock for $1.25 million, entered into a $500,000 non-interest-bearing convertible debenture and invested an additional $1.25 million in 1999 for a total investment of $3.0 million. Additionally, we received warrants to acquire ImmGenics Class A preferred stock.

                               CORIXA CORPORATION

     In May 2000, we sold 1,058,990 shares of Immgenics Class A preferred stock to holders of Immgenics Class B preferred stock for $1.8 million, resulting in a gain of approximately $216,000, and exercised warrants to acquire an additional 200,000 shares of Class A preferred stock. In September 2000, we converted the $500,000 debenture into 343,595 shares of Immgenics Class A preferred stock.

     In November 2000, Immgenics was acquired by Abgenix Inc. In February 2001, in conjunction with the acquisition of Immgenics, we exercised our option to sell 601,302 of the newly issued shares to Abgenix for approximately $4.97 per share. The remaining 601,303 newly issued shares will be sold to Abgenix in accordance with the terms of the acquisition.

LIGOCYTE PHARMACEUTICALS, INC.

     In October 1999, we signed a licensing and collaborative research agreement with LigoCyte to utilize LigoCyte technology for developing of therapeutic and vaccine products that target infections arising from Candida albicans.

     Under the terms of the agreement and related agreements, we paid a one-time license fee of $250,000 and research funding of $225,000 over a one-year period. We will also make milestone payments based on successful clinical trial and product commercialization progress, as well as royalties on future product sales. We also purchased 293,255 shares of Series B preferred stock for $1.0 million and have the option to purchase an additional 146,628 shares for $500,000 subsequent to the one-year anniversary of the agreement, contingent on LigoCyte's meeting certain conditions of the agreement.

     We account for our investments in Immgenics and LigoCyte on the cost method.

12. COMMITMENTS AND CONTINGENCIES

     As a result of our acquisition of Ribi we were named a defendant in litigation related to groundwater contamination at the Bitterroot Valley Sanitary Landfill. The plaintiffs in the lawsuits are the state of Montana and the United States. On February 26, 2001, we agreed in principle to settle this litigation. Final settlement of the litigation will occur upon motion of dismissal by the plantiff and an order of dismissal issued by the U.S. District Court. The liability of $2.65 million was included in the purchase price allocation of Ribi as of December 31, 1999.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

     We have entered into agreements with BI Pharma KG to manufacture and supply Anti-B1 Antibody for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill/finish and packaging services. We have committed to purchase minimum antibody quantities of the Anti-B1 Antibody from BI Pharma KG. The maximum penalty that we would pay if we did not place orders to purchase any antibody is approximately $5.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Officers" in our 2001 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in our 2001 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our 2001 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

     (1) Report of Ernst & Young, LLP, independent auditors.
         Balance Sheet as of December 31, 2000, 1999 and 1998.
         Statement of Operations -- Years Ended December 31, 2000, 1999 and
         1998.
         Statement of Stockholders' Equity -- Years Ended December 31, 2000, 1999 and 1998.
         Statement of Cash Flows -- Years Ended December 31, 2000, 1999 and
         1998.
         Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules
         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Index to Exhibits filed in response to Item 601 of Regulation S-K are set forth below.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                       REFERENCE
-------                       -------------------                       ---------
 2.01+    Agreement and Plan of Reorganization dated December 11, 1998 by and between the Registrant, Yakima Acquisition
          Corporation and Anergen, Inc.                                  (E)
 2.02     Form of Certificate of Merger between Yakima Acquisition
          Corporation and Anergen, Inc.                                  (E)
 2.1+     Agreement and Plan of Merger dated June 22, 1998 by and
          among the Registrant, Chinook Acquisition Corporation and
          GenQuest, Inc.                                                 (C)
 2.2      Form of Certificate of Merger between Chinook Acquisition
          Corporation and GenQuest, Inc.                                 (C)
 2.3+     Agreement and Plan of Merger dated October 15, 2000 by and among the Registrant, Clearwater Acquisitions Corporation
          and Coulter Pharmaceutical, Inc.                               (H)
 2.4      Certificate of Designation of Corixa Corporation               (I)
 3.1      Amended and Restated Certificate of Incorporation of Corixa
          Corporation.                                                   (A)
 3.2      Bylaws of Corixa Corporation.
 4.1      Amended and Restated Investors' Rights Agreement dated as of
          May 10, 1996 between Corixa Corporation and certain holders
          of its capital stock.                                          (A)
10.1      1994 Amended and Restated Stock Option and Restricted Stock
          Plan and forms of stock purchase and stock option agreement.   (A)
10.2      1997 Directors' Stock Option Plan and form of stock option
          agreement.                                                     (A)
10.3      1997 Employee Stock Purchase Plan and form of subscription
          agreement.                                                     (A)
10.4      Corixa Corporation 401(k) Savings & Retirement Plan.           (A)
10.5      Form of Indemnification Agreement.                             (A)
10.6      Lease Agreement dated October 28, 1994 and amended December
          29, 1995 between Corixa Corporation and Fred Hutchinson
          Cancer Research Center.                                        (A)
10.7      Amendment No. 2 , dated September 25, 1998, to the Lease
          Agreement Dated May 31, 1996 between Corixa Corporation and
          Alexandria Real Estate Equities.                               (D)
10.8      Multi-Field Vaccine Discovery Collaboration and License
          Agreement between Corixa Corporation and SmithKline Beecham,
          dated September 1, 1998.                                       (F)
10.9      Confirmation Letter, Purchase of $7,000,000 Loan Facility,
          dated August 21, 1998 to Corixa Corporation from Banque
          Nationale de Paris.                                            (D)
10.10     Assignment and Assumption Agreement, dated August 21, 1998, by and Among Sumitomo Bank, Limited, Sumitomo Bank of New
          York Trust Corporation, Corixa Corporation, Well Fargo Bank,
          N.A., Banque Nationale de Paris, and Bank of The West Trust
          and Investment Services Division.                              (D)
10.11+    Equity Line of Credit and Securities Purchase Agreement
          between Corixa Corporation and Castle Gate, L.L.C., dated
          April 8, 1999.                                                 (G)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                       REFERENCE
-------                        -------------------                       ---------
10.12+     Registration Rights Agreement between Corixa Corporation and
           Castle Gate, L.L.C., dated April 8, 1999.                      (G)
10.13+     Standstill Agreement between Corixa Corporation and Castle
           Gate, L.L.C., dated April 8, 1999.                             (G)
10.14+     Warrant Number CG-1 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999.                                 (G)
10.15+     Warrant Number CG-2 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999.                                 (G)
10.16+     Form of Warrant Number CG-3 to be issued by Corixa
           Corporation to Castle Gate, L.L.C. on the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement.              (G)
10.17+     Form of Warrant Number CG-4 to be issued by Corixa
           Corporation to Castle Gate, L.L.C. on the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement.              (G)
10.18+     Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8,
           1999, by and between Corixa Corporation and Castle Gate,
           L.L.C.                                                         (I)
10.19+     Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8,
           1999, by and between Corixa Corporation and Castle Gate,
           L.L.C.                                                         (I)
10.20+     Warrant Number CG-5 issued by Corixa Corporation to Castle
           Gate on December 29.                                           (I)
10.21*     Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering Corporation and
           RibiImmunoChem Research, Inc., as amended.
10.22*     Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering-Plough Ltd. and
           RibiImmunoChem Research, Inc., as amended.
10.23      Separation Agreement between Corixa Corporation and Mark
           McDade, dated November 27, 2000.
10.24+     Development, Commercialization and License Agreement, dated
           August 15, 2000 by and between Corixa and Medicis
           Pharmaceutical Corporation.                                    (T)
10.25      Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase
           Plan                                                           (L)
10.26      Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan        (L)
10.27      Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan        (L)
           Assignment Agreement between Coulter Pharmaceutical, Inc.,
           Beckman Coulter and certain investors, dated February 24,
           1995.                                                          (M)
10.28+     Development Agreement between Coulter Pharmaceutical, Inc.
           and MDS Nordion Inc., dated November 15, 1995.                 (M)
10.29+     Contract Research and Development Agreement, by and between
           Coulter Pharmaceutical, Inc. and Dr. Karl Thomae GmbH, dated
           October 22, 1997.                                              (P)
10.30+     Supply Agreement between Coulter Pharmaceutical, Inc. and
           MDS Nordion Inc., dated August 31, 1998.                       (R)
10.31+     Facilities Agreement between Coulter Pharmaceutical, Inc.
           and MDS Nordion Inc., dated August 31, 1998.                   (R)
10.32+     Stock Purchase Agreement between Coulter Pharmaceutical,
           Inc. and SmithKline Beecham Corporation, dated October 23,
           1998.                                                          (S)
10.33+     Security Agreement between Coulter Pharmaceutical, Inc. and
           SmithKline Beecham Corporation, dated October 23, 1998.        (S)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                       REFERENCE
-------                        -------------------                       ---------
10.34+     Grant of Security Interest between Coulter Pharmaceutical,
           Inc. and SmithKline Beecham Corporation, dated October 23,
           1998.                                                          (S)
10.35+     Loan Agreement between Coulter Pharmaceutical, Inc. and
           SmithKline Beecham Corporation, dated October 23, 1998.        (S)
10.36+     Collaboration Agreement between Coulter Pharmaceutical, Inc.
           and SmithKline Beecham Corporation, dated October 23, 1998.    (S)
10.37+     Supply Agreement between Coulter Pharmaceutical, Inc and
           Boehringer Ingelheim Pharma KG, dated November 3, 1998.        (S)
10.38+     Amendment No. 1, dated November 30, 1998, to the
           Collaboration Agreement between Coulter Pharmaceutical, Inc.
           and SmithKline Beecham, dated October 23, 1998.                (S)
10.39+     Loan and Security Agreement between Coulter Pharmaceutical,
           Inc. and Silicon Valley Bank, dated October 29, 1998.          (S)
21.1       Subsidiaries of Corixa Corporation
22.1       Vote of the stockholders of Corixa Corporation to approve
           the issuance of shares of Corixa common stock in connection with the merger of Clearwater Acquisitions Corporation with
           and into Coulter Pharmaceutical, Inc.                          (H)
23.1       Consent of Ernst and Young, LLP, Independent Auditors
24.1       Power of Attorney                                              (K)

---------------
 + Registrant agrees to furnish to the Commission a copy of any omitted schedule of these Exhibits on a request of the Commission.

(A) Incorporated herein by reference Corixa's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B) Incorporated herein by reference to Corixa's Form 10-Q (File No. 333-32147), filed with the Commission on August 11, 1998.

(C) Incorporated herein by reference to Appendix A of The Proxy
    Statement/Prospectus included in the Registration Statement on Form S-4, as amended, (File No. 333-32147), filed with the Commission on August 5, 1998.

(D) Incorporated herein by reference to Corixa's Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(E) Incorporated herein by reference to Corixa's Form S-4 (File No. 333-69679), filed with the Commission on January 12, 1999.

(F) Incorporated herein by reference to Corixa's Form 8-K (File No. 0-22891), filed with the Commission on October 28, 1998.

(G) Incorporated herein by reference to Corixa's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(H) Incorporated herein by reference to Corixa's Form S-4/A (File No. 333-49490), filed with the Commission on November 17, 2000.

(I) Incorporated herein by reference to Corixa's Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(J)  Incorporated herein by reference to Item 4 of this report on Form 10-K.

(K) Incorporated herein by reference to the "Power of Attorney" granted below in this report on Form 10-K.

(L) Incorporated herein by reference to Corixa's Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000

(M) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(N) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-Q (File No. 000-21905), filed with the Commission on August 5, 1997.

(O) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 8-K (File No. 000-21905), filed with the Commission on September 29, 1997.

(P) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(Q) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-Q (File No. 000-21905), filed with the Commission on August 13, 1998

(R) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(S) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-K,(File No. 000-21905), filed with the Commission on March 30, 1999.

(T) Incorporated herein by reference to Corixa's Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

 +   Confidential treatment granted by order of the SEC.

 *   Confidential treatment sought by Corixa Corporation from the SEC

     (b) REPORTS ON FORM 8-K

        On March 26, 2001 Corixa filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on March 19, 2001 Corixa announced (i) the receipt of a complete review letter from the FDA following the FDA's review of the BLA for BEXXAR and (ii) a modified operating plan, and associated workforce reduction, adopted after the receiving the complete review letter.

        On January 4, 2001 Corixa filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on December 29, 2000 Corixa had drawn down the remaining $37.5 million on a $50 million equity line of credited entered into with Castle Gate, L.L.C.

        On December 29, 2000 Corixa filed a Current Report on Form 8-K stating under "Item 2. Acquisition or Disposition of Assets" that on December 22, 2000 Corixa acquired Coulter Pharmaceutical, Inc.

        On November 3, 2000 Corixa filed a Current Report on Form 8-K stating under "Item 5. Other Events" that Corixa filed updated historical financial statements for Ribi ImmunoChem Research, Inc.

        On October 31, 2000 Corixa filed a Current Report on Form 8-K/A stating under "Item 5. Other Events" that on August 15, 2000 Corixa entered into a multi-year development, commercialization and license agreement with Medicis Pharmaceutical Corporation, and under "Item 7(c). Financial Statements, Pro Forma Financial Information and Exhibits" filed copies of the agreement with Medicis and the press release announcing the agreement with Medicis.

        On October 16, 2000 Corixa filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on October 15, 2000 Corixa entered into an agreement and plan of merger with Coulter Pharmaceutical, Inc.

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

Date: March 30, 2001

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                   /s/ STEVEN GILLIS                           Chairman and Chief        March 28, 2001
--------------------------------------------------------        Executive Officer
                     Steven Gillis                        (Principal Executive Officer)

                  /s/ MICHELLE BURRIS                       Senior Vice President and    March 28, 2001
--------------------------------------------------------     Chief Financial Officer
                    Michelle Burris                         (Principal Financial and
                                                               Accounting Officer)

                    /s/ MARK MCDADE                                 Director             March 28, 2001
--------------------------------------------------------
                      Mark McDade

                 /s/ MICHAEL F. BIGHAM                              Director             March 28, 2001
--------------------------------------------------------
                   Michael F. Bigham

                  /s/ JOSEPH L. LACOB                               Director             March 28, 2001
--------------------------------------------------------
                    Joseph L. Lacob

                   /s/ ARNOLD ORONSKY                               Director             March 28, 2001
--------------------------------------------------------
                     Arnold Oronsky

                    /s/ JAMES YOUNG                                 Director             March 28, 2001
--------------------------------------------------------
                      James Young

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                   /s/ ROBERT MOMSEN                                Director             March 28, 2001
--------------------------------------------------------
                     Robert Momsen

                   /s/ SAMUEL R. SAKS                               Director             March 28, 2001
--------------------------------------------------------
                     Samuel R. Saks

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                       PAGE
-------                        -------------------                       ----
 2.01+     Agreement and Plan of Reorganization dated December 11, 1998 by and between the Registrant, Yakima Acquisition
           Corporation and Anergen, Inc.                                 (E)
 2.02      Form of Certificate of Merger between Yakima Acquisition
           Corporation and Anergen, Inc.                                 (E)
 2.1+      Agreement and Plan of Merger dated June 22, 1998 by and
           among the Registrant, Chinook Acquisition Corporation and
           GenQuest, Inc.                                                (C)
 2.2       Form of Certificate of Merger between Chinook Acquisition
           Corporation and GenQuest, Inc.                                (C)
 2.3+      Agreement and Plan of Merger dated October 15, 2000 by and among the Registrant, Clearwater Acquisitions Corporation
           and Coulter Pharmaceutical, Inc.                              (H)
 2.4       Certificate of Designation of Corixa Corporation              (I)
 3.1       Amended and Restated Certificate of Incorporation of Corixa
           Corporation.                                                  (A)
 3.2       Bylaws of Corixa Corporation.
 4.1       Amended and Restated Investors' Rights Agreement dated as of
           May 10, 1996 between Corixa Corporation and certain holders
           of its capital stock.                                         (A)
10.1       1994 Amended and Restated Stock Option and Restricted Stock
           Plan and forms of stock purchase and stock option agreement.  (A)
10.2       1997 Directors' Stock Option Plan and form of stock option
           agreement.                                                    (A)
10.3       1997 Employee Stock Purchase Plan and form of subscription
           agreement.                                                    (A)
10.4       Corixa Corporation 401(k) Savings & Retirement Plan.          (A)
10.5       Form of Indemnification Agreement.                            (A)
10.6       Lease Agreement dated October 28, 1994 and amended December
           29, 1995 between Corixa Corporation and Fred Hutchinson
           Cancer Research Center.                                       (A)
10.7       Amendment No. 2 , dated September 25, 1998, to the Lease
           Agreement Dated May 31, 1996 between Corixa Corporation and
           Alexandria Real Estate Equities.                              (D)
10.8       Multi-Field Vaccine Discovery Collaboration and License
           Agreement between Corixa Corporation and SmithKline Beecham,
           dated September 1, 1998.                                      (F)
10.9       Confirmation Letter, Purchase of $7,000,000 Loan Facility,
           dated August 21, 1998 to Corixa Corporation from Banque
           Nationale de Paris.                                           (D)
10.10      Assignment and Assumption Agreement, dated August 21, 1998, by and Among Sumitomo Bank, Limited, Sumitomo Bank of New
           York Trust Corporation, Corixa Corporation, Well Fargo Bank,
           N.A., Banque Nationale de Paris, and Bank of The West Trust
           and Investment Services Division.                             (D)
10.11+     Equity Line of Credit and Securities Purchase Agreement
           between Corixa Corporation and Castle Gate, L.L.C., dated
           April 8, 1999.                                                (G)
10.12+     Registration Rights Agreement between Corixa Corporation and
           Castle Gate, L.L.C., dated April 8, 1999.                     (G)
10.13+     Standstill Agreement between Corixa Corporation and Castle
           Gate, L.L.C., dated April 8, 1999.                            (G)
10.14+     Warrant Number CG-1 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999.                                (G)
10.15+     Warrant Number CG-2 issued by Corixa Corporation to Castle
           Gate, L.L.C. on April 8, 1999.                                (G)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                       PAGE
-------                        -------------------                       ----
10.16+     Form of Warrant Number CG-3 to be issued by Corixa
           Corporation to Castle Gate, L.L.C. on the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement.             (G)
10.17+     Form of Warrant Number CG-4 to be issued by Corixa
           Corporation to Castle Gate, L.L.C. on the occurrence of
           certain events in accordance with the terms of the Equity
           Line of Credit and Securities Purchase Agreement.             (G)
10.18+     Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8,
           1999, by and between Corixa Corporation and Castle Gate,
           L.L.C.                                                        (I)
10.19+     Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8,
           1999, by and between Corixa Corporation and Castle Gate,
           L.L.C.                                                        (I)
10.20+     Warrant Number CG-5 issued by Corixa Corporation to Castle
           Gate on December 29.                                          (I)
10.21*     Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering Corporation and
           RibiImmunoChem Research, Inc., as amended.
10.22*     Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering-Plough Ltd. and
           RibiImmunoChem Research, Inc., as amended.
10.23      Separation Agreement between Corixa Corporation and Mark
           McDade, dated November 27, 2000.
10.24+     Development, Commercialization and License Agreement, dated
           August 15, 2000 by and between Corixa and Medicis
           Pharmaceutical Corporation.                                   (T)
10.25      Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase
           Plan                                                          (L)
10.26      Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan       (L)
10.27      Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan       (L)
           Assignment Agreement between Coulter Pharmaceutical, Inc.,
           Beckman Coulter and certain investors, dated February 24,
           1995.                                                         (M)
10.28+     Development Agreement between Coulter Pharmaceutical, Inc.
           and MDS Nordion Inc., dated November 15, 1995.                (M)
10.29+     Contract Research and Development Agreement, by and between
           Coulter Pharmaceutical, Inc. and Dr. Karl Thomae GmbH, dated
           October 22, 1997.                                             (P)
10.30+     Supply Agreement between Coulter Pharmaceutical, Inc. and
           MDS Nordion Inc., dated August 31, 1998.                      (R)
10.31+     Facilities Agreement between Coulter Pharmaceutical, Inc.
           and MDS Nordion Inc., dated August 31, 1998.                  (R)
10.32+     Stock Purchase Agreement between Coulter Pharmaceutical,
           Inc. and SmithKline Beecham Corporation, dated October 23,
           1998.                                                         (S)
10.33+     Security Agreement between Coulter Pharmaceutical, Inc. and
           SmithKline Beecham Corporation, dated October 23, 1998.       (S)
10.34+     Grant of Security Interest between Coulter Pharmaceutical,
           Inc. and SmithKline Beecham Corporation, dated October 23,
           1998.                                                         (S)
10.35+     Loan Agreement between Coulter Pharmaceutical, Inc. and
           SmithKline Beecham Corporation, dated October 23, 1998.       (S)
10.36+     Collaboration Agreement between Coulter Pharmaceutical, Inc.
           and SmithKline Beecham Corporation, dated October 23, 1998.   (S)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                       PAGE
-------                        -------------------                       ----
10.37+     Supply Agreement between Coulter Pharmaceutical, Inc and
           Boehringer Ingelheim Pharma KG, dated November 3, 1998.       (S)
10.38+     Amendment No. 1, dated November 30, 1998, to the
           Collaboration Agreement between Coulter Pharmaceutical, Inc.
           and SmithKline Beecham, dated October 23, 1998.               (S)
10.39+     Loan and Security Agreement between Coulter Pharmaceutical,
           Inc. and Silicon Valley Bank, dated October 29, 1998.         (S)
21.1       Subsidiaries of Corixa Corporation
22.1       Vote of the stockholders of Corixa Corporation to approve
           the issuance of shares of Corixa common stock in connection with the merger of Clearwater Acquisitions Corporation with
           and into Coulter Pharmaceutical, Inc.                         (H)
23.1       Consent of Ernst and Young, LLP, Independent Auditors
24.1       Power of Attorney                                             (K)

---------------
 + Registrant agrees to furnish to the Commission a copy of any omitted schedule of these Exhibits on a request of the Commission.

(A) Incorporated herein by reference Corixa's Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B) Incorporated herein by reference to Corixa's Form 10-Q (File No. 333-32147), filed with the Commission on August 11, 1998.

(C) Incorporated herein by reference to Appendix A of The Proxy
    Statement/Prospectus included in the Registration Statement on Form S-4, as amended, (File No. 333-32147), filed with the Commission on August 5, 1998.

(D) Incorporated herein by reference to Corixa's Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(E) Incorporated herein by reference to Corixa's Form S-4 (File No. 333-69679), filed with the Commission on January 12, 1999.

(F) Incorporated herein by reference to Corixa's Form 8-K (File No. 0-22891), filed with the Commission on October 28, 1998.

(G) Incorporated herein by reference to Corixa's Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(H) Incorporated herein by reference to Corixa's Form S-4/A (File No. 333-49490), filed with the Commission on November 17, 2000.

(I) Incorporated herein by reference to Corixa's Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(J) Incorporated herein by reference to Item 4 of this report on Form 10-K.

(K) Incorporated herein by reference to the "Power of Attorney" granted below in this report on Form 10-K.

(L) Incorporated herein by reference to Corixa's Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000

(M) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(N) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-Q (File No. 000-21905), filed with the Commission on August 5, 1997.

(O) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 8-K (File No. 000-21905), filed with the Commission on September 29, 1997.

(P) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(Q) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-Q (File No. 000-21905), filed with the Commission on August 13, 1998

(R) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(S) Incorporated herein by reference to Coulter Pharmaceutical, Inc.'s Form 10-K,(File No. 000-21905), filed with the Commission on March 30, 1999.

(T) Incorporated herein by reference to Corixa's Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

 +   Confidential treatment granted by order of the SEC.

 *   Confidential treatment sought by Corixa Corporation from the SEC