Form 10-Q
period 2001-03-31
CORIXA CORP
filed 2001-05-10
CIK 1042561

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____ .

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

                               Yes [X]   No [ ]

As of March 31, 2001, there were approximately 40,715,465 shares of the Registrant's common stock outstanding.

================================================================================

                               Corixa Corporation

                                      INDEX


                                                                                  Page
                                                                                  ----
PART I. FINANCIAL INFORMATION

        ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

               Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and
               December 31, 2000..................................................  1

               Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2001 and March 31, 2000.....................  2

               Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and March 31, 2000.....................  3

               Notes to Unaudited Consolidated Financial
               Statements.........................................................  4

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.......................................  7

        ITEM 3.   QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK......... 23

PART II. OTHER INFORMATION

        ITEM 2.   LEGAL Proceedings............................................... 23

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................ 23


SIGNATURES........................................................................ 24

EXHIBIT INDEX..................................................................... 25

PART I.        FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                               CORIXA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2001              2000
                                                                                      -----------       -----------
                                                                                      (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents .......................................................   $    38,225       $    49,413
  Securities available-for-sale ...................................................       106,013           127,163
  Accounts receivable, net ........................................................        16,940            14,382
  Interest receivable .............................................................         1,402             2,055
  Prepaid expenses and other current assets .......................................         7,651             6,848
  Deposits ........................................................................         1,782             1,759
                                                                                      -----------       -----------
          Total current assets ....................................................       172,013           201,620
Property and equipment, net .......................................................        38,826            39,276
Securities available-for-sale, noncurrent .........................................        25,385            20,502
Investments .......................................................................         1,730             2,461
Acquisition-related intangible assets, net ........................................       220,346           234,076
Deferred charges and deposits .....................................................         6,205             6,945
                                                                                      -----------       -----------
          Total assets ............................................................   $   464,505       $   504,880
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ........................................   $    19,144       $    27,863
  Dividend payable ................................................................         1,094               469
  Current portion of deferred revenue .............................................        33,164            20,117
  Current portion of long-term obligations ........................................         4,702             6,327
                                                                                      -----------       -----------
          Total current liabilities ...............................................        58,104            54,776
Deferred revenue, less current portion ............................................         8,730            10,107
Long-term obligations, less current portion .......................................        24,198            33,422
Commitments and contingencies
Redeemable common stock ...........................................................         2,000             2,000
Stockholders' equity:
 Convertible preferred stock, $0.001 par value:
    Authorized - 10,000,000 shares; Designated Series A - 15,000 shares;
    Issued and outstanding - 12,500 in 2001 and 2000 ..............................            --                --
    Designated Series B - 37,500 shares; issued and outstanding - 37,500
    in 2001 .......................................................................            --                --
 Common stock, $0.001 par value:
    Authorized - 100,000,000 shares;
    Issued and outstanding - 40,715,465 shares at March 31, 2001 and
    40,458,100 at December 31, 2000 (including 141,576 redeemable common shares) ..            40                40
  Additional paid-in capital ......................................................     1,184,446         1,188,524
  Deferred compensation ...........................................................       (16,628)          (28,758)
  Accumulated other comprehensive loss ............................................           792               (26)
  Accumulated deficit .............................................................      (797,177)         (755,205)
                                                                                      -----------       -----------
             Total stockholders'equity ............................................       371,473           404,575
                                                                                      -----------       -----------
Total liabilities and stockholders' equity ........................................   $   464,505       $   504,880
                                                                                      ===========       ===========


                            See accompanying notes.

                                    CORIXA CORPORATION

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -----------------------
                                                                     2001           2000
                                                                   --------       --------
                                                                                 (Restated)
Revenue:
  Collaborative agreements .....................................   $ 12,596       $  9,064
  Government grants ............................................        905            449
                                                                   --------       --------
Total ..........................................................     13,501          9,513

Operating expenses:
  Research and development .....................................     38,796         15,860
  General and administrative ...................................      6,004          1,489
  Intangible amortization ......................................     14,437            826
  Unconsolidated joint business ................................        919             --
                                                                   --------       --------
    Total operating expenses ...................................     60,156         18,175
                                                                   --------       --------

Loss from operations ...........................................    (46,655)        (8,662)
Interest income ................................................      3,078            479
Interest expense ...............................................       (707)          (169)
Other income ...................................................      2,312             57
                                                                   --------       --------
Loss before cumulative effect of change in accounting ..........    (41,972)        (8,295)
Cumulative effect of change in accounting principle ............         --         (6,338)
                                                                   --------       --------
Net loss .......................................................    (41,972)       (14,633)
Preferred stock dividend .......................................       (625)          (156)
                                                                   --------       --------
Net loss applicable to common stockholders .....................   $(42,597)      $(14,789)
                                                                   ========       ========
Basic and diluted loss per share before cumulative effect of
   change in accounting principle ..............................   $  (1.05)      $  (0.45)
Cumulative effect of change in accounting principle per share ..         --          (0.34)
                                                                   --------       --------
Basic and diluted net loss per common share ....................   $  (1.05)      $  (0.79)
                                                                   ========       ========

Shares used in computation of basic and diluted net
  loss per common share ........................................     40,599         18,763
                                                                   ========       ========


                             See accompanying notes.

                               CORIXA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                            2001           2000
                                                                         ---------       --------
                                                                                        (Restated)
OPERATING ACTIVITIES
Net loss .............................................................   $ (41,972)      $(14,633)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Cumulative effect of accounting change .............................          --          6,338
  Amortization of deferred compensation ..............................       7,462            133
  Depreciation and amortization ......................................      16,765          1,758
  Equity instruments issued in exchange for technology and services ..        (131)           335
  Gain on sale of investment .........................................      (2,256)            --
Changes in operating assets and liabilities:
  Accounts receivable ................................................      (1,662)        (5,158)
  Interest receivable ................................................         653            110
  Prepaid expenses, deposits and other current assets ................         (86)          (930)
  Accounts payable and accrued liabilities ...........................      (8,719)           243
  Deferred revenue ...................................................      11,670         11,038
                                                                         ---------       --------
Net cash used in operating activities ................................     (18,276)          (766)

INVESTING ACTIVITIES
Purchases of securities available-for-sale ...........................    (107,218)        (5,928)
Proceeds from maturities of securities available-for-sale ............     100,704          5,209
Proceeds from sale of securities .....................................      23,598          6,115
Purchases of property and equipment ..................................      (1,583)          (624)
Proceeds from sale of investment in ImmGenics ........................       2,091             --
Contract obligation ..................................................      (1,003)            --
                                                                         ---------       --------
Net cash provided by investing activities ............................      16,589          4,772
                                                                         ---------       --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock ...............................       1,346          3,416
Principal payments made on long-term obligations .....................     (10,371)          (569)
Principal payments on capital leases .................................        (476)          (255)
                                                                         ---------       --------
Net cash (used in)/provided by financing activities ..................      (9,501)         2,592
                                                                         ---------       --------

Net (decrease)/increase in cash and cash equivalents .................     (11,188)         6,598
Cash and cash equivalents at beginning of period .....................      49,413            780
                                                                         ---------       --------
Cash and cash equivalents at end of period ...........................   $  38,225       $  7,378
                                                                         =========       ========

Supplemental disclosures of cash flow information:
  Interest paid ......................................................   $     713       $    172
                                                                         =========       ========


                             See accompanying notes.

                               CORIXA CORPORATION



NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

   We are a developer of immunotherapies with a commitment to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines and antigen-based products, including therapeutic antibodies, novel adjuvants and targeted oncologics. The consolidated financial statements include the accounts of Corixa and its wholly owned subsidiaries, Coulter Pharmaceutical, Inc., or Coulter, Coulter Pharma Belgium, SA and Corixa UK Limited. All significant intercompany account balances and transactions have been eliminated in consolidation. On January 6, 2001, Anergen, Inc. merged into Coulter, in a direct merger in which Coulter was the surviving entity.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. These statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with the SEC rules and regulations. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2000, included in our Form 10-K filed with the SEC.

SECURITIES AVAILABLE-FOR-SALE

    Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. The cost of securities sold is calculated using the specific identification method. Securities available-for-sale includes $5.5 million at March 31, 2001 that is restricted for use in connection with a financing agreement.

CERTAIN CONCENTRATIONS

    Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

    Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce the Anti-B1 monoclonal antibody, or Anti-B1 Antibody, in BEXXAR(TM). We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, if we are unable to obtain sufficient quantities of the Anti-B1 Antibody from BI Pharma KG or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed or sufficient quantities of commercial inventory may not be available in future periods.

REVENUE RECOGNITION

    Revenue from collaborative research and development funding and technology access payments is recognized ratably over the term of the collaborative agreement. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 93% and 95% of our revenue from collaborative partners during the three-month periods ended March 31, 2001 and March 31, 2000.

During the quarters ended March 31, 2001 and March 31, 2000, we recognized $606,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000. Effective January 1, 2000, we changed our method of accounting for non refundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. We have restated our results for the three-month period ended March 31, 2000.

2.  COMPREHENSIVE LOSS

    For the three months ended March 31, 2001 and March 31, 2000, our comprehensive loss was as follows (in thousands):

                                         For the three months ended
                                         --------------------------
                                           March 31,      March 31,
                                             2001           2000
                                           --------       --------
                                                          (Restated)
          Net loss                         $(41,972)      $(14,633)
          Other comprehensive income:
            Unrealized holding gains
                 during the period              818            102
                                           --------       --------
          Total comprehensive loss         $(41,154)      $(14,531)
                                           ========       ========

3.  UNCONSOLIDATED JOINT BUSINESS

    As a result of our acquisition of Coulter in December 2000, we acquired the 1998 collaborative agreement between Coulter and GlaxoSmithKline, or GSK, for the development and commercialization in the United States of BEXXAR(TM), which is, in late-stage development for the treatment of non-Hodgkin's lymphoma, or NHL. Under the terms of the agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval and the two companies will share profits and losses equally. Additionally, the agreement provides that we and GSK will share certain costs related to clinical and manufacturing development activities and additional payments upon the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement revenue is included in revenue from collaborative agreements. During the quarter ended March 31, 2001, a $3.0 million milestone payment was earned.

    We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR(TM) related activities. To date, such activities have primarily consisted of pre-commercialization activities in anticipation of the potential launch of BEXXAR. Our share of the pretax operating results is included in unconsolidated joint business.

    Reimbursements that we owe to GSK are classified as accounts payable. Amounts that GSK owes us were approximately $7.4 million and $7.5 million at March 31, 2001 and December 31, 2000, respectively. Amounts that we owe to SmithKline Beecham Corporation, or SmithKline Beecham, were $1.3 million and $823,000 at March 31, 2001 and December 31, 2000, respectively.

4.  ONE-TIME CHARGE

    On March 19, 2001, we announced a modification to our operating plan as a result of BEXXAR's delayed market introduction and the recognition of additional synergies that have been identified between Corixa and former Coulter workforces. The modified operating plan resulted in a one-time charge of $2.4 million in the first quarter. The one-time charge consisted of approximately $1.3 million in employee severance and approximately $1.1 of intangible amortization and deferred compensation expense. In accordance with our revised operating plan we reduced research and development and administrative support staff headcount by approximately 15%. Additionally, in an effort to minimize expenses during the BEXXAR delay, we are pursing several new opportunities to contract out the services of our sales personnel to promote and sell a potential partner's product. Under this type of agreement, our sales and marketing personnel would be partnered until these resources were required to support BEXXAR commercialization. If we are unable to establish this type of a partnership, we may be required to make additional headcount reductions within the direct sales and marketing groups.

5.  COMMITMENTS AND CONTINGENCIES

    As a result of our acquisition of Ribi ImmunoChem, Inc., or Ribi, we were named a defendant in litigation related to groundwater contamination at the Bitterroot Valley Sanitary Landfill. The plaintiffs in the lawsuits are the state of Montana and the United States. On February 26, 2001, we agreed in principle to settle this litigation and in March 2001 we paid $2.65 million to the plaintiffs. Final settlement of the litigation will occur upon motion of dismissal by the plaintiff and an order of dismissal issued by the U.S. District Court. The liability of $2.65 million was included in the purchase price allocation of Ribi as of December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains forward-looking statements, including statements regarding product development and discovery, regulatory approvals, operating results and capital requirements and other statements that are not historical facts. These forward-looking statements are based on the opinions and estimates of our management at the time the statements are made. They are subject to risks and uncertainties that could cause our actual results, performance or achievements, and those of our corporate partners, to be materially different from those expressed or implied by the forward-looking statements. A number of factors could cause or contribute to such differences, including the factors described in the section below entitled "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" and those described from time to time in our public disclosure filings with the SEC, copies of which are available from our investor relations department. You should not unduly rely on these forward-looking statements, which apply only as of the date of this Form 10-Q. We assume no obligation to update any forward-looking statements as new information becomes available.

OVERVIEW

    Our objective is to be a leader in the development and commercialization of immunotherapeutic products used to prevent and treat autoimmune diseases, cancer and infectious diseases. Our strategy consists of integrating our core antigen discovery, monoclonal antibody, adjuvant, antigen delivery and tumor-activated, or TAP, pro-drug technologies into a strong product pipeline. To implement this strategy, we develop selected technologies and potential products ourselves and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the three months ended March 31, 2001 approximately 93% of our revenue resulted from collaborative agreements, and approximately 7% of our revenue resulted from funds awarded through government grants. As of March 31, 2001, we had total stockholders' equity of $371.5 million.

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

    Our significant collaboration relationships include a corporate partnership with GSK, with respect to breast, prostate, ovarian and colon cancers and tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae; corporate partnerships with Zambon Group spa and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer; a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis, and a research and development agreement with Zenyaku Kogyo Co. Ltd. related to Corixa's candidate psoriasis immunotherapeutic product, PVAC(TM) treatment, developed by Corixa and Genesis Research and Development Corporation Limited, or Genesis, and a research agreement with the Infectious Disease

Research Institute, or IDRI, to research and develop ex vivo therapies for the treatment of cancer. In addition, through our acquisition of Ribi in October 1999, we acquired a license agreement under which we grant Wyeth-Lederle and entities affiliated with SmithKline Beecham the right to use the MPL(R) adjuvant in more than twenty-five disease targets.

    We have several license and supply agreements with GSK, under which we grant GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancer and allergy that GSK is developing. Under these agreements we grant GSK exclusive, co-exclusive and non-exclusive license rights depending on the disease field and territory.

    As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK's wholly owned subsidiary, SmithKline Beecham Corporation, for developing and commercializing BEXXAR(TM). On March 16, 2001, following the U.S. Food and Drug Administrations, or FDA's 6 month review of the biologics license application, or BLA for BEXXAR, we received a complete review letter from the FDA. Issuance of the complete review letter satisfied the FDA's performance goal for priority review under the Prescription Drug User Fee Act. In the complete review letter, the FDA outlined additional clinical and manufacturing information that we must submit as a result of the review. In addition, the FDA requested updated and/or final safety and efficacy data from ongoing, recently completed and other additional trials to establish safety and effectiveness. We and GSK believe that safety and efficacy data from recently completed trials, beyond those contained in the BEXXAR BLA, may fulfill FDA's requests.

    We remain focused on the discovery and early clinical development of proprietary vaccine products that induce specific and potent pathogen or tumor-reactive T-cell responses and auto-antigen responses for the treatment and prevention of autoimmune diseases, cancer and infectious diseases. We also intend to broaden the scope of our partnership strategy to include other strategic relationships that complement our approach to immune system-based therapies for autoimmune diseases, cancer and infectious diseases.

    As of March 31, 2001, our accumulated deficit was approximately $797.2 million, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We may be unable to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

TOTAL REVENUE

    Our revenue increased to $13.5 million for the three months ended March 31, 2001 from $9.5 million for the same period in 2000. This increase was primarily attributable to revenue from collaborative agreements with GSK, Medicis and Purdue Pharma.

    Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. For the quarters ended March 31, 2001 and March 31, 2000, we recognized $606,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. We have restated our results for the three-month period ended March 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

    Our research and development expenses increased to $38.8 million for the three months ended March 31, 2001, from $15.9 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses, consulting, outside services and rent due in part to our acquisition of Coulter in December 2000, as well as increased clinical fees associated with BEXXAR(TM) and PVAC(TM). Research and development expense includes $6.0 million of deferred compensation expense related to the value of unearned options assumed in the Coulter merger and a one-time charge of $2.1 million related to the modification of our operating plan announced on March 19, 2001. We expect research and development expenses to increase in the future as the level of clinical and preclincal research activities continue to expand, and as a result of the Coulter acquisition.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

    Our sales, general and administrative expenses increased to $6.0 million for the three months ended March 31, 2001 from $1.5 million for the same period in 2001. The increase was primarily the result of increased payroll and personnel expenses attributable to our acquisition of Coulter in December 2000. Sales, general and administrative expense includes $669,000 of deferred compensation expense related to the value of unearned options assumed in the Coulter merger and a one-time charge of $300,000 related to the modification of our operating plan announced on March 19, 2001. We expect sales, general and administrative expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities, and as a result of the Coulter acquisition.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES

    Our intangible amortization increased to $14.4 million for the quarter ended March 31, 2001 from $827,000 for the same period in 2000. The intangible amortization for the quarter ended March 31, 2001 consisted of $13.7 million associated with the Coulter acquisition and $738,000 associated with the Ribi acquisition. We expect approximately $57.8 million of intangible amortization in 2001 as a result of the Coulter and Ribi acquisitions. If we do not receive FDA approval for BEXXAR, a significant portion of the value assigned to acquired in-process research and development will not be realized and the value assigned to the intangible assets related to this acquisition will be impaired.

INTEREST INCOME

    Our interest income increased to $3.1 million for the three months ended March 31, 2001 from $479,000 for the same period in 2000. The increase in interest income is based on average investment balances.

INTEREST EXPENSE

    Our interest expense increased to $707,000 for the three months ended March 31, 2001 from $169,000 for the same period in 2000. The increase was primarily attributable to higher loan and capital lease financing balances.

OTHER INCOME

    Our other income increased to $2.3 million for the three months ended March 31, 2001 from $57,000 for the same period in 2000. The increase was primarily attributable to a gain on the partial sale of our investment in ImmGenics in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, we had approximately $169.6 million in cash, cash equivalents and marketable securities. During the quarter ended March 31, 2001, we paid $2.7 million to settle the Bitterroot environmental litigation remaining from the Ribi acquisition and $8.7 million to retire outstanding debt. It is our intent to replace this debt at more favorable terms. Working capital decreased approximately $32.9 million to $113.9 million at

March 31, 2001, from $146.8 million at December 31, 2000. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, in all cases with terms not exceeding four years.

    On February 11, 2001, in conjunction with the Abgenix acquisition of ImmGenics, we exercised our option to sell 601,302 of newly issued shares to Abgenix for a total purchase price of approximately $2.9 million. The remaining 601,303 newly issued shares will be sold to Abgenix in accordance with the terms of the acquisition.

We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, equipment financing, interest income and the proceeds from our follow-on public offering will be sufficient to fund our current and planned operations over at least the next 18 months. We may attempt to raise additional capital as a result of favorable market conditions or strategic considerations, however, even if we have sufficient funds for planned operations.


IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE.

You should carefully consider the risks described below, together with all other information contained in or incorporated by reference into this quarterly report. If any of the following risks actually occur, our business, financial condition or operating results may be seriously harmed. In that case, the trading price of our common stock may decline.

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

    In addition, we recently completed a Phase II clinical trial for our PVAC(TM) treatment for the treatment of moderate to severe psoriasis. We are currently developing a new set of trials to further study the effectiveness of PVAC treatment for the treatment of psoriasis. We cannot assure you that PVAC treatment will prove to be an effective treatment for psoriasis, or even if efficacy is demonstrated in clinical trials, will be approved by the FDA for commercial sale.

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

ACCEPTANCE OF BEXXAR(TM) IN THE MARKETPLACE IS UNCERTAIN AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS.

    If our most advanced product candidate, BEXXAR, is approved, it would represent a significant departure from currently approved methods of treatment for NHL, and would require medical personnel to handle radioactive materials. Accordingly, BEXXAR may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of BEXXAR in treating NHL. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR. Nuclear Regulatory Commission regulations permit BEXXAR to be administered on an outpatient basis in most cases as we currently contemplate. However, market acceptance could be adversely affected because some hospitals may be required to administer the therapeutic dose of BEXXAR on an in-patient basis under applicable state, local or individual hospital regulations. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy and biologics. Market acceptance also could be affected by the availability of third-party reimbursement. Failure of BEXXAR to achieve market acceptance would harm our business.

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

    We have several preclinical programs and several potential products in clinical trials. We also have two potential products, MELACINE vaccine and BEXXAR, that have completed clinical trials. We cannot assure you that any of these programs will yield products that are approved for commercial sale or that any of these potential products, with the exception of MELACINE vaccine, which has been approved for sale in Canada, will ever be approved for commercial sale.

    On March 16, 2001, we received a complete review letter from the FDA following the agency's 6 month review of the BEXXAR BLA. Issuance of the complete review letter satisfied the FDA's performance goal for priority review under the Prescription Drug User Fee Act. In the complete review letter, the FDA outlined additional clinical and manufacturing information that we must submit as a result of the review. The FDA requested updated and/or final safety and efficacy data from ongoing, recently completed and other additional trials to establish safety and effectiveness. We and GSK believe that safety and efficacy data from recently completed trials, beyond those contained in the BEXXAR BLA, may fulfill the FDA's requests.

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

    Other than an immunotherapeutic product incorporating MPL(R) adjuvant that has been approved for sale on a named-patient basis in Germany, and MELACINE(R), which includes the ENHANZYN(TM) adjuvant, and is approved for sale in Canada, neither we nor any of our corporate partners has commercialized any products that incorporate our proprietary adjuvants. In addition, neither we nor any other company has successfully commercialized any therapeutic vaccines for cancer or the infectious or autoimmune diseases that we target. We may be unable to develop effective vaccines for these diseases in a reasonable time frame, if ever, and the vaccines may not be capable of being commercialized.

    Most of our programs are currently in the discovery stage or in preclinical development. Currently, sixteen of our immunotherapeutic programs have advanced to clinical trials. With the exception of MELACINE(R), which is available for sale in Canada and which has completed Phase III clinical trials in Canada and the United States, our vaccines have not completed clinical trials. Our programs may not move beyond their current stages of development. Even if approved for marketing, our or our corporate partners' products may not be as effective as competing products or alternative treatment methods and may never achieve market acceptance. Physicians, patients or the medical community generally may not accept or utilize any products that may be developed by us or our corporate partners.

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES.

    We have experienced significant operating losses in each year since our inception on September 8, 1994. As of March 31, 2001, our accumulated deficit was approximately $797.2 million, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income.

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

IF OUR CORPORATE PARTNERSHIPS ARE NOT SUCCESSFUL OR IF WE ARE UNABLE TO FIND CORPORATE PARTNERSHIPS IN THE FUTURE, OUR BUSINESS MAY SUFFER.

    The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 93% and 95% of our revenue for the three months ended March 31, 2001 and March 31, 2000 from research and development and other funding under our existing corporate partnerships.

    We have established relationships with various corporate partners, including Medicis, GSK and several of its affiliates, the pharmaceutical division of Japan Tobacco, Zambon, Zenyaku Kogyo, Schering Corporation, and Schering-Plough. and Organon, among others. The process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty.

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

    We may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. In addition, our current license agreements may be terminated, and we may be unable to maintain the exclusivity of our exclusive licenses. Commercialization of monoclonal antibody-based products may require licensing or cross-licensing of one or more patents with other organizations in the field. If we cannot obtain or maintain licenses to technologies advantageous or necessary to develop and commercialize our products, our corporate partners and we may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be prevented from commercializing our products and our business may suffer. If we are unable to maintain the exclusivity of our exclusive licenses, our competitive position may be harmed and our business may suffer.

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

    We will only be able to protect our proprietary rights from unauthorized use to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of March 31, 2001, we owned, licensed or had option to license 116 issued U.S. patents that expire at various times between May 2002 and August 2018, as well as 402 pending U.S. patent applications.

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

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF, THE LOSS OF WHO COULD IMPAIR OUR ABILITY TO COMPETE.

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

    We have no existing internal capacity or experience with respect to manufacturing products for large-scale clinical trials or commercial purposes. We rely on BI Pharma KG, to produce Anti-B1 Antibody. We have entered into an agreement with BI Pharma KG to produce bulk Anti-B1 Antibody and fill the individual product vials with Anti-B1 Antibody. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging the Anti-B1 Antibody, and we cannot assure you that they will be able to produce our requirements in commercial quantities or with acceptable quality.

    We rely upon Nordion for radiolabeling the Anti-B1 Antibody at Nordion's centralized radiolabeling facility. We have entered into an agreement with Nordion for supply of the radiolabeled Anti-B1 Antibody for both clinical trials and commercial sale. Given the eight-day half-life of the (131)I radioisotope, Nordion currently is producing radiolabeled Anti-B1 Antibody in a clinical-scale facility sufficient to support on-going clinical trials. Nordion has agreed to transition the production of radiolabeled Anti-B1 Antibody to a commercial-scale facility prior to potential FDA approval in support of potential product launch. However, we cannot assure you that Nordion will be able to successfully transition to the commercial-scale facility and, if BEXXAR(TM) is approved and is successful in the market, we cannot assure you that Nordion's capacity to radiolabel antibodies will be sufficient to meet all of our commercial requirements.

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

    We currently obtain the (131)I radioisotope from Nordion under purchase orders placed from time to time. Nordion intends to change its source of (131)I radioisotope from tellurium-derived (131)I to fission-derived (131)I. We will need to obtain FDA approval of the fission-derived (131)I radioisotope prior to using it in clinical trials or commercial supply. Although fission-derived
(131)I radioisotope has been approved for human use in other applications, we cannot assure you that the fission-derived (131)I labeled Anti-B1 Antibody will be suitable for human use, and that clinical trials or commercial supply will not be delayed or disrupted if we are unable to obtain FDA approval for this product.

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

    We have hired direct sales and marketing personnel in preparation for the launch BEXXAR; however, the ability to market BEXXAR, if approved, will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force as well as GSK's performance under the collaboration agreement. Developing an effective sales force will require significant financial resources and time. We cannot assure you that we will be able to establish an effective sales force in a timely or cost-effective manner, if at all, or that our sales force will be capable of generating demand for BEXXAR or other product candidates.

    On March 19, 2001, we announced the receipt of a complete review letter with respect to BEXXAR. Because of the resulting delay in potential BEXXAR approval we are seeking to contract out the services of our sales and marketing personnel during the delay period. If we are unable to contract out the services of our sales and marketing personnel in a timely manner we may be required to make additional headcount reductions

OUR STOCK PRICE COULD BE VERY VOLATILE AND YOUR SHARES MAY SUFFER A DECLINE IN VALUE.

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

    Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our corporate partners' or our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we or any of our corporate partners may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR(TM), which could potentially be the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. Further, if BEXXAR is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. We or our corporate partners' products, if any, may not be considered cost effective or adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on our investment.

OUR STOCKHOLDERS FACE IMMEDIATE AND POTENTIAL DILUTION.

    You will suffer immediate and substantial dilution of your investment if:

        - we issue additional shares of our common stock under the terms of the September 1998 multi-field collaboration and license agreement with GSK; or

        - we issue additional shares of our common stock in connection with entering into new corporate partnerships or acquiring additional technologies or companies: or

        - we issue additional shares of our common stock as reimbursement of royalties prepaid by Beckman Coulter, Inc. to Dana-Farber Cancer Institute, Inc. that Beckman Coulter, Inc. can elect to receive as stock.

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


PART II. OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

    Following the Ribi acquisition, we initiated settlement discussions with the United States and the state of Montana related to pending environmental litigation concerning alleged groundwater contamination at the Bitterroot Valley Sanitary Landfill in Ravalli County, Montana. On February 26, 2000, we agreed in principle to settle this litigation and in March 2001 we paid $2.65 million to the plaintiffs. Final settlement of the litigation will occur upon motion of dismissal by the plaintiff and an order of dismissal issued by the U.S. District Court. The liability of $2.65 million was included in the purchase price allocation of Ribi as of December 31, 1999.

    A complaint was filed in Montana district court in February 2000 by a former Ribi employee claiming damages associated with working conditions while she was employed at Ribi. We have not yet been served with the complaint and based on our current understanding and initial investigation of the matter, we believe the claim to be without merit.

    We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) See Index to Exhibits.

        (b) Reports on Form 8-K.

               (1) On March 26, 2001, we filed a current report on Form 8-K reporting that on March 19, 2001, we received a complete review letter from the U.S. Food and Drug Administration following the agency's review of the biologics license application for BEXXAR. We also announced a modified operating plan adopted after receipt of the complete review letter.

               (2) On January 4, 2001, we filed a current report on Form 8-K reporting that on December 29, 2000, we had drawn down the remaining $37.5 million on a $50 million equity line of credit entered into with Castle Gate, L.L.C.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CORIXA CORPORATION



March 31, 2001                          By:   /s/ MICHELLE BURRIS
----------------------                      ------------------------------------
DATE                                          Michelle Burris
                                              Senior Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
  No.                                 Exhibit Description                             Page
-------                               -------------------                             ----
  3.1      Amended and Restated Certificate of Incorporation of Corixa
             Corporation.                                                              (A)
  3.2      Certificate of Designation of Series A Preferred Stock                      (D)
  3.3      Certificate of Designation of Series B Preferred Stock                      (C)
  3.2      Bylaws of Corixa Corporation.                                               (B)
  4.1      Amended and Restated Investors' Rights Agreement dated as of May 10,
             1996 between Corixa Corporation and certain holders of its capital
               stock.                                                                  (A)

(A) Incorporated herein by reference to Corixa's Form S-1, as amended (File No. 333-32147), filed with the SEC on September 20, 1997.

(B) Incorporated herein by reference to Corixa's Form 10-K (File No. 000-22891), filed with the SEC on March 30, 2001.

(C) Incorporated herein by reference to Corixa's Form 8-K (File No. 0-22891), filed with the SEC on January 4, 2001.

(D) Incorporated herein by reference to the Company's Form 8-K (File No. 0-22891), filed with the SEC on April 23, 1999.