Form 10-Q
period 2001-06-30
CORIXA CORP
filed 2001-08-10
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22891

CORIXA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1654387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1124 Columbia Street, Suite 200
Seattle, WA 98104-2040
(206) 754-5711
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

As of June 30, 2001, there were approximately 41,019,079 shares of the Registrant’s common stock outstanding.

Corixa Corporation
INDEX

PART I.	FINANCIAL INFORMATION

			Page

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000	1

		Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2001 and June 30, 2000 and the six months ended June 30, 2001 and June 30, 2000	2

		Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2001 and June 30, 2000	3

		Notes to Unaudited Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative & Qualitative Disclosure about Market Risk	24

PART II.		OTHER INFORMATION

	Item 2.	Legal Proceedings	25

	Item 4.	Submission of Matters to a Vote of Security Holders	25

	Item 5.	Exhibits and Reports on Form 8-K	25

SIGNATURES			26

EXHIBIT INDEX			27

Part I. Financial Information

Item 1. Consolidated Financial Statements

CORIXA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$46,993	$49,413

Securities available-for-sale	76,546	127,163

Accounts receivable, net	13,393	14,382

Interest receivable	1,500	2,055

Prepaid expenses and other current assets	7,145	6,848

Deposits	1,800	1,759

Total current assets	147,377	201,620

Property and equipment, net	39,589	39,276

Securities available-for-sale, noncurrent	31,506	20,502

Investments	1,000	2,461

Acquisition-related intangible assets, net	205,770	234,076

Deferred charges and deposits	5,552	6,945

Total assets	$430,794	$504,880

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$18,214	$27,863

Dividend payable	1,094	469

Current portion of deferred revenue	29,225	20,117

Current portion of long-term obligations	4,612	6,327

Total current liabilities	53,145	54,776

Deferred revenue, less current portion	7,351	10,107

Long-term obligations, less current portion	23,208	33,422

Commitments and contingencies

Redeemable common stock	2,000	2,000

Stockholders’ equity:

Convertible preferred stock, $0.001 par value:

Designated Series A — 12,500 shares; authorized - 10,000,000 shares;

Issued and outstanding — 12,500 in 2001 and 2000	—	—

Designated Series B — 37,500 shares; issued and outstanding — 37,500 in 2001 and 2000	—	—
Common stock, $0.001 par value:

Authorized — 100,000,000 shares;

Issued and outstanding — 41,019,079 shares at June 30, 2001 and 40,458,100 at December 31, 2000 (including 141,576 redeemable common shares)	41	40

Additional paid-in capital	1,184,124	1,188,524

Deferred compensation	(10,654)	(28,758)

Accumulated other comprehensive loss	549	(26)

Accumulated deficit	(828,970)	(755,205)

Total stockholders’ equity	345,090	404,575

Total liabilities and stockholders’ equity	$430,794	$504,880

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
Revenue:

Collaborative agreements	$15,052	$7,200	$27,648	$16,264

Government grants	573	689	1,478	1,138

Total revenue	15,625	7,889	29,126	17,402

Operating expenses:

Research and development	32,423	15,308	71,219	31,168

Sales, general and administrative	4,677	1,870	10,681	3,359

Unconsolidated joint business	298	—	1,217	—

Intangible amortization	14,388	729	28,825	1,555

Total operating expenses	51,786	17,907	111,942	36,082

Loss from operations	(36,161)	(10,018)	(82,816)	(18,680)

Interest income	2,491	1,499	5,569	1,978

Interest expense	(548)	(172)	(1,255)	(341)

Other income	2,425	31	4,737	88

Loss before cumulative effect of change in accounting principle	(31,793)	(8,660)	(73,765)	(16,955)

Cumulative effect of change in accounting principle	—	—	—	(6,338)

Net loss	(31,793)	(8,660)	(73,765)	(23,293)

Preferred stock dividend	(625)	(156)	(1,250)	(312)

Net loss applicable to common stockholders	$(32,418)	$(8,816)	$(75,015)	$(23,605)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.79)	$(0.43)	$(1.84)	$(0.88)

Cumulative effect of change in accounting principle per share	—	—	—	(0.32)

Basic and diluted net loss per common share	$(0.79)	$(0.43)	$(1.84)	$(1.20)

Shares used in computation of basic and diluted net loss per common share	40,875	20,680	40,740	19,721

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2001	2000

		(Restated)
Operating activities

Net loss	$(73,765)	$(23,293)

Adjustments to reconcile net loss to net cash used in operating activities:

Cumulative effect of accounting change	—	6,338

Amortization of deferred compensation	11,239	234

Depreciation and amortization	33,351	3,480

Equity instruments issued in exchange for technology and services	118	1,679

Gain on sale of investment	(4,513)	—

Changes in operating assets and liabilities:

Accounts receivable	989	(650)

Interest receivable	555	(563)

Prepaid expenses, deposits and other current assets	1,055	(745)

Accounts payable and accrued liabilities	(9,649)	(552)

Deferred revenue	6,352	6,583

Net cash used in operating activities	(34,268)	(7,489)

Investing activities

Purchases of securities available-for-sale	(175,523)	(49,934)

Proceeds from maturities of securities available-for-sale	168,119	12,614

Proceeds from sale of securities	47,591	6,791

Purchases of property and equipment	(4,356)	(1,319)

Proceeds from sale of investment in ImmGenics	5,974	1,755

Net cash paid in acquisitions	—	(200)

Contract obligation	(1,003)	—

Net cash provided by/(used in) investing activities	40,802	(30,293)

Financing activities

Proceeds from issuance of common stock	3,600	60,861

Principal payments made on long-term obligations	(11,183)	(1,006)

Payment of preferred stock dividend	(625)	(625)

Principal payments on capital leases	(746)	(519)

Net cash (used in)/provided by financing activities	(8,954)	58,711

Net (decrease)/ increase in cash and cash equivalents	(2,420)	20,929

Cash and cash equivalents at beginning of period	49,413	780

Cash and cash equivalents at end of period	$46,993	$21,709

Supplemental disclosures of cash flow information:

Interest paid	$1,180	$333

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with the SEC rules and regulations. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2000, included in our Form 10-K filed with the SEC.

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Realized gains and losses in value, judged to be either than temporary are included in interest income. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. The cost of securities sold is calculated using the specific identification method. Securities available-for-sale at June 30, 2001 includes $4.2 million that is restricted for use in connection with a financing agreement.

Certain Concentrations

     Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce the Anti-B1 monoclonal antibody, or Anti-B1 Antibody, in BEXXAR™. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, if we are unable to obtain sufficient quantities of the Anti-B1 Antibody from BI Pharma KG or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed or sufficient quantities of commercial inventory may not be available in future periods.

Revenue Recognition

     Revenue from collaborative research and development funding and technology access payments is recognized ratably over the term of the collaborative agreement. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 95% and 93% of our revenue from collaborative partners during the six-month periods ended June 30, 2001 and June 30, 2000, respectively.

     Effective January 1, 2000, we changed our method of accounting for non refundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. We have restated our results for the three-month and six-month periods ended June 30, 2000. For the three months ended June 30, 2001 and June 30, 2000, respectively, we recognized $606,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000. For the six months ended June 30, 2001 and June 30, 2000, we recognized $1.2 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000.

2. Comprehensive Loss

     For the three and six months ended June 30, 2001 and June 30, 2000, our comprehensive loss was as follows (in thousands):

	For the three months ended		For the six months ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

		(Restated)		(Restated)
Net loss	$(31,793)	$(8,660)	$(73,765)	$(23,293)

Other comprehensive income:

Unrealized holding gains (losses) during the period	(243)	89	575	191

Comprehensive loss	$(32,036)	$(8,571)	$(73,190)	$(23,102)

3. Unconsolidated Joint Business

     As a result of our acquisition of Coulter in December 2000, we acquired the 1998 collaborative agreement between Coulter and GlaxoSmithKline, or GSK, for the development and commercialization of BEXXAR™, which is in late-stage development for the treatment of non-Hodgkin’s lymphoma, or NHL. Under the terms of the agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval and the two companies will share profits and losses equally. Additionally, the agreement provides that we and GSK will share certain costs related to clinical and manufacturing development activities and additional payments upon the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement revenue is included in revenue from collaborative agreements. During the six months ended June 30, 2001, $6.0 million of milestone payments were earned.

     We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR™ related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential launch of BEXXAR. Our share of the pretax operating results is included in unconsolidated joint business.

     Reimbursements that we owe to GSK are classified as accounts payable. Amounts that GSK owes us were approximately $6.1 million and $7.5 million at June 30, 2001 and December 31, 2000, respectively. Amounts that we owe to GSK, were $1.4 million and $823,000 at June 30, 2001 and December 31, 2000, respectively.

4. Equity

     During April and June 2001, we cancelled approximately 1.9 million employee stock options with exercise prices ranging from $25.13 to $51.19. We expect to grant replacement options during October and December 2001 with exercise prices equal to the then current fair market value of the underlying stock.

5. New Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 141 Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We had previously expected to record amortization expense of $57.6 million during 2002 related to existing intangible assets. We will evaluate the implementation of the impairment rules, if any, on the earnings and financial position of the Company.

6. Commitments and Contingencies

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

     We have entered into agreements with BI Pharma KG to manufacture and supply Anti-B1 Antibody for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill/finish and packaging services. We have committed to purchase minimum quantities of the Anti-B1 Antibody from BI Pharma KG. The maximum penalty that we would pay if we did not place orders to purchase any antibody is approximately $5.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements, including statements regarding product development and discovery, regulatory approvals, operating results and capital requirements and other statements that are not historical facts. These forward-looking statements are based on the opinions and estimates of our management at the time the statements are made. They are subject to risks and uncertainties that could cause our actual results, performance or achievements, and those of our corporate partners, to be materially different from those expressed or implied by the forward-looking statements. A number of factors could cause or contribute to such differences, including the factors described in the section below entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” and those described from time to time in our public disclosure filings with the SEC, copies of which are available from our investor relations department. You should not unduly rely on these forward-looking statements, which apply only as of the date of this Form 10-Q. We assume no obligation to update any forward-looking statements as new information becomes available.

Overview

     Our objective is to be a leader in the development and commercialization of immunotherapeutic products used to prevent and treat autoimmune diseases, cancer and infectious diseases. Our strategy consists of integrating our core antigen discovery, monoclonal antibody, adjuvant, antigen delivery and tumor-activated, or TAP, pro-drug technologies into a strong product pipeline. To implement this strategy, we develop selected technologies and potential products ourselves and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the six months ended June 30, 2001 approximately 95% of our revenue resulted from collaborative agreements, and approximately 5% of our revenue resulted from funds awarded through government grants. As of June 30, 2001, we had total stockholders’ equity of $345.1 million.

     We have entered into, and intend to continue to enter into, collaborative agreements at various stages in the research and development process. We believe that this active corporate partnering strategy enables us to:

•	maintain our focus on our fundamental strengths in discovery and research of immunotherapeutic products;

•	focus on selected technologies and potential products that we elect to develop ourselves;

•	capitalize on our corporate partners’ strengths in product development, manufacturing and commercialization;

•	retain significant downstream participation in product sales; and

•	reduce our financing requirements.

     When entering into corporate partnering relationships, we seek to cover our research and development expenses through research funding, milestone payments, collaborative agreement credit lines, and technology and license fees. We also endeavor to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales.

     Our significant collaboration relationships include a corporate partnership with GlaxoSmithKline, GSK, with respect to breast, prostate, ovarian and colon cancers and tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae; corporate partnerships with Zambon Group spa, or Zambon, and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer; a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis, and a research and development agreement with Zenyaku Kogyo Co. Ltd. related to Corixa’s candidate psoriasis immunotherapeutic product, PVAC™ treatment, developed by Corixa and Genesis

Research and Development Corporation Limited, or Genesis; and a research agreement with the Infectious Disease Research Institute, or IDRI, to research and develop ex vivo therapies for the treatment of cancer.

     Through our acquisition of Ribi in October 1999, we acquired a license agreement under which we grant Wyeth-Lederle the right to use the MPL® adjuvant in several infectious disease targets.

     Also, through our acquisition of Ribi we acquired several license and supply agreements with GSK, under which we grant GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancer and allergy that GSK is developing. Under these agreements we grant GSK exclusive, co-exclusive and non-exclusive license rights depending on the disease field and territory.

     As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK’s wholly owned subsidiary, SmithKline Beecham Corporation, for developing and commercializing BEXXAR™. On March 16, 2001, following the U.S. Food and Drug Administration’s, or FDA’s 6 month review of the biologics license application, or BLA, for BEXXAR, we received a complete review letter from the FDA. Issuance of the complete review letter satisfied the FDA’s performance goal for priority review under the Prescription Drug User Fee Act. In the complete review letter, the FDA outlined additional clinical and manufacturing information that we must submit as a result of the review. In addition, the FDA requested updated and/or final safety and efficacy data from ongoing, recently completed and other additional trials to establish safety and effectiveness. We and GSK believe that safety and efficacy data from recently completed trials, beyond those contained in the BEXXAR BLA, may fulfill the FDA’s requests. On August 9, 2001, we and GSK announced the submission of documentation, data and analyses to the FDA in support of our response to the complete review letter. The submission contains a complete response to all questions raised regarding the Chemistry, Manufacturing and Controls section of the BLA, and to a majority of the questions regarding the clinical section of the BLA. The remainder of the response will be submitted following final compilation of an independent review of clinical response data from two recently completed BEXXAR trials, as well as technical database information which was discussed by agency reviewers during the week prior to the submission. We expect to submit the remainder of the response shortly. We and GSK expect the review period will commence upon FDA acceptance of all data submitted in response to the FDA’s complete review letter.

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

     As of June 30, 2001, our accumulated deficit was approximately $829.0 million, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We may be unable to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Six Months Ended June 30, 2001 and June 30, 2000

Total Revenue

     Our revenue increased to $15.6 million for the three months ended June 30, 2001 from $7.9 million for the same period in 2000. This increase was primarily attributable to revenue from collaborative agreements with GSK,

Zenyaku Kogyo, Medicis, Purdue Pharma and IDRI. Our revenue increased to $29.1 million for the six months ended June 30, 2001, from $17.4 million for the same period in 2000. This increase was primarily attributable to revenue from collaborative agreements with GSK, Medicis and Purdue Pharma.

     Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. For the three months ended June 30, 2001 and June 30, 2000, we recognized $606,000, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. For the six months ended June 30, 2001 and June 30, 2000, we recognized $1.2 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. We have restated our results for the three and six-month periods ended June 30, 2000.

Research and Development Expenses

     Our research and development expenses increased to $32.4 million for the three months ended June 30, 2001, from $15.3 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses, outside services, rent, lab supplies and outside manufacturing due in part to our acquisition of Coulter in December 2000, as well as increased clinical fees associated with BEXXAR™. For the quarter ended June 30, 2001, research and development expense includes $3.3 million of deferred compensation expense related to the value of unearned options assumed in the Coulter merger.

     Our research and development expenses increased to $71.2 million for the six months ended June 30, 2001 from $31.2 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses, outside manufacturing, outside services, rent, lab supplies and consulting due in part to our acquisition of Coulter in December 2000, as well as increased clinical fees associated with BEXXAR™. For the six months ended June 30, 2001, research and development expense includes $9.4 million of deferred compensation expense related to the value of unearned options assumed in the Coulter merger and a one-time charge of $2.1 million related to the modification of our operating plan in March 2001. We expect research and development expenses to increase in the future as the level of clinical and preclincal research activities continue to expand, and as a result of the Coulter acquisition.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses increased to $4.7 million for the three months ended June 30, 2001, from $1.9 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses attributable to our acquisition of Coulter in December 2000 and legal fees. For the quarter ended June 30, 2001, sales, general and administrative expense includes $372,000 of deferred compensation expense related to the value of unearned options assumed in the Coulter merger.

     Our sales, general and administrative expenses increased to $10.7 million for the six months ended June 30, 2001, from $3.4 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses attributable to our acquisition of Coulter in December 2000 and an increase in legal fees. For the six months ended June 30, 2001, sales, general and administrative expense includes $1.0 million of deferred compensation expense related to the value of unearned options assumed in the Coulter merger and a one-time charge of $300,000 related to the modification of our operating plan in March 2001. We expect sales, general and administrative expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities, and as a result of the Coulter acquisition.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 141 Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We had previously expected to record amortization expense of $57.6 million during 2002 related to existing intangible assets. We will evaluate the implementation of the impairment rules, if any on the earnings and financial position of the Company.

Amortization of Acquisition-Related Intangibles

     Our intangible amortization expense increased to $14.4 million for the three months ended June 30, 2001, from $729,000 for the same period in 2000. The intangible amortization for the three months ended June 30, 2001 consisted of $13.7 million associated with the Coulter acquisition and $738,000 associated with the Ribi acquisition.

     For the six months ended June 30, 2001, our intangible amortization increased to $28.8 million from $1.6 million for the same period in 2000. The intangible amortization for the six months ended June 30, 2001, consisted of $27.3 million associated with the Coulter acquisition and $1.5 million associated with the Ribi acquisition. If we do not receive FDA approval for BEXXAR, a significant portion of the value assigned to acquired in-process research and development will not be realized and the value assigned to the intangible assets related to this acquisition will be impaired.

Interest Income

     Our interest income increased to $2.5 million for the three months ended June 30, 2001, from $1.5 million for the same period in 2000. For the six months ended June 30, 2001, our interest income increased to $5.6 million from $2.0 million for the same period in 2000. Interest income is based on average investment balances.

Interest Expense

     Our interest expense increased to $548,000 for the three months ended June 30, 2001 from $172,000 for the same period in 2000. For the six months ended June 30, 2001 our interest expense increased to $1.3 million from $341,000 for the same period in 2000. The increases were primarily attributable to higher loan and capital lease financing balances.

Other Income

     Our other income increased to $2.4 million for the three months ended June 30, 2001 from $31,000 for the same period in 2000. For the six months ended June 30, 2001 our other income increased to $4.7 million from $88,000 for the same period in 2000. These increases were primarily attributable to a gain of $4.5 million on the sale of our investment in ImmGenics in the first six months of 2001.

Liquidity and Capital Resources

     As of June 30, 2001, we had approximately $155.0 million in cash, cash equivalents and investment securities. During the six months ended June 30, 2001, we paid $2.7 million to settle the Bitterroot environmental litigation remaining from the Ribi acquisition and $8.7 million to retire outstanding debt. Working capital decreased approximately $52.6 million to $94.2 million at June 30, 2001, from $146.8 million at December 31, 2000. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, in all cases with terms not exceeding four years.

     In February 2001, in conjunction with the Abgenix acquisition of ImmGenics, we exercised our option to sell 601,302 of newly issued shares to Abgenix for a total purchase price of approximately $2.9 million. The remaining 601,303 shares were sold to Abgenix in May 2001 for a total purchase price of approximately $3.0 million in accordance with the terms of the acquisition.

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

     The timing and completion of current and planned clinical trials of our products depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

•	the size of the patient population;

•	the proximity of patients to the clinical sites;

•	the number of clinical sites;

•	the eligibility criteria for the study; and

•	the existence of competing clinical trials.

     We cannot assure you that delays in patient enrollment in clinical trials will not occur. Any delays may result in increased costs, program delays or both, which may harm our business.

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Data from a Phase III clinical trial of MELACINE®, our melanoma vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received MELACINE vaccine versus observation only, found no statistically significant difference in disease-free survival of the eligible patient population. However, the results of the intent-to-treat analysis on the total population indicated that there was a statistically significant difference in disease-free survival. On June 20, 2001, we announced the completion of our year 2000 to May 2001 data sweep associated with the Phase III trial for Stage II melanoma. Re-analysis of overall disease free survival including the new data shows that although MELACINE continues to provide an improvement in overall disease free survival, the statistical significance of that conclusion has been lost with a convergence of the resultant disease free survival curves (p>0.05). Based on data analysis demonstrating statistically significant response to MELACINE in patients that express either Class I MHC HLA A2 or C3 genes, Corixa has begun a discussion with the FDA regarding the advisability of filing a BLA for accelerated approval of MELACINE in this class of patients. We cannot assure you that we will file such a BLA, or if filed, that MELACINE will be approved by the FDA for commercial sale.

     In addition, we recently completed a Phase II clinical trial for our PVAC™ treatment for the treatment of moderate to severe psoriasis. We are currently developing a new set of trials to further study the effectiveness of PVAC treatment for the treatment of psoriasis. We cannot assure you that PVAC treatment will prove to be an effective treatment for psoriasis, or even if efficacy is demonstrated in clinical trials, will be approved by the FDA for commercial sale.

     In addition, delays or rejections may be encountered based on changes in regulatory policy during the period of product development, extension of the period of review of any application for regulatory approval or other factors beyond our control. Delays in obtaining regulatory approvals:

•	would adversely affect the marketing of any products we or our corporate partners develop;

•	could impose significant additional costs on us or our corporate partners;

•	would diminish any competitive advantages that we or our corporate partners may attain; and

•	could adversely affect our ability to receive royalties and generate revenues and profits.

     On March 16, 2001, following the FDA’s 6 month review of the BLA for BEXXAR, we received a complete review letter from the FDA. In the complete review letter, the FDA outlined additional clinical and manufacturing information that we must submit as a result of the review. In addition, the FDA requested updated and/or final safety and efficacy data from ongoing, recently completed and other additional trials to establish safety and effectiveness. We and GSK believe that safety and efficacy data from recently completed trials, beyond those contained in the BEXXAR BLA, may fulfill the FDA’s requests. On August 9, 2001, we and GSK announced the submission of documentation, data and analyses to the FDA in support of our response to the complete review letter. The submission contains a response to all questions raised regarding the Chemistry, Manufacturing and Controls section of the BLA, and to a majority of the questions regarding the clinical section of the BLA. The remainder of the response will be submitted following final compilation of an independent review of clinical response data from two recently completed BEXXAR trials, as well as technical database information which was discussed by agency reviewers during the week prior to the submission. Although Corixa expects to submit the remainder of the response shortly, and we and GSK expect the review period to commence upon FDA acceptance of all data submitted in response to the FDA’s complete review letter, we cannot assure you that BEXXAR will be approved by the FDA for commercial sale.

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

     If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur,

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials, changes in labeling of our products or changes to or re-approvals of our manufacturing facilities may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

     Any of the above occurrences could harm our business.

Acceptance of BEXXAR™ in the marketplace is uncertain and failure to achieve market acceptance will harm our business.

     If our most advanced product candidate, BEXXAR, is approved, it would represent a significant departure from currently approved methods of treatment for NHL, and would require medical personnel to handle radioactive materials. Accordingly, BEXXAR may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of BEXXAR in treating NHL. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR. Nuclear Regulatory Commission regulations permit BEXXAR to be administered on an outpatient basis in most cases that we currently contemplate. However, market acceptance could be adversely affected because some hospitals may be required to administer the therapeutic dose of BEXXAR on an in-patient basis under applicable state, local or individual hospital regulations. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy and biologics. Market acceptance also could be affected by the availability of third-party reimbursement. Failure of BEXXAR to achieve market acceptance would harm our business.

We are at an early stage of development and have limited sources of revenue.

     We are at an early stage in the development of the majority of our therapeutic, prophylactic and diagnostic products. To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will continue to result from corporate partnerships until therapeutic product approval and commercialization. Since our inception, we have generated only minimal revenue from roduct sales. With the exception of MELACINE®, which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.

We may be unable to develop or market products successfully.

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

     On March 16, 2001, we received a complete review letter from the FDA following the agency’s 6 month review of the BEXXAR BLA. In the complete review letter, the FDA outlined additional clinical and manufacturing information that we must submit as a result of the review. The FDA requested updated and/or final safety and efficacy data from ongoing, recently completed and other additional trials to establish safety and effectiveness. We and GSK believe that safety and efficacy data from recently completed trials, beyond those contained in the BEXXAR BLA, may fulfill the FDA’s requests. On August 9, 2001, we and GSK announced the submission of documentation, data and analyses to the FDA in support of our response to the complete review letter. Although Corixa expects to submit the remainder of the response shortly and we and GSK expect the review period to commence upon FDA acceptance of all data submitted in response to the FDA’s complete review letter, we cannot assure you that BEXXAR will be approved by the FDA for commercial sale.

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

     Other than an immunotherapeutic product incorporating MPL® adjuvant that has been approved for sale on a named-patient basis in Germany, and MELACINE®, which includes the ENHANZYN™ adjuvant, and is approved for sale in Canada, neither we nor any of our corporate partners has commercialized any products that incorporate our proprietary adjuvants. In addition, neither we nor any other company has successfully commercialized any therapeutic vaccines for cancer or the infectious or autoimmune diseases that we target. We may be unable to develop effective vaccines for these diseases in a reasonable time frame, if ever, and the vaccines may not be capable of being commercialized.

     With the exception of MELACINE®, which is available for sale in Canada and which has completed Phase III clinical trials in Canada and the United States, our vaccines have not completed clinical trials. Our programs may not move beyond their current stages of development. Even if approved for marketing, our or our corporate partners’ products may not be as effective as competing products or alternative treatment methods and may never achieve market acceptance. Physicians, patients or the medical community generally may not accept or utilize any products that may be developed by us or our corporate partners.

We will need additional capital and our ability to secure additional funding is uncertain.

     We will continue to require substantial capital resources to conduct our operations. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors beyond our control.

     We intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings, which could result in significant dilution to our stockholders;

•	public or private debt financings; and

•	capital lease transactions.

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

     We have experienced rapid growth through acquisitions. We will need to continue to grow to successfully complete our research and development efforts and plans for commercializing our products. Managing this growth will entail numerous operational and financial risks and strains, including:

•	inability to attract enough qualified personnel to staff any new or expanded operations;

•	impairment of relationships with employees or corporate partners as we focus on different or additional projects;

•	risks of entering new markets in which we have little or no prior experience;

•	inability of management to maintain uniform standards, controls, procedures and policies;

•	disruption of our ongoing business; and

•	diversion of our resources.

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

     We have recently completed several acquisitions of complementary technologies, product candidates and businesses, including our acquisition of Coulter, our largest acquisition to date. In the future, we may acquire additional complementary companies, products or technologies. Managing these acquisitions has entailed and may in the future entail, both in connection with the Coulter acquisition and other potential acquisitions, numerous operational and financial risks and strains, including:

•	exposure to unknown liabilities of acquired companies;

•	higher than expected acquisition and integration costs, which may adversely effect our quarterly and annual operating results;

•	difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

•	disruption of our business and diversion of our management’s time and attention to integrating or completing the development or commercialization of any acquired technologies;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	inability to retain key employees of any acquired businesses; and

•	increased amortization expenses if an acquisition results in significant goodwill or other intangible assets.

     If we do not successfully integrate Coulter and any future acquisition, our business will suffer.

We expect to incur future operating losses.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of June 30, 2001, our accumulated deficit was approximately $829.0 million, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income.

     We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our:

•	entering into agreements with corporate partners for product discovery, research, development and commercialization;

•	obtaining regulatory approvals for our products, such as BEXXAR™; and

•	successfully manufacturing and marketing commercial products.

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

     The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 95% and 93% of our revenue for the six months ended June 30, 2001 and June 30, 2000, respectively, from research and development and other funding under our existing corporate partnerships.

     We have established relationships with various corporate partners, including Medicis, GSK and several of its affiliates, the pharmaceutical division of Japan Tobacco, Zambon, Zenyaku Kogyo, Schering Corporation, and Schering-Plough Ltd. and Organon, among others. The process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty.

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

     Because we generally enter into research and development collaborations with corporate partners at an early stage of product development, our success largely depends on the performance of our corporate partners. We do not directly control the amount or timing of resources devoted by our corporate partners to collaborative activities. As a result, our corporate partners may not commit sufficient resources to our research and development programs or the commercialization of our products. If any corporate partner fails to conduct its activities in a timely manner, or at all, our preclinical or clinical development related to the corporate partnership could be delayed or terminated. Also, our current corporate partners or future corporate partners, if any, may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, our corporate partners may terminate any of our current partnerships, and we may be unable to negotiate additional corporate partnerships in the future on acceptable terms, if at all.

     Management of our relationships with our corporate partners will require:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

Our inability to license technology from third parties or our inability to maintain exclusive licenses may impair our ability to develop and commercialize our products.

     Our success also depends on our ability to enter into licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to developing and commercializing our or our partners’ products. We have various license agreements that provide us rights to use technologies owned or licensed by third parties. These license agreements generally allow us and our corporate partners to use the licensed technology in research, development and commercialization activities. Additionally, many of our in-licensing agreements contain milestone-based termination provisions, in which case our failure or the failure of any of our corporate partners to meet any agreed milestones may allow the licensor to terminate an agreement.

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

     Our success depends in part on our ability to:

•	obtain commercially valuable patents;

•	protect trade secrets;

•	operate without infringing the proprietary rights of others; and

•	prevent others from infringing our proprietary rights.

     We will only be able to protect our proprietary rights from unauthorized use to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of June 30, 2001, we owned, licensed or had option to license 151 issued U.S. patents that expire at various times between May 2002 and September 2018, as well as 377 pending U.S. patent applications.

     Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents that issue may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our corporate partners may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our corporate partners;

•	patents issued to other companies may harm our ability to do business;

•	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators;

•	other companies may independently develop similar or alternative technologies or duplicate our technologies; and

•	other companies may design around technologies we have licensed or developed.

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

     Our registered trademarks, MPL® and MELACINE®, are currently the subjects of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. It is uncertain whether we will ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL and MELACINE in Europe, in which case our business may suffer.

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

     The defense and prosecution of intellectual property rights, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•	assert claims of infringement;

•	enforce our issued and licensed patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

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

     The loss of the services of any of the principal members of our management and scientific staff could significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain these individuals currently or in the future on acceptable terms, if at all, and the failure to do so would harm our business. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants.

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

     The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent autoimmune diseases, cancer and infectious diseases, including:

•	pharmaceutical companies;

•	biotechnology companies;

•	academic institutions; and

•	research organizations.

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

•	product efficacy and safety;

•	timing and scope of regulatory approvals;

•	availability of resources;

•	reimbursement coverage;

•	product price; and

•	patent position, including potentially dominant patent positions.

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

     Our current manufacturing facilities may not be sufficient to support our or our corporate partners’ needs for clinical quantities of our products or commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product, or in producing clinical-grade or commercial amounts of our proprietary antigen-based products, including recombinant proteins or antibodies. Although we currently manufacture limited quantities of some antigens and several adjuvants, and are capable of clinical GMP manufacturing of both adjuvants and some finished vaccine products, we intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. These contract manufacturers and we may be unable to manufacture our proprietary antigen vaccines at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our products will not be granted.

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

     We rely upon Nordion for radiolabeling the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. We have entered into an agreement with Nordion for supply of the radiolabeled Anti-B1 Antibody for both clinical trials and commercial sale. Given the eight-day half-life of the (131)I radioisotope, Nordion currently is producing radiolabeled Anti-B1 Antibody in a clinical-scale facility sufficient to support on-going clinical trials. Nordion has agreed to transition the production of radiolabeled Anti-B1 Antibody to a commercial-scale facility prior to potential FDA approval in support of potential product launch. However, we cannot assure you that Nordion will be able to successfully transition to the commercial-scale facility and, if BEXXAR™ is approved and is successful in the market, we cannot assure you that Nordion’s capacity to radiolabel antibodies will be sufficient to meet all of our commercial requirements.

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

     As a result of the Coulter acquisition, we have a sales and marketing force focused on BEXXAR™ sales and marketing in the United States. We cannot assure you that we will be able to manage effectively these sales and marketing operations. We intend to rely on our corporate partners to market our products outside the United States and, in the case of autoimmune and infectious disease products, worldwide. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities.

     We have hired direct sales and marketing personnel in preparation for the launch BEXXAR; however, the ability to market BEXXAR, if approved, will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force as well as GSK’s performance under the collaboration agreement. Developing an effective sales force will require significant financial resources and time. We cannot assure you that we will be able to establish an effective sales force in a timely or cost-effective manner, if at all, or that our sales force will be capable of generating demand for BEXXAR or other product candidates.

Our stock price could be very volatile and your shares may suffer a decline in value.

     The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock may be subject to substantial volatility depending on numerous factors, many of which are beyond our control, including:

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors;

•	progress of our regulatory approvals;

•	announcements regarding the acquisition of technologies or companies by us or our competitors;

•	changes in our existing corporate partnerships or licensing arrangements;

•	establishment of additional corporate partnerships or licensing arrangements by us or our competitors;

•	technological innovations or new commercial products developed by us or our competitors;

•	changes in our intellectual property portfolio;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed securities analysts’ reports and recommendations regarding us or our competitors;

•	changes in government regulations;

•	economic and other external factors;

•	additions or departures of any of our key personnel;

•	operating losses by us; and

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

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

     The manufacture and administration of BEXXAR™ requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR. For our ongoing clinical trials and for commercial-scale production, we rely on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with this manufacturer, and, therefore, there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercially could be interrupted, which could harm our business.

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

     In both domestic and foreign markets, sales of our or our corporate partners’ products will depend in part on the availability of reimbursement from third-party payors such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other healthcare-related organizations.

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our corporate partners’ or our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we or any of our corporate partners may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR™, which could potentially be the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. Further, if BEXXAR is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. We or our corporate partners’ products, if any, may not be considered cost effective or adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on our investment.

Our stockholders face immediate and potential dilution.

     You will suffer immediate and substantial dilution of your investment if:

•	we issue additional shares of our common stock under the terms of the September 1998 multi-field collaboration and license agreement with GSK; or

•	we issue additional shares of our common stock in connection with entering into new corporate partnerships or acquiring additional technologies or companies: or

•	we issue additional shares of our common stock as reimbursement of royalties prepaid by Beckman Coulter, Inc. to Dana-Farber Cancer Institute, Inc. that Beckman Coulter, Inc. can elect to receive as stock.

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

PART II. OTHER INFORMATION

Item 2. Legal Proceedings

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will no have a material adverse effect on our financial position and results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our annual meeting of stockholders held on May 31, 2001, stockholders representing a total of 33,690,472 shares of common stock entitled to vote at the meeting, constituting a quorum, (i) voted against amending and restating Corixa’s certificate of incorporation to create a classified board of directors, and (ii) voted to:

•	elect eight directors to our board of directors;

•	amend and restate the 1997 Employee Stock Purchase Plan and redesignate it the 2001 Employee Stock Purchase Plan;

•	amend and restate the 1994 Stock Option Plan and redesignate it the 2001 Stock Incentive Plan;

•	ratify the appointment of Ernst & Young as our independent public auditors for the fiscal year 2001.

     In the election of directors, each director received the approval of more than 85% of the shares voted at the meeting. In the vote to amend and restate Corixa’s certificate of incorporation creating a classified board of directors, 12,519,167 shares were voted in favor, 8,345,222 shares were voted against and 61,478 shares abstained. In the vote to amend and restate the 1997 Employee Stock Purchase Plan and redesignate it the 2001 Employee Stock Purchase Plan, 13,861,521 shares were voted in favor, 6,948,111 shares were voted against and 96,279 shares abstained. In the vote to amended and restated the 1994 Stock Option Plan and redesignate it the 2001 Stock Incentive Plan, 12,003,539 shares were voted in favor, 8,823,112 shares were voted against and 99,260 shares abstained. In the vote to ratify Ernst & Young as our independent public auditor, 33,593,186 shares were voted in favor, 61,154 shares were voted against and 36,131 shares were abstained.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits.

(b)	We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

August 10, 2001 DATE	By:	/s/ MICHELLE BURRIS
Michelle Burris Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description	Page

3.1	Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Designation	(D)

3.3	Certificate of Designation	(C)

3.4	Bylaws of Corixa Corporation	(B)

4.1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)

10.1	2001 Employee Stock Purchase Plan	Attached

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the SEC on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the SEC on March 30, 2001.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on January 4, 2001.

(D)	Incorporated herein by reference to the Company’s Form 8-K (File No. 0-22891), filed with the SEC on April 23, 1999.