Form 10-Q
period 2001-09-30
CORIXA CORP
filed 2001-11-13
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______________to_______________

Commission file number 0-22891

CORIXA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1654387 (I.R.S. Employer Identification Number)

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

Yes [X]    No [   ]

As of September 30, 2001, there were approximately 41,089,169 shares of the Registrant’s common stock outstanding.

Corixa Corporation
INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000	1
Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2001 and September 30, 2000 and the nine months ended September 30, 2001 and September 30, 2000	2
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2001 and September 30, 2000	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative & Qualitative Disclosure about Market Risk	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 6. Exhibits and Reports on Form 8-K	25
SIGNATURES	26
EXHIBIT INDEX	27

Part I. Financial Information

Item 1. Consolidated Financial Statements

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,800	$49,413
Securities available-for-sale	58,870	127,163
Accounts receivable, net	11,502	14,382
Interest receivable	1,132	2,055
Prepaid expenses and other current assets	6,153	6,848
Deposits	1,815	1,759

Total current assets	129,272	201,620
Property and equipment, net	40,782	39,276
Securities available-for-sale, noncurrent	28,523	20,502
Investments	1,045	2,461
Acquisition-related intangible assets, net	191,367	234,076
Deferred charges and deposits	5,731	6,945

Total assets	$396,720	$504,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$19,293	$27,863
Dividend payable	1,719	469
Current portion of deferred revenue	22,809	20,117
Current portion of long-term obligations	4,485	6,327

Total current liabilities	48,306	54,776
Deferred revenue, less current portion	7,504	10,107
Long-term obligations, less current portion	30,282	33,422
Commitments and contingencies
Redeemable common stock	2,000	2,000
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares;
Designated Series A — 12,500 shares; issued and outstanding — 12,500 in 2001 and 2000	—	—
Designated Series B - 37,500 shares; issued and outstanding — 37,500 in 2001 and 2000	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares;
Issued and outstanding - 41,089,169 shares at September 30, 2001 and 40,458,100 at December 31, 2000 (including 141,576 redeemable common shares)	41	40
Additional paid-in capital	1,183,861	1,188,524
Deferred compensation	(7,883)	(28,758)
Accumulated other comprehensive income (loss)	1,606	(26)
Accumulated deficit	(868,997)	(755,205)

Total stockholders’ equity	308,628	404,575

Total liabilities and stockholders’ equity	$396,720	$504,880

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
Revenue:
Collaborative agreements	$13,330	$7,460	$40,978	$23,724
Government grants	718	537	2,196	1,675

Total revenue	14,048	7,997	43,174	25,399

Operating expenses:
Research and development	37,248	14,038	108,467	45,206
Sales, general and administrative	3,706	1,140	14,387	4,499
Unconsolidated joint business	701	—	1,918	—
Intangible amortization	14,402	777	43,227	2,332

Total operating expenses	56,057	15,955	167,999	52,037

Loss from operations	(42,009)	(7,958)	(124,825)	(26,638)
Interest income	2,347	1,522	7,916	3,500
Interest expense	(593)	(175)	(1,848)	(516)
Other income	228	57	4,965	145

Loss before cumulative effect of change in accounting principle	(40,027)	(6,554)	(113,792)	(23,509)
Cumulative effect of change in accounting principle	—	—	—	(6,338)

Net loss	(40,027)	(6,554)	(113,792)	(29,847)
Preferred stock dividend	(625)	(156)	(1,875)	(468)

Net loss applicable to common stockholders	$(40,652)	$(6,710)	$(115,667)	$(30,315)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.99)	$(0.32)	$(2.83)	$(1.19)
Cumulative effect of change in accounting principle per share	—	—	—	(0.32)

Basic and diluted net loss per common share	$(0.99)	$(0.32)	$(2.83)	$(1.51)

Shares used in computation of basic and diluted net loss per common share	41,043	21,026	40,844	20,159

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2001	2000

		(Restated)
Operating activities
Net loss	$(113,792)	$(29,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred compensation	13,758	296
Depreciation and amortization	49,716	4,964
Equity instruments issued in exchange for technology and services	169	1,739
Gain on sale of investment	(4,513)	—
Cumulative effect of accounting change	—	6,338
Changes in operating assets and liabilities:
Accounts receivable	2,880	(1,517)
Interest receivable	923	(566)
Prepaid expenses, deposits and other current assets	1,853	(4,386)
Accounts payable and accrued liabilities	(8,570)	8,692
Deferred revenue	89	15,134

Net cash (used in) provided by operating activities	(57,487)	847

Investing activities
Purchases of securities available-for-sale	(214,605)	(74,251)
Proceeds from maturities of securities available-for-sale	202,683	23,054
Proceeds from sale of securities	73,826	9,960
Purchases of property and equipment	(7,511)	(2,280)
Proceeds from sale of investment in ImmGenics	5,929	1,755
Contract obligation	(1,003)	—

Net cash provided by (used in) investing activities	59,319	(41,762)

Financing activities
Proceeds from issuance of common stock	4,160	61,294
Principal payments made on long-term obligations	(11,556)	(1,738)
Proceeds from short-term obligations	1,406	1,000
Proceeds from long term obligations	6,094	3,000
Payment of preferred stock dividend	(625)	(625)
Principal payments on capital leases	(924)	(726)

Net cash (used in) provided by financing activities	(1,445)	62,205

Net increase in cash and cash equivalents	387	21,290
Cash and cash equivalents at beginning of period	49,413	780

Cash and cash equivalents at end of period	$49,800	$22,070

Supplemental disclosures of cash flow information:
Interest paid	$1,622	$494

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

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and Federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. The cost of securities sold is calculated using the specific identification method. Securities available-for-sale at September 30, 2001, included $10.7 million that is restricted for use in connection with certain financing agreements.

Certain Concentrations

     Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce the Anti-B1 monoclonal antibody, or Anti-B1 Antibody, in BEXXAR®. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, if we are unable to obtain sufficient quantities of the Anti-B1 Antibody from BI Pharma KG or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed or sufficient quantities of commercial inventory may not be available in future periods.

Revenue Recognition

     Revenue from collaborative research and development funding and technology access payments is recognized ratably over the term of the collaborative agreement. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 95% and 93% of our revenue from collaborative partners during the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

     Effective January 1, 2000, we changed our method of accounting for non refundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. We have restated our results for the three-month and nine-month periods ended September 30, 2000. For the three months ended September 30, 2001 and September 30, 2000, we recognized $606,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000. For the nine months ended September 30, 2001 and September 30, 2000 we recognized $1.8 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000.

2. Comprehensive Loss

     For the three and nine months ended September 30, 2001 and September 30, 2000, our comprehensive loss was as follows (in thousands):

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

		(Restated)		(Restated)
Net Loss	$(40,027)	$(6,554)	$(113,792)	$(29,847)
Other comprehensive income:
Unrealized holding gains during the period	1,057	387	1,632	578

Total comprehensive loss	$(38,970)	$(6,167)	$(112,160)	$(29,269)

3. GSK Bexxar® Relationship

     As a result of our acquisition of Coulter in December 2000, we acquired the 1998 collaborative agreement between Coulter and GlaxoSmithKline, or GSK, for the development and commercialization of BEXXAR, which is in late-stage development for the treatment of non-Hodgkin’s lymphoma, or NHL. Under the terms of the agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval and the two companies will share profits and losses equally. Additionally, the agreement provides that we and GSK will share certain costs related to clinical and manufacturing development activities and additional payments upon the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement and milestone revenue is included in revenue from collaborative agreements.

     We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential launch of BEXXAR. Our share of the pretax operating results is included in unconsolidated joint business.

     Amounts that GSK owes us are included in accounts receivable and were approximately $8.2 million and $7.5 million at September 30, 2001 and December 31, 2000, respectively. Amounts that we owe to GSK are included in accounts payable and were $1.9 million and $823,000 at September 30, 2001 and December 31, 2000, respectively.

4. Equity

     During April and June 2001, we cancelled approximately 1.9 million employee stock options with exercise prices ranging from $25.13 to $51.19. We granted replacement options during October and expect to grant additional replacement options in December 2001 with exercise prices equal to the then current fair market value of the underlying stock.

5. New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Asses and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. We will evaluate the implementation of the impairment rules, if any on the earnings and financial position of the Company.

     In June 2001, FASB, issued Statements of Financial Accounting Standards No. 141 Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

     We and GSK announced that on September 12, 2001 we filed a complaint against IDEC Pharmaceuticals Corporation (IDEC) for a declaratory judgment of patent infringement by IDEC. In addition, we have learned of a complaint filed by IDEC against us for declaratory judgment of patent non-infringement and invalidity of certain patents related to radioimmunotherapy. We believe the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations or cash flows.

     We have entered into agreements with BI Pharma KG to manufacture and supply Anti-B1 Antibody for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill/finish and packaging services. We have committed to purchase minimum quantities of the Anti-B1 Antibody from BI Pharma KG. The maximum penalty that we would pay if we did not place orders to purchase any antibody is approximately $4.8 million.

7. Subsequent Event

     On October 29, 2001 we announced that we had entered into an agreement with Amersham Health (formerly Nycomed Amersham Imaging) whereby Amersham will market BEXXAR® in Europe. Under the terms of the agreement Amersham will purchase shares of Corixa’s common stock, pay certain milestones upon regulatory approvals and achievement of certain sales and pay Corixa undisclosed royalties on all future product sales in Europe.

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

Overview

     Our objective is to be a leader in the development and commercialization of immunotherapeutic products used to prevent and treat autoimmune diseases, cancer and infectious diseases. Our strategy consists of integrating our core antigen discovery, monoclonal antibody, adjuvant, antigen delivery and tumor-activated, or TAP, pro-drug technologies into a strong product pipeline. To implement this strategy, we develop selected technologies and potential products ourselves and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the nine months ended September 30, 2001 approximately 95% of our revenue resulted from collaborative agreements, and approximately 5% of our revenue resulted from funds awarded through government grants. As of September 30, 2001, we had total stockholders’ equity of $308.6 million.

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

     Our significant collaborative relationships include a corporate partnership with GlaxoSmithKline, or GSK, with respect to Bexxar®, a corporate partnership with GSK with respect to breast, prostate, ovarian and colon cancers and tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae; corporate partnerships with Zambon Group spa, or Zambon, and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at the prevention and/or treatment of lung cancer; a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis, and a research and development agreement with Zenyaku Kogyo Co. Ltd. related to Corixa’s candidate psoriasis immunotherapeutic product,

PVAC™ treatment, developed by Corixa and Genesis Research and Development Corporation Limited, or Genesis; and a research agreement with the Infectious Disease Research Institute, or IDRI, to research and develop ex vivo therapies for the treatment of cancer. Also through our acquisition of Ribi ImmunoChem Research, Inc., or Ribi, we acquired a license agreement under which we grant Wyeth-Lederle the right to use the MPL® adjuvant in several infectious disease targets. Effective September 28, 2001, we amended and restated our agreement with Wyeth-Lederle to grant Wyeth Lederle the right to include our Ribi-529 adjuvant in vaccines to prevent or treat a variety of diseases, including certain infectious diseases and one autoimmune disease. In addition, under the restated agreement, we continue to grant Wyeth Lederle the right to include our MPL adjuvant in vaccines in several of these disease areas.

     In addition, through our acquisition of Ribi in October 1999 we acquired several license and supply agreements with GSK, under which we grant GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancer and allergy that GSK is developing. Under these agreements we grant GSK exclusive, co-exclusive and non-exclusive license rights depending on the disease field and territory.

     As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK’s wholly owned subsidiary, SmithKline Beecham Corporation, for developing and commercializing BEXXAR®. On March 16, 2001, following the U.S. Food and Drug Administration’s, or FDA’s 6 month review of the biologics license application, or BLA, for BEXXAR, we received a complete review letter from the FDA. On August 9, 2001, we and GSK announced the submission of documentation, data and analysis to the FDA in support of our response to the complete review letter. The submission contains a complete response to all questions raised regarding the Chemistry, Manufacturing and Controls section of the BLA, and to a majority of the questions regarding the clinical section of the BLA. We submitted the remainder of the response on September 7, 2001 following final compilation of an independent review of clinical response data from two recently complete BEXXAR trials, as well as technical database information which was discussed by agency reviewers during the week prior to the submission. On October 29, 2001, we received formal acceptance of our response. The FDA will now have up to six months from September 10, 2001, to provide regulatory decision on BEXXAR.

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

     As of September 30, 2001, our accumulated deficit was approximately $869.0 million, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into collaborative agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We may be unable to achieve consistent profitability. In addition, payments under collaborative agreements and licensing arrangements will be subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Nine Months Ended September 30, 2001 and September 30, 2000

Total Revenue

     Our revenue increased to $14.0 million for the three months ended September 30, 2001, from $8.0 million for the same period in 2000. Our revenue increased to $43.2 million for the nine months ended September 30, 2001, from $25.4 million for the same period in 2000. These increases were primarily attributable to revenue from collaborative agreements with GSK, Medicis, Purdue Pharma and Zenyaku Kogyo.

     Effective January 1, 2000, we changed our method of accounting for non refundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe this change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The $6.3 million cumulative effect of this change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. For each of the three months ended September 30, 2001 and September 30, 2000, we recognized $606,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. For each of the nine months ended September 30, 2001 and September 30, 2000, we recognized $1.8 million in revenue that was included in the cumulative effect adjustment as of January 1, 2000. We have restated our results for the three and nine-month periods ended September 30, 2000.

Research and Development Expenses

     Our research and development expenses increased to $37.2 million for the three months ended September 30, 2001, from $14.0 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses, legal fees, rent, consulting, license fees, outside services and outside manufacturing due in part to our acquisition of Coulter in December 2000, as well as increased clinical and drug fees associated with BEXXAR®. For the quarter ended September 30, 2001 research and development expense included $2.3 million of deferred compensation expense related to options assumed in the Coulter merger.

     Our research and development expenses increased to $108.5 million for the nine months ended September 30, 2001, from $45.2 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses, outside manufacturing, rent, outside services, consulting, license fees, legal fees, travel and lab supplies and due in part to our acquisition of Coulter in December 2000, as well as increased clinical and drug fees associated with BEXXAR. For the nine months ended September 30, 2001 research and development expense included $11.7 million of deferred compensation expense related to the value of unearned options assumed in the Coulter merger and a one-time charge of $2.1 million related to the modification of our operating plan in March 2001. We expect research and development expenses to increase or remain stable in the future as we continue to pursue our clinical and preclinical activities.

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses increased to $3.7 million for the three months ended September 30, 2001, from $1.1 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses attributable to our acquisition of Coulter in December 2000, specifically as it relates to the acquired sales and marketing functions and legal fees. For the quarter ended September 30, 2001 sales, general and administrative expense included $254,000 of deferred compensation expense related to options assumed in the Coulter merger.

     Our sales, general and administrative expenses increased to $14.4 million for the nine months ended September 30, 2001, from $4.5 million for the same period in 2000. The increase was primarily the result of increased payroll and personnel expenses attributable to our acquisition of Coulter in December 2000, specifically as it relates to the sales and marketing functions and an increase in legal fees. For the nine months ended September 30, 2001 sales, general and administrative expense includes $1.3 million of deferred compensation expense related to the value of unearned options assumed in the Coulter merger and a one-time charge of $300,000 related to the modification of our operating plan in March 2001. We expect sales, general and administrative expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities.

Amortization of Acquisition-Related Intangibles

     Our intangible amortization expense increased to $14.4 million for the quarter ended September 30, 2001, from $777,000 for the same period in 2000. The intangible amortization for the quarter ended September 30, 2001 consisted of $13.7 million associated with the Coulter acquisition and $738,000 associated with the Ribi acquisition.

     For the nine months ended September 30, 2001, our intangible amortization increased to $43.2 million from $2.3 million for the same period in 2000. The intangible amortization for the nine months ended September 30, 2001 consisted of $41.0 million associated with the Coulter acquisition and $2.2 million associated with the Ribi acquisition. If we do not receive FDA approval for BEXXAR®, or if approval is significantly delayed, the value of certain assets may be impaired.

Interest Income

     Our interest income increased to $2.3 million for the three months ended September 30, 2001, from $1.5 million for the same period in 2000. For the nine months ended September 30, 2001, our interest income increased to $7.9 million from $3.5 million for the same period in 2000. Interest income is based on average investment balances.

Interest Expense

     Our interest expense increased to $593,000 for the three months ended September 30, 2001, from $175,000 for the same period in 2000. For the nine months ended September 30, 2001, our interest expense increased to $1.8 million from $516,000 for the same period in 2000. The increases were primarily attributable to higher loan and capital lease financing balances.

Other Income

     Our other income increased to $228,000 for the three months ended September 30, 2001, from $57,000 for the same period in 2000. The increase was primarily due to higher sublet rent than in the previous period. For the nine months ended September 30, 2001, our other income increased to $5.0 million from $145,000 for the same period in 2000. The increase was primarily attributable to a gain of $4.5 million on the sale of our investment in ImmGenics in the first nine months of 2001.

Liquidity and Capital Resources

     As of September 30, 2001, we had approximately $137.2 million in cash, cash equivalents and investment securities. During the nine months ended September 30, 2001, we paid $2.7 million to settle the Bitterroot environmental litigation remaining from the Ribi acquisition and $8.7 million to retire outstanding debt. We replaced the retired debt in the third quarter of 2001 with a $7.5 million line of credit. Working capital decreased approximately $65.8 million to $81.0 million at September 30, 2001, from $146.8 million at December 31, 2000. We invest primarily in (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, in all cases with terms not exceeding four years.

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

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Asses and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. We will evaluate the effect of implementing the new impairment rules, if any on the earnings and financial position of the Company.

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

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We had previously expected to record amortization expense of $57.6 million during 2002 related to existing intangible assets. We will evaluate the implementation of the new impairment rules, if any on the earnings and financial position of the Company.

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

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Data from a Phase III clinical trial of MELACINE®, our melanoma vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received MELACINE vaccine versus observation only, found no statistically significant difference in disease-free survival of the eligible patient population. However, the results of the intent-to-treat analysis on the total population indicated that there was a statistically significant difference in disease-free survival. On September 30, 2001, we announced the completion of our year 2000 to May 2001 data sweep associated with the Phase III trial for Stage II melanoma. Re-analysis of overall disease free survival, including the new data, demonstrates that although MELACINE continues to provide patients an improvement in overall disease free survival, the statistical significance of that conclusion has been diminished as a result of a convergence of the resultant disease free survival curves (p>0.05). Recent discussions with the FDA regarding the outcome of this study indicate that approval of MELACINE in the United States will require a confirmatory clinical trial in class I MHC HLA A2 and C3 positive patients. We cannot assure you that we or our corporate partner will perform such a trial, or if performed , that MELACINE will be approved by the FDA for commercial sale.

     In addition, on February 14, 2001, we announced that we had completed a Phase II clinical trial for our PVAC™ treatment for the treatment of moderate to severe psoriasis. We are currently developing a new set of trials to further study the effectiveness of PVAC treatment for the treatment of psoriasis. We cannot assure you that PVAC treatment will prove to be an effective treatment for psoriasis, or even if efficacy is demonstrated in clinical trials, will be approved by the FDA for commercial sale.

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

     On March 16, 2001, following the FDA’s 6 month review of the BLA for BEXXAR®, we received a complete review letter from the FDA. On August 9, 2001, we and GSK announced the submission of documentation, data and analysis to the FDA in support of our response to the complete review letter. The submission contained a complete response to all questions raised regarding the Chemistry, Manufacturing and Controls section of the BLA, and to a majority of the questions regarding the clinical section of the BLA. We submitted the remainder of the response on September 7, 2001, following final compilation of an independent review of clinical response data from two recently completed BEXXAR trials, as well as technical database information which was discussed by agency reviewers during the week prior to the August 9 submission. On October 29, 2001, we received formal acceptance of our response. The FDA will now have up to six months from September 10, 2001, to provide regulatory decision on BEXXAR, however, we cannot assure you that BEXXAR will be approved by the FDA for commercial sale.

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

Acceptance of BEXXAR® in the marketplace is uncertain and failure to achieve market acceptance will harm our business.

     If our most advanced product candidate, BEXXAR, is approved, it would represent a significant departure from currently approved methods of treatment for NHL, and would require medical personnel to handle radioactive materials. Accordingly, BEXXAR may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of BEXXAR in treating NHL. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR® and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR. Nuclear Regulatory Commission regulations permit BEXXAR to be administered on an outpatient basis in most cases that we currently contemplate. However, market acceptance could be adversely affected because some hospitals may be required to administer the therapeutic dose of BEXXAR on an in-patient basis under applicable state, local or individual hospital regulations. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy and biologics. Market acceptance also could be affected by the availability of third-party reimbursement. Failure of BEXXAR to achieve market acceptance would harm our business.

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

     On March 16, 2001, we received a complete review letter from the FDA following the agency’s 6-month review of the BEXXAR BLA. On August 9, 2001, we and GSK announced the submission of documentation, data and analysis to the FDA in support of our response to the complete review letter. We submitted the remainder of the response on September 7, 2001. On October 29, 2001, we received formal acceptance of our response. The FDA will now have up to six months from September 10, 2001, to provide regulatory decision on BEXXAR, however, we cannot assure you that BEXXAR will be approved by the FDA for commercial sale.

     Our technological approach to the development of immunotherapeutic products based on targeted antigens for autoimmune diseases, cancer and infectious diseases is unproved in humans. With the exception of our MELACINE vaccine, products based on our technologies are currently in the research, or preclinical or clinical investigation stages. Currently, only a small number of our immunotherapeutic products have advanced to clinical trials. Only one of our corporate partners is conducting clinical trials that incorporate our proprietary microsphere delivery system.

     Other than an immunotherapeutic product incorporating MPL® adjuvant that has been approved for sale on a named-patient basis in Germany, and MELACINE®, which includes the ENHANZYN™ adjuvant, and is approved for sale in Canada, neither we nor any of our corporate partners has commercialized any therapeutic vaccines for cancer or the infectious or autoimmune diseases that we target. We may be unable to develop effective vaccines for these diseases in a reasonable time frame, if ever, and the vaccines may not be capable of being commercialized.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of September 30, 2001, our accumulated deficit was approximately $869.0 million, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen and GenQuest. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. Substantially all of our revenue and other income to date have resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income.

     We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our:

•	entering into agreements with corporate partners for product discovery, research, development and commercialization;

•	obtaining regulatory approvals for our products, such as BEXXAR®; and

•	successfully manufacturing and marketing commercial products.

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

     The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 95% and 93% of our revenue for the nine months ended September 30, 2001 and September 30, 2000 from research and development and other funding under our existing corporate partnerships.

     We have established relationships with various corporate partners, including Medicis, GSK and several of its affiliates, the pharmaceutical division of Japan Tobacco, Zambon, Zenyaku Kogyo, Schering Corporation, and Schering-Plough and Organon, among others. The process of establishing corporate partnerships is difficult, time-consuming and involves significant uncertainty.

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

     We may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. In addition, our current license agreements may be terminated, and we may be unable to maintain the exclusivity of our exclusive licenses. Commercialization of monoclonal antibody-based or other antigen-based products may require licensing or cross-licensing of one or more patents with other organizations in the field. If we cannot obtain or maintain licenses to technologies advantageous or necessary to develop and commercialize our products, our corporate partners and we may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be prevented from commercializing our products and our business may suffer. If we are unable to maintain the exclusivity of our exclusive licenses, our competitive position may be harmed and our business may suffer.

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

     We will only be able to protect our proprietary rights from unauthorized use to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of September 30, 2001, we owned, licensed or had option to license 177 issued U.S. patents that expire at various times between May 2002 and September 2018, as well as 380 pending U.S. patent applications.

     On September 10, 2001, IDEC Pharmaceuticals, Inc. filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan for declaratory judgment that U.S. Patents Nos. 5,595,721, 6,015,542 and 6,090,365 related to the treatment of non-Hodgkin’s lymphoma are not infringed by IDEC and are not valid. If we do not prevail in these proceedings, however, IDEC would be able to market its ZEVALIN product without the need for a license from us to any of the patents at issue in the litigation.

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

     IDEC has challenged the validity of several of our patents related to the treatment of non-Hodgkin’s lymphoma in U.S. District Court, Southern District of California. We and GSK have responded by filing a lawsuit against IDEC alleging patent infringement and seeking monetary damages and permanent injunctive relief. If we do not prevail in these proceedings, however, IDEC would be able to market its ZEVALIN product without the need for a license from us to any of the patents at issue in the litigation.

     Our registered trademarks, MPL® and MELACINE®, are currently the subjects of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. It is uncertain whether we will ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL or MELACINE in Europe, in which case our business may suffer.

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

     The enforcement, defense and prosecution of intellectual property rights, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings, including those described in this quarterly report related to several of our patents related to the treatment of non-Hodgkin’s lymphoma, MPL®, MELACINE® and, our microsphere encapsulation technology, are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•	assert claims of infringement;

•	enforce our issued and licensed patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

     As a result of litigation, interference opposition proceedings and other administrative proceedings in which we are involved in and if we become involved in any additional litigation, interference, opposition proceedings or other administrative proceedings, we may incur substantial expense and such proceedings may divert the efforts of our technical and management personnel. In particular, we currently expect the ongoing litigation with IDEC that is described in this quarterly report to involve substantial expense and to from time to time divert the efforts of certain of our technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We may be restricted or prevented from developing and commercializing our products, if any, in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses. Any of these outcomes could harm our business.

We depend heavily on the principal members of our management and scientific staff, the loss of any of whom could impair our ability to compete.

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

     We have no existing internal capacity or experience with respect to manufacturing antibody-based or radiolabelled products for large-scale clinical trials or commercial purposes. We rely on BI Pharma KG, to produce Anti-B1 Antibody. We have entered into an agreement with BI Pharma KG to produce bulk Anti-B1 Antibody and fill the individual product vials with Anti-B1 Antibody. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging the Anti-B1 Antibody, and we cannot assure you that they will be able to produce our requirements in commercial quantities or with acceptable quality.

     We rely upon Nordion for radiolabeling the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. We have entered into an agreement with Nordion for supply of the radiolabeled Anti-B1 Antibody for both clinical trials and commercial sale. Given the eight-day half-life of the (131)I radioisotope, Nordion currently is producing radiolabeled Anti-B1 Antibody in a clinical-scale facility sufficient to support on-going clinical trials. Nordion has agreed to transition the production of radiolabeled Anti-B1 Antibody to a commercial-scale facility prior to potential FDA approval in support of potential product launch. However, we cannot assure you that Nordion will be able to successfully transition to the commercial-scale facility and, if BEXXAR® is approved and is successful in the market, we cannot assure you that Nordion’s capacity to radiolabel antibodies will be sufficient to meet all of our commercial requirements.

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

     We have hired direct sales and marketing personnel in preparation for the launch of BEXXAR, however, our ability to market BEXXAR, if approved, will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force as well as GSK’s performance under our collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We cannot assure you that we will be able to establish an effective sales force in a timely or cost-effective manner, if at all, or that our sales force will be capable of generating demand for BEXXAR or other product candidates.

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

     The manufacture and administration of BEXXAR® requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR. For our ongoing clinical trials and for commercial-scale production, we rely on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with this manufacturer, and, therefore, there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercially could be interrupted, which could harm our business.

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

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our corporate partners’ or our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we or any of our corporate partners may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR®, which could potentially be the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. Further, if BEXXAR is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. We or our corporate partners’ products, if any, may not be considered cost effective or adequate third-party reimbursement may not be available to enable us or our corporate partners to maintain price levels sufficient to realize a return on our investment.

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

     Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware and Washington law, will make it more difficult for a third party to acquire us, even if doing so would be beneficial for our stockholders. This could limit the price that certain investors might be willing to pay in the future for our shares of common stock. For example, certain provisions of our certificate of incorporation or bylaws:

•	allow our board to issue preferred stock without any vote or further action by the stockholders;

•	eliminate the right of stockholders to act by written consent without a meeting;

•	eliminate cumulative voting in the election of directors;

•	specify a supermajority requirement for stockholders to call a special meeting;

•	specify restrictive procedures for director nominations by stockholders;

•	specify that directors may be removed only with cause; and

•	specify a supermajority requirement for stockholders to change the number of directors.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 10, 2001 IDEC Pharmaceuticals, Inc., or IDEC, filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of non-Hodgkin’s lymphoma. On September 12, 2001 we and GSK filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes Corixa’s U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of non-Hodgkin’s lymphoma. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001 we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff.

     In addition to the IDEC litigation, we are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will no have a material adverse effect on our financial position and results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  See Index to Exhibits.

     (b)  Reports on Form 8-K.

(1)	On September 17, 2001, we filed a current report on Form 8-K reporting that on September 12, 2001 we filed a lawsuit against IDEC Pharmaceuticals Corporation for patent infringement in connection with IDEC’s Zevalin™ product for the treatment of non-Hodgkin’s lymphoma.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

November 8, 2001	By:	/s/ MICHELLE BURRIS

DATE		Michelle Burris Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description	Page

3.1	Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)
3.2	Certificate of Designation	(D)
3.3	Certificate of Designation	(C)
3.4	Bylaws of Corixa Corporation	(B)
4.1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)
10.1	Satisfaction Agreement, dated as of June 28, 2001 between Michael F. Bigham and Corixa Corporation	Attached
10.2	Consulting Agreement, dated as of June 28, 3001 between Michael F. Bigham and Corixa Corporation	Attached
10.3	Bexxar Stock Award Agreement, dated October 15, 2000	Attached
10.4	Schedule of Officers and Directors Party to Bexxar Stock Award Agreement	Attached
10.5	Corixa Corporation Executive Employment Agreement	Attached
10.6	Schedule of Officers Party to Corixa Corporation Executive Employment Agreement	Attached

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the SEC on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the SEC on March 30, 2001.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on January 4, 2001.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on April 23, 1999.