Form 10-K
period 2001-12-31
CORIXA CORP
filed 2002-03-01
CIK 1042561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-22891

Corixa Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1654387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1124 Columbia St., Suite 200

Seattle, WA 98104
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (206) 754-5711

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $405 million as of February 22, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 41,587,801 shares of the registrant’s Common Stock outstanding as of February 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
POWER OF ATTORNEY
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.14
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.58
Exhibit 10.59
Exhibit 10.60
Exhibit 10.64
Exhibit 10.65
Exhibit 10.66
Exhibit 10.67
Exhibit 10.68
Exhibit 10.71
Exhibit 10.72
Exhibit 21.1
Exhibit 23.1

CORIXA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

      In this Annual Report “Corixa” or the “company,” “we,” “us” and “our” refer to Corixa Corporation and our wholly owned subsidiaries.

      ANERGIX®, MELACINE®, MPL®, CORIXA®, BEXXAR® and stylized Corixa logo® are registered trademarks and ANERGIX.MGTM, ANERGIX.MSTM, ANERGIX.RATM, ANERVAXTM, ANERVAX.DBTM, ANERVAX.RATM, DETOXTM, DETOX B-SETM, PVACTM, RIBI-529TM, ENHANZYNTM, BEXXAR and DesignTM, and POWERED BY CORIXAtm are trademarks of Corixa Corporation. All other brand names, trademarks or service marks referred to in this Annual Report are the property of their respective owners.

PART I

      Our disclosure and analysis in this Annual Report and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our product development schedule;

•	statements about our expectations for regulatory approval of any of our product candidates;

•	statements regarding expected payments under collaboration agreements;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available equity line facilities and bank borrowings to meet these requirements;

•	statements about our future operational and manufacturing capabilities;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

      Words such as “believes,” “anticipates,” “expects” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

      You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this Annual Report.

Item 1.     Business

Overview

      We are a developer of immunotherapies with a commitment to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We have a broad range of technology platforms, which enable both integrated vaccine product design and the use of our separate proprietary technologies — antigens, monoclonal antibodies, adjuvants, antigen delivery technology and tumor activated peptide, or TAP, pro-drug technology — on a standalone, POWERED BY CORIXATM basis. We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines, antigen-based products, including therapeutic antibodies, novel adjuvants and targeted oncologics. Corixa Corporation was originally incorporated in Delaware as WWE Corporation on September 8, 1994. We are headquartered in Seattle, Washington with additional operations in Hamilton, Montana and South San Francisco, California.

Our Antigen Discovery Capability

      We believe our antigen discovery capability, which uses numerous proprietary technologies, is one of our key competitive strengths. Our ability to discover antigens and our antigen validation expertise allows us to select those antigens that will work most effectively in a vaccine or as the best targets for developing antibody-based products. To make this selection, we focus on antigens that are recognized by the greatest percentage of individuals, stimulate the strongest immune responses or are expressed by the greatest percentage of pathogen strains or tumor types. In connection with autoimmune diseases, we focus on discovering otherwise normal antigens, or auto-antigens, that may trigger autoimmune responses.

Through a variety of proprietary methods,

Corixa immunologically “sieves” for antigens related to
autoimmune diseases, cancer, and infectious diseases.

Novel and

Disease-specific
Antigens

      To capitalize on our antigen discovery expertise, a majority of our scientific personnel is involved in antigen discovery and vaccine and therapeutic antibody product development. We use discovery approaches and technologies that include:

•	acquisition of normal and diseased tissue, and related clone DNA, or cDNA, and protein;

•	cDNA subtraction and analysis of differential gene expression;

•	quantitative protease chain reaction, or PCR;

•	expression cloning of full-length cDNAs;

•	immunohistochemistry to determine tissue distribution of candidate antigens;

•	immunological characterization of candidate antigens; and

•	analysis of antigens as targets for developing antibody-based products.

      Our antigen discovery approach also includes correlating the antigens that we discover with patient immune responses. We focus on identifying proteins that are recognized by the human immune system and therefore are antigenic. Our antigen discovery research culminates in isolating pathogen, tumor or auto-antigen genes that encode antigens with significant potential to form the basis of vaccines or other immunotherapeutic products.

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

      We have shown in preclinical studies that CTL can eliminate either tumors or some pathogens in situations in which antibody responses fail. These CTL not only prevent disease if they are activated before pathogen infection, but also can eliminate disease once the infection has occurred or, in the case of cancer, once a tumor has developed. We believe vaccines that activate specific T cell responses can form the basis for a new class of products that may be used to treat or prevent disease. We are using our proprietary antigens in potential products that we believe will boost immune responses and enhance CTL responses. Using recent advances in understanding molecular mechanisms that control the way in which antigens are normally presented to T cells, we are developing vaccines that incorporate disease-specific antigens into biodegradable and biocompatible microspheres. We believe that these vaccines may give rise to potent CTL responses. Through our antigen discovery program, we have identified antigens from many tumor types and from infectious disease pathogens for which no vaccines currently exist.

Our Product Categories

      We utilize our expertise in immunology and our proprietary technology platforms to discover and develop vaccines and other antigen-based products targeting autoimmune diseases, cancer and infectious diseases in the following product categories:

•	vaccines, immunotherapeutics and other therapeutic products that effect the immune system;

•	monoclonal antibody-based therapeutics;

•	adjuvants and antigen delivery systems to increase effectiveness of vaccines and immunotherapeutics;

•	toxin-conjugated products that increase the effectiveness of antibody-based therapeutic or enzyme substraites; and

•	antigen-specific diagnostic products.

      Our strategy is to develop and commercialize selected potential products ourselves and to partner other selected technologies with numerous developers and marketers of pharmaceutical and diagnostic products with the goal of making our products available to patients worldwide.

Vaccines and Immunotherapeutics for Autoimmune Diseases, Cancer and Infectious Diseases

      Autoimmune Disease Technology Platforms. Our autoimmune disease technology platforms consist of:

•	PVACTM treatment; and

•	ANERGIX® complexes.

      We believe that we may have identified certain immune system modulators through our adjuvant research programs. We are developing one of these immune system modulators, PVAC treatment, as a possible psoriasis therapeutic. We have completed a PVAC Phase II clinical trial in the United States and are currently in Phase II clinical trials in Brazil under a U.S. investigational new drug application, or IND. Data from the Phase II clinical trial in the United States and a Phase I clinical trial in the Philippines indicate that PVAC treatment may induce beneficial clinical responses in patients with moderate to severe psoriasis.

      Our ANERGIX complex-based products are in, or have completed, randomized, blinded, placebo-controlled Phase I clinical trials for treating rheumatoid arthritis, or RA as well as multiple sclerosis, or MS and myasthenia gravis, or MG. In the trials, the ANERGIX complex-based products were demonstrated to be safe, and we observed beneficial clinical responses in several ANERGIX-treated patients. We have also commenced development of an ANERVAX.RATM vaccine for RA, for which we have completed an initial Phase II clinical trial that demonstrated that the product was well tolerated and the results indicate that ANERVAX.RA vaccine may provide clinical benefit.

      Cancer and Infectious Disease Technology Platforms. Our cancer and infectious disease technology platforms are based on our specialization in the discovery and development of a new class of therapeutic and prophylactic products known as T cell vaccines. Using our three-part technology platform, we design our vaccine products to direct the immune system to recognize antigens in a way that potent T cell responses result. This three-part vaccine technology platform consists of:

•	proprietary antigens;

•	proprietary adjuvants; and

•	proprietary antigen delivery systems.

      In addition to our vaccine programs, we discover and develop other immunotherapeutic products for treating cancer and infectious diseases. To date, our immunotherapeutic products for treating cancer and infectious diseases have resulted from our efforts in antigen and adjuvant discovery and our acquisition and in-licensing activities. For example, we are developing non-specific, immune enhancing compounds that may be able to provide broad protection against multiple infectious agents. We expect to continue to derive novel immunotherapies from our internal and external research efforts.

Monoclonal Antibody-Based Therapeutics

      We believe that monoclonal antibodies directed against our antigens may also be useful in treating autoimmune diseases, cancer and infectious diseases. Consequently, we have entered into a number of collaborations focused on monoclonal antibody development. We intend to enter into additional collaborations with companies to more rapidly develop antibody-based therapeutics derived from our novel antigen targets.

      In some cases, the effectiveness of therapeutic antibodies can be increased by attaching radioisotopes or other cytotoxic agents for use as “radioimmunotherapy” or “chemoimmunotherapy.” By using an antibody to deliver a radioisotope or other cytotoxic agent to the targeted cells, the effect of the radiation or cytotoxic agent can be concentrated in the immediate vicinity of those cells.

      BEXXAR®, our most advanced product candidate, incorporates each of the principal attributes of an effective radioimmunotherapy for treating Non-Hodgkin’s lymphoma, or NHL. These attributes are:

•	an antigen specific to B-cells;

•	a therapeutically active monoclonal antibody targeted to that antibody;

•	the radioisotope appropriate for the disease profile; and

•	an optimized therapeutic protocol.

Adjuvants and Antigen Delivery Systems to Increase Effectiveness of Vaccines and Immunotherapeutics

      By combining our antigen discovery capabilities with our adjuvant and delivery technologies, we believe we can accelerate the development of potential therapies for treating or preventing autoimmune diseases, cancer and infectious diseases. We also believe that many vaccines can be improved by including our adjuvant and delivery components, leading to multiple new products that are at least in part, POWERED BY CORIXATM.

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

      Build a Broad Integrated Product Pipeline Focused on the Immune System. We believe that we can best develop effective immunotherapeutic products for autoimmune diseases, cancer and infectious diseases by integrating our proprietary antigen, monoclonal antibody, adjuvant and antigen delivery technologies. We also believe that targeted immunotherapies, such as conjugated antibodies, and targeted oncologics can improve the effectiveness of therapeutic antibodies and existing chemotherapies.

      Effectively Partner Core Technologies. Because we believe that other companies’ immunotherapeutic products may be enhanced by components available from us, we seek to establish corporate partnerships with major commercial entities for each of our proprietary core technologies — our POWERED BY CORIXA approach. Examples of these partnerships include both antigen-specific collaborations aimed at generating new antibody targets, and license and supply relationships involving vaccine adjuvants, such as MPL® adjuvant or ENHANZYNTM adjuvant. We believe that both types of partnerships should enable improved immunotherapy based in part on our proprietary technologies.

      Enhance Our Product Pipeline by Establishing Corporate Partnerships at Various Research and Development Stages. We intend to enter into corporate partnerships at various stages in the research and development process. For those potential products that show promise in the preclinical or clinical stage, we may seek a corporate partner prior to initiating Phase II clinical trials. In the case of selected technologies or potential products, we may choose to retain development rights and partner these products at a later stage. We believe our active corporate partnering strategy provides four distinct advantages:

•	it focuses on our fundamental strength in immunotherapeutic product discovery and selected product development;

•	it capitalizes on our corporate partners’ strengths in product development, manufacturing and commercialization;

•	it may enable us to retain significant downstream participation in product sales; and

•	it reduces our financing requirements.

      Expand Sales and Marketing Capability. We intend to market and sell selected products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners. We believe that this strategy should enable us to establish a commercial presence in the cancer therapeutics market with BEXXAR, if approved, and create the capability to sell other oncology based products that we develop or in-license from other developers. As a result of our acquisition of Coulter Pharmaceutical in December 2000, we acquired a direct sales force and marketing personnel in preparation for the launch of BEXXAR. However, our ability to market BEXXAR, if approved, and to sell other oncology based products will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force. We believe that an established sales and marketing capability will enable us to compete more effectively for opportunities to license or distribute later-stage product candidates and approved products.

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

Our Clinical Programs

Autoimmune Disease

      We have six clinical programs in various stages of clinical testing for a number of autoimmune diseases that are considered important targets for new disease therapy. These six programs are:

•	MPL adjuvant, one of our vaccine adjuvants, is undergoing Phase III clinical testing in Europe for use in allergy vaccines that are marketed by Allergy Therapeutics and sold by Allergy Therapeutics on a named-patient basis in Germany. MPL adjuvant has completed Phase III clinical trials with GlaxoSmithKline, or GSK, hepatitis and herpes vaccines. In both cases MPL adjuvant improved vaccine efficacy;

•	PVAC treatment, an immunomodulator to potentially treat moderate to severe psoriasis, is licensed in Japan to Zenyaku Kogyo, Co., Ltd. or Zenyaku Kogyo, and in the United States and Canada to Medicis Pharmaceutical Corporation and has completed a randomized, blinded and controlled Phase II clinical trial in the United States;

•	ANERGIX.RATM complex, a multihistocompatability complex, or MHC, -class II molecule loaded with a collagen peptide for treating RA, is licensed worldwide to Organon and has completed a Phase I/ II clinical trial;

•	ANERGIX.MSTM complex, an MHC-class II molecule loaded with a MS-associated peptide for treating MS, has completed a Phase I/ II clinical trial;

•	ANERGIX.MGTM complex, an MHC-class II molecule loaded with a MG-associated peptide for treating MG, which we partnered with Beaufour Ipsen in late 2001 is in pre-clinical development; and

•	ANERVAX.RA vaccine, a peptide vaccine for treating RA, has completed a Phase II clinical trial.

Cancer

      We are moving four of our novel cancer therapeutics through clinical development. These four products, in various stages of human testing, are:

•	BEXXAR® therapy, a monoclonal antibody conjugated with a radioisotope for treating low-grade and transformed low-grade NHL. We have co-promotion rights in the United States with GSK through its wholly owned subsidiary, SmithKline Beecham Corporation and are collaborating with Amersham plc, or Amersham, to develop and commercialize this therapy in Europe. BEXXAR is the subject of a BLA under review by the Food and Drug Administration, or FDA;

•	MELACINE® vaccine, a melanoma vaccine for treatment of late-stage melanoma, for which Schering-Plough holds exclusive distribution rights, is currently approved for sale in Canada and has completed Phase III clinical trials in the United States;

•	ENHANZYNTM adjuvant, a novel vaccine adjuvant is contained in both MELACINE and Biomira’s THERATOPE® vaccine. ENHANZYN is currently in Phase III clinical trials of THERATOPE for treating breast cancer; and

•	Her-2/neu vaccine, for breast and ovarian cancer, is licensed worldwide to GSK, and is in Phase I clinical trials.

Infectious Disease

      Our partners are evaluating our adjuvants in a new generation of adult and pediatric vaccines designed to be more safe and effective and to protect against a broader range of diseases. MPL adjuvant is our flagship adjuvant. It is a derivative of the lipid A molecule found in gram-negative bacteria, and has been observed to be a potent immunostimulant. Licenses for MPL adjuvant have been granted to several affiliates of GSK and to Wyeth-Lederle Vaccines for development in over 25 disease targets. Vaccines that incorporate MPL adjuvant have completed or are now in late-stage clinical trials to protect against infection from:

•	herpes virus;

•	hepatitis B virus;

•	human papilloma virus;

•	malaria; and

•	respiratory syncytial virus.

      Our RIBI-529TM adjuvant is now in Phase III clinical trials in Argentina as part of a hepatitis B vaccine being developed in collaboration with Rhein Biotech. Licenses to RIBI-529TM have been granted to Wyeth-Lederle Vaccines for development in multiple disease targets.

Our Products in Development

      We have a number of product candidates in various stages of development, many of which are the subject of collaborations with corporate partners. The following table sets forth the potential application(s) for a particular product candidate, the product candidate’s present stage of development and the identity of our corporate partner, if any. Partnerships with subsidiaries of GSK are identified as GSK partnerships.

Development
Products	Disease/Indication	Stage	Partner(s)

Autoimmune Disease MPL® adjuvant	Enhance efficacy of certain allergy vaccines	Phase III	Allergy Therapeutics holds co-exclusive rights;
PVACTM treatment	Moderate to severe psoriasis	Phase II	Medicis Pharmaceutical and Zenyaku Kogyo
ANERGIX.RATM complex	Rheumatoid arthritis	Phase I/II	Organon
ANERGIX.MSTM complex	Multiple sclerosis	Phase I/II	Unpartnered
ANERVAX.RATM vaccine	Rheumatoid arthritis	Phase I/II	Unpartnered
ANERGIX.MGTM complex	Myasthenia gravis	Preclinical	Beaufour-Ipsen
MPL® adjuvant	Enhance efficacy of certain allergy vaccines	Preclinical	GSK holds co-exclusive rights
IFNAR	Several autoimmune indications	Preclinical	Unpartnered
RIBI-529TM adjuvant	Undisclosed autoimmune disease	Preclinical	Wyeth-Lederle Vaccines

Cancer
BEXXAR® therapy	Low-grade and transformed NHL	BLA under review	GSK
MELACINE® vaccine	Stage IV malignant melanoma	Approved in Canada; Phase III in U.S.	Schering-Plough
MELACINE® vaccine	Stage II malignant melanoma	Phase III	Schering-Plough
ENHANZYNTM adjuvant	Adjuvant component in THERATOPE® therapeutic vaccine for breast cancer	Phase III	Biormira holds exclusive rights for certain antigens; other targets unpartnered
RIBI-529TM adjuvant	Enhance efficacy of cancer and infectious disease vaccines	Phase III in Argentina	Rhein Biotech
BEXXAR® therapy	Low-grade and transformed NHL	Development in Europe	Amersham
Her-2/neu vaccine	Late-stage breast and ovarian cancer	Phase I	GSK
Mammaglobin vaccine	Breast cancer	Preclinical	GSK
WT-1 vaccine	Leukemia	Preclinical	Unpartnered
Novel cancer vaccine	Prostate cancer	Preclinical	GSK
MPL® adjuvant	Enhance efficacy of certain cancer vaccines	Preclinical	GSK holds exclusive rights for certain antigens
RIBI-529TM adjuvant	Infectious diseases	Preclinical	Wyeth-Lederle Vaccines
CPI-0004	TAP pro-drug	Preclinical	Unpartnered
Novel cancer vaccines	Breast, colon and ovarian cancer	Preclinical	GSK
Novel cancer vaccine	Lung cancer	Preclinical	Pharmaceutical division of Japan Tobacco; Zambon Group
Novel cancer vaccine	Leukemia/lymphoma	Research	Unpartnered
Microsphere-based antigen delivery and LeIF adjuvant	Lung cancer	Research	Zambon Group holds certain license rights

Development
Products	Disease/Indication	Stage	Partner(s)

Microsphere-based antigen delivery	Enhance efficacy of multiple cancer and infectious disease vaccines	Phase I	GSK hold certain option rights

Infectious Disease
MPL® adjuvant	Enhance efficacy of certain infectious disease vaccines	Phase I, II and III	Partnered for certain diseases with GSK; Wyeth-Lederle Vaccines
Novel infectious disease vaccine	Human leishmaniasis	Phase I	IDRI, Gates Foundation
Novel infectious disease vaccine	Tuberculosis	Preclinical	GSK
Novel infectious disease vaccines	Chlamydia trachomitis and Chlamydia pneumoniae	Research	GSK
RIBI-529TM adjuvant	Enhance efficacy of certain infectious disease vaccines	Research	Wyeth-Lederle Vaccines
Novel infectious disease vaccine	Herpes virus	Research	Unpartnered
AGP’s as Monotherapy	Enhance immune response against multiple infectious disease agents	Research	SPAWAR
Diagnostic	Visceral leishmaniasis	Commercialized, development	Several companies
Diagnostic	Chagas’ Disease	Commercialized	Diamed
Reference laboratory diagnostic	Certain tick-borne diseases	Commercialized	Imugen
Rapid diagnostic test	Tuberculosis	Commercialized	ICT Diagnostics, a subsidiary of AMRAD

Other Partnered Programs
Adoptive Immunotherapy	Multiple cancers	Phase I	IDRI
Cancer gene therapy (MDA- 7)	Multiple cancers	Phase I	Introgen Therapeutics
Certain vaccine and diagnostic technologies for companion animal health	Various indications	Diagnostics are commercialized; vaccines are in research	Novartis
Other diagnostic products	Multiple cancers	Research	Unpartnered

      In the column entitled “Development Stage”:

•	“Research” means the discovery or creation of prototype products and includes antigen discovery and characterization;

•	“Development” means testing of prototype diagnostic assays in a particular format and testing of such products;

•	“Preclinical” means product scale up, formulation and further testing in animals, including toxicology;

•	“Phase I” means products that are currently in Phase I clinical trials, performed to evaluate the safety of a vaccine and its ability to stimulate an immune response;

•	“Phase I/ Phase II” means products that are currently in Phase I/ Phase II clinical testing, being tested to determine safety and preliminary efficacy;

•	“Phase II” means products that are currently in Phase II dose-ranging clinical testing, being tested to further determine safety and efficacy;

•	“Phase III” means products that are currently in Phase III clinical testing, being tested to determine efficacy;

•	“BLA” means the product is currently the subject of a biologics license application under review by the FDA; and

•	“Commercialized” means sales to third parties for use in diagnostic applications, which have resulted in immaterial revenues to date.

Our Product Pipeline and Development Status

Autoimmune Disease

      MPL® Adjuvant for Allergy Desensitization. Allergies caused by grasses, trees and house dust mites afflict an estimated 20% of the population in developed countries. Allergy Therapeutics Ltd., or ATL, and GSK’s wholly owned subsidiary, SmithKline Beecham plc, have each licensed certain rights to our MPL adjuvant for use in allergen-based allergy desensitization products. Under the terms of the agreements with ATL and GSK, we may not grant further rights to MPL adjuvant for allergen-based allergy products. Initially the ATL collaboration will target products that relieve allergic symptoms caused by pollens from grasses, trees and house dust mites. Although current desensitization methods offer some relief to most allergy sufferers, we believe the addition of MPL adjuvant may allow the development of more effective, and more easily administered allergy treatments.

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

      PVAC TM Treatment for Psoriasis. Psoriasis is a dermatological disorder that afflicts approximately 1% to 2% of the North American and European populations. The disease is characterized by chronic inflammatory lesions with red, scaling plaques and is believed to be an autoimmune phenomenon initiated by T cells. In collaboration with Genesis Research and Development Corporation, we are testing PVAC treatment for use as an immunotherapeutic product for psoriasis. PVAC treatment is based on a proprietary process and formulation derived from heat-killed Mycobacterium vaccae. We hold exclusive rights under SR Pharma’s intellectual property portfolio for the use of Mycobacterium vaccae-derived products to treat psoriasis and certain other autoimmune diseases. We have partnered our PVAC treatment program with Medicis in the United States and Canada and with Zenyaku Kogyo in Japan. We have completed a Phase II clinical trial of PVAC treatment in the United States and have a Phase II clinical trial in progress in Brazil under a U.S. IND.

      ANERGIX® Complex. Each ANERGIX complex is an MHC-class II molecule loaded with a disease-specific peptide. We have two forms of ANERGIX complex, ANERGIX.RATM complex for treating RA and ANERGIX.MS™ complex for treating MS. We are developing a third ANERGIX complex, ANERGIX.MG™ complex for treating MG.

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

      MS is an autoimmune disease in which the body’s T cells recognize the outer covering of nerves in the central nervous system as foreign and attempt to destroy this protective neural covering. The severity of MS fluctuates and can lead to progressive impairment of mobility and paralysis. There are more than 600,000 MS patients in the world, with approximately 350,000 in the United States. In 1998, we completed a randomized placebo-controlled Phase I/II clinical trial of ANERGIX.MS complex in patients with secondary progressive MS. Results of this trial indicated that the product was well tolerated by treated patients, caused no generalized immune suppression and demonstrated some evidence of clinical efficacy. We are seeking a partner for the development of ANERGIX.MS complex prior to initiating additional Phase II trials.

      MG is a chronic autoimmune neuromuscular disease that causes varying degrees of weakness of the skeletal muscles of the body; the Myasthenia Gravis Foundation of America estimates that the prevalence of MG is approximately 14/100,000 in the United States.

      The ANERGIX complex products that we have evaluated in clinical trials are natural products. Due to the high cost of manufacturing, these natural products are likely to be difficult to commercialize. Our scientists have developed recombinant forms of ANERGIX complex products that may be far less expensive to produce and have demonstrated efficacy in both in vitro and in vivo models of autoimmune disease. We intend to select one of these recombinant solutions to use in continuing and expanding clinical evaluation of ANERGIX complex products.

      ANERVAX.RATM Vaccine. ANERVAX.RA vaccine is a therapeutic peptide vaccine for treating advanced RA. Although results of a 53-patient randomized placebo-controlled Phase I/II clinical trial demonstrated that the product was well tolerated by treated patients and reduced disease severity in several patients, our scientists have been working to improve the ANERVAX.RA vaccine formulation prior to continuing clinical evaluation. We believe the addition of one of our proprietary adjuvants to the ANERVAX.RA vaccine may improve its efficacy in animal models of autoimmune disease. We are reformulating this peptide vaccine to incorporate this novel adjuvant technology and are seeking to partner this program before entering into additional clinical trials.

Cancer

      BEXXAR®. NHLs are blood-borne cancers of the immune system, all of which involve proliferation of malignant B lymphocytes, or B cells. According to statistics from the National Cancer Institute, approximately 280,000 people are afflicted with NHL in the United States. More than 58,000 new cases are expected to be diagnosed in 2002. NHL is the sixth leading cause of death among cancers in the United States and has the second fastest growing mortality rate. NHL is categorized by histology as either low-, intermediate-or high-grade disease. These classifications differ significantly with respect to the speed of disease progression, the pattern of response to and relapse after conventional chemotherapy and the patients average life expectancy. In relapsed low-grade patients, the disease can transform to an intermediate- or high-grade histology, referred to as transformed low-grade NHL. In the United States approximately 145,000 patients have low-grade or transformed low-grade NHL, approximately 104,000 have intermediate-grade NHL and approximately 31,000 have high-grade NHL.

      Our most advanced product candidate, BEXXAR immunotherapy (tositumomab, iodine I 131 tositumomab), consists of a monoclonal antibody conjugated with a radioisotope. BEXXAR is the subject of a collaboration agreement with GSK under which we would comarket BEXXAR with GSK in the United States if and when the FDA approves BEXXAR for commercial sale. We are seeking initial approval of BEXXAR for treating low-grade and transformed low-grade NHL in patients who have relapsed after, or are refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of BEXXAR to other indications.

      In September 2000, we submitted a Biological License Application, or BLA, for BEXXAR immunotherapy to the FDA. In October 2000, the FDA assigned priority review status to the BEXXAR BLA, and subsequently accepted the application for filing in November. To date, no radioimmunotherapy products have been approved in the United States for treating people with cancer.

      On March 16, 2001, we received a complete review letter from the FDA following the agency’s 6 month review of the BEXXAR BLA. Issuance of the complete review letter satisfied the FDA’s performance goal for priority review under the Prescription Drug User Fee Act. In the complete review letter, the FDA requested additional clinical and manufacturing information as a result of the review. The FDA requested updated and/or final safety and efficacy data from ongoing, recently completed and other additional trials to establish safety and effectiveness. We and GSK believe that safety and efficacy data from recently completed trials, beyond those contained in the BEXXAR BLA, may fulfill FDA’s requests. Recently completed trials have:

•	Examined comparative safety and efficacy in low-grade NHL patients treated either with BEXXAR or the unlabeled antibody in BEXXAR;

•	Assessed clinical safety and efficacy of BEXXAR treatment of relapsed, refractory low-grade NHL patients who did not respond to Rituxan® (rituximab); and

•	Assessed BEXXAR safety and efficacy as front-line therapy in low-grade NHL patients.

      The FDA also requested:

•	Further documentation and analysis of patient diagnosis and confirmation of response from pivotal and non-pivotal trials that involved treatment of low-grade lymphoma patients, including those patients with transformed low-grade lymphoma;

•	Additional information or source documentation regarding:

•	Certain adverse events,

•	Long-term follow-up on patient thyroid function and HAMA response,

•	White blood cell counts following BEXXAR administration, and

•	Dosimetry calculations on certain patients whose response data was submitted in the BLA;

•	Further documentation and analysis supporting comparability of tositumomab manufactured by different suppliers during the course of BEXXAR clinical development; and

•	Additional documentation and test results related to validation of various production processes and release tests as well as additional information concerning processes and procedures used in drug shipment.

      We submitted our response to the FDA request, which was accepted by the FDA on September 10, 2001.

      MELACINE® Vaccine. Melanoma, if not detected and treated early, can be highly metastatic and is the most deadly form of skin cancer. Death due to malignant melanoma is usually caused by complications after the disease has spread to the lungs, liver, brain or other organs. Standard therapy for primary skin tumors includes surgery followed by observation.

      Our MELACINE melanoma vaccine, a potential therapeutic for treating melanoma, is available for sale in Canada. MELACINE vaccine consists of lysed (broken) cells from two human melanoma cell lines combined with our proprietary DETOX adjuvant. DETOX adjuvant, named ENHANZYN adjuvant for other uses, includes MPL adjuvant and mycobacterial cell wall skeleton, both of which activate the human immune system in the context of vaccination. MELACINE vaccine is administered as a two-shot vaccination once a week for five weeks. In addition, patients may receive a second course of therapy and maintenance therapy of one vaccination a month. We have granted worldwide distribution rights for MELACINE vaccine to Schering-Plough Corporation, a leader in cancer therapy.

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

      The evaluation of disease-free survival was performed on both the eligible patients and on all 689 randomized patients (the intent-to-treat population). An analysis of the eligible patient population found no statistically significant difference in disease-free survival between the patients randomized to be treated with MELACINE® vaccine and patients randomized to observation alone. However, the results of the intent-to-treat analysis on the total population indicated there was a statistically significant difference in disease-free survival between the patients treated with MELACINE vaccine and patients randomized to observation alone (p=0.04). The majority of adverse events reported were mild to moderate with local injection site reaction as the primary toxic event. We worked with SWOG to update the database reflecting patient status in 2000. The results of that data sweep showed that MELACINE continued to provide an improvement in overall disease free survival, although the statistical significance of that conclusion was lost with the convergence of the resultant disease free survival cures (p>0.05). However, analysis of clinical benefit following completion of the data sweep in patients who were positive for expression of either Class I MHC HLA A2 or C3 genes continues to show a highly statistically significant clinical benefit of MELACINE vs. observation in terms of increased disease free survival (p=0.005). Furthermore, our analysis demonstrated a statistically significant improvement in overall survival in class I MHC HLA A2 or C3 positive patients that received MELACINE vs. observation (p=0.003). As a result, we have begun discussion with the FDA regarding the design of an additional trial in Stage II melanoma.

      In the first quarter of 1998, we filed a license application for MELACINE vaccine with the European Agency for the Evaluation of Medicinal Products. We withdrew the application in November 1998 after the European Agency requested additional clinical and product data, and we preserved the right to refile the application later with the requested data. We continue to communicate with the FDA regarding future development of MELACINE in the United States.

      ENHANZYNTM Adjuvant. ENHANZYN adjuvant is a composition that we believe activates the human immune system in the context of vaccination. Human clinical data have been published that demonstrate that one of our formulations of ENHANZYN adjuvant, DETOX B-SETM adjuvant, may play an important role in generating an immune response with the Theratope therapeutic cancer vaccines of Biomira, Inc. or Biomira. Biomira has licensed DETOX B-SE adjuvant for the clinical development and potential commercialization of Theratope products. In 1996, Biomira announced that final Phase II clinical data indicated that its Theratope product for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. In November 1998, Biomira announced the start of a pivotal Phase III clinical trial to evaluate the efficacy of Theratope therapeutic vaccine in treating metastatic breast cancer. Biomira has announced that the trial will include 75 to 80 centers worldwide studying approximately 900 evaluable patients. Primary endpoints for the trial are time to disease progression and survival. In March 2001, Biomira announced it has recruited 950 patients in its Phase III clinical trial with Theratope vaccine for metastatic breast cancer. Biomira has planned two interim analyses for the Theratope vaccine trial to make this product candidate available to cancer patients as soon as possible, should the preliminary data demonstrate therapeutic benefit before the final analysis.

      Her-2/neu Vaccine. Her-2/neu is a protein that is normally expressed at very low levels by cells of the breast, ovaries, skin, lung, liver, intestines, and prostate. In some instances, tumor cells derived from these tissues express the Her-2/neu protein at an elevated level. Accordingly, we believe Her-2/neu protein is an appropriate candidate for a vaccine antigen. As a result, we are conducting a number of Phase I clinical trials designed to test the effects of various Her-2/neu vaccine product formulations. These trials are evaluating peptide vaccines based on the Her-2/neu antigen for treating breast and ovarian cancer. The clinical trials are intended primarily to test the vaccines’ safety; however, we also intend to measure the induction of immune responses to the Her-2/neu antigen. One of these trials also involves our proprietary microsphere antigen delivery system. Our Her-2/neu vaccine program is included in our current collaboration and license agreement with GSK.

      Other Cancer Vaccines. We are currently engaged in discovering antigens for many of the world’s most widespread forms of cancer, including breast, prostate, lung, colon and ovarian carcinoma and leukemia. According to the American Cancer Society, or ACS, the number of new cases projected for these six diseases in 2001 was approximately 3.0 million patients worldwide, with just over 24%, or 714,400, of these estimated to occur in the United States. Most of these patients undergo chemotherapy, radiation therapy and surgery, yet the vast majority of these patients are likely to relapse with malignant disease within ten years following surgery. We believe that our vaccines will initially be useful in those patients who have undergone such therapies. Our breast, prostate, colon and ovarian cancer antigen discovery programs are the subject of our current collaboration and license agreement with GSK.

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

      Building on our progress in cancer antigen discovery, we have initiated additional discovery programs in several other tumor types, including lung cancer and leukemia. According to 2000 estimates, lung cancer remains the most common cancer in terms of worldwide mortality, accounting for over 800,000 deaths annually. The ACS predicted that in the United States, an estimated 169,500 new cases would be diagnosed in 2001 and an estimated 157,400 people would die in 2001 from the disease. For leukemia, 31,500 new cases were projected by the ACS to be diagnosed in the United States in 2001, with 21,500 deaths predicted in the United States in 2001. Due to the magnitude and severity of these diseases and the lack of effective therapies, we have begun antigen discovery and vaccine development efforts for lung cancer and leukemia using approaches similar to those we use for other cancers. Our lung cancer antigen discovery program is the subject of our May 1999 collaboration agreement with Zambon Group and our June 1999 collaboration agreement with the pharmaceutical division of Japan Tobacco, which is now in preclinical development. In addition to our internal discovery efforts for leukemia antigens, we have in-licensed a novel and patented gene from the Massachusetts Institute of Technology for potential development in a leukemia vaccine. The gene, known as WT-1, is expressed in a significant percentage of most leukemias and may, therefore, be useful as a vaccine antigen.

      CPI-0004 TAP pro-drug. Our lead preclinical TAP candidate is a pro-drug version of doxorubicin known as CPI-0004 or Super-Leu-Dox. Doxorubicin is an off-patent chemotherapeutic drug, that is used in treating a number of solid tumor cancers, including breast, prostate, ovarian and soft-tissue sarcoma cancers. The TAP pro-drug technology is based on an understanding of the biochemical mechanisms utilized by cancer cells to metastasize and the identification of a potential means for exploiting these mechanisms. As a result, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which permits a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells.

Infectious Diseases

      Adjuvants in Infectious Disease Vaccines. A number of our partners are evaluating our adjuvants for use in infectious disease vaccines. Several GSK affiliates and Wyeth-Lederle Vaccines are evaluating MPL adjuvant in a generation of adult and pediatric vaccines designed to protect against a broader range of diseases. Vaccines that incorporate MPL adjuvant are in clinical trials against herpes virus, hepatitis B virus, human papilloma virus, malaria and respiratory syncytial virus. In December 1998, GSK’s wholly owned subsidiary, GlaxoSmithKline Biologicals, announced Phase III safety and efficacy results of a hepatitis B vaccine containing our MPL adjuvant. GlaxoSmithKline Biologicals developed this vaccine to address low or non-responding patients to GSK’s current hepatitis B vaccine, Engerix-B. Engerix-B is currently the world’s leading hepatitis B vaccine, with over 450 million doses administered worldwide. The new vaccine combines the antigen from Engerix-B with GSK’s adjuvant, SBAS4, which contains our MPL adjuvant.

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

      In addition to the hepatitis B vaccine, our MPL adjuvant is included in a number of other vaccines that GSK is developing. GSK recently completed a Phase III clinical trial of a genital herpes vaccine containing MPL adjuvant in which women were shown to have benefited from vaccination. Also, GSK has begun clinical trials of vaccines that include MPL adjuvants to treat papilloma virus, malaria and respiratory syncytial virus infections. GSK’s experience with MPL adjuvant-containing vaccines includes 10,000 subjects receiving over 25,000 doses. GSK has reported positive safety and immunogenicity results. In addition, Wyeth-Lederle Vaccines is in development of both pediatric and adult vaccines that contain MPL adjuvant.

      Our RIBI-529 adjuvant is now in Phase III clinical trials in Argentina as part of a hepatitis B vaccine that we are developing in collaboration with Rhein Biotech. In addition, Wyeth-Lederle Vaccines is evaluating RIBI-529 adjuvant in vaccines designed to protect against various diseases.

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

      Tuberculosis. Mycobacterium tuberculosis, or Mtb, infection causes more deaths than any other infectious disease in the world. According to the National Institute of Allergy and Infectious Diseases, or NIAID, an estimated 2.0 billion people are infected with Mtb, including approximately 15 million people in the United States. Any of these people may develop active tuberculosis during some stage of their lives. The NIAID estimates that each year, approximately 8 million people worldwide contract active tuberculosis and 3 million people die annually from the disease. The NIAID predicts that between 2000 and 2020 nearly 1 billion people will be newly infected with tuberculosis, 200 million people will get sick and 35 million will die. In addition, the WHO estimates that more than 50 million people worldwide may be infected with drug-resistant strains of Mtb. Our goal is to develop specific vaccines for both conventional and drug-resistant strains of Mtb.

      From more than 100 candidate Mtb gene products, we have identified as candidate vaccine antigens a number of antigens that specifically trigger appropriate helper T cell responses in vitro. The Mtb gene products are the subject of several of our patent applications covering composition of matter and vaccine and diagnostic methods of use. We selected several of the candidate vaccine antigens for skin testing in both infected-healthy and infected-diseased individuals in South America to determine which of these antigens are recognized by patients’ immune systems. Based on results from these tests and continued analysis of patient T cell responses in vitro, we have begun preclinical studies for both therapeutic and prophylactic vaccines in mouse, guinea pig and monkey models of Mtb infection. We are conducting these preclinical studies in order to select a vaccine candidate for Phase I clinical trials. We are currently targeting initiation of Phase I clinical trials in 2002.

      Chlamydia Trachomitis. Chlamydia trachomitis, or C. trachomitis, causes the most common sexually transmitted disease in the United States. Although C. trachomitis can be transmitted during sexual contact with an infected partner, it is often not diagnosed and treated until complications develop. Studies show that 70%-75% of women and 50% of men with chlamydial infections have no symptoms whatsoever. The CDC estimates that in the United States alone, over 4 million new cases arise each year. The highest rates of chlamydial infections are among 15 to 19 year olds, regardless of demographics or geographic location. Complications from the disease include Pelvic Inflammatory Disease, a serious cause of infertility among women of childbearing age. Further, a woman may pass the infection to her newborn during delivery, with subsequent neonatal eye infection or pneumonia. The WHO estimates that in 1999 there were, approximately 92 million new cases of C. trachomitis infections worldwide including 9 million new cases in North America and Western Europe. We are currently identifying candidate C. trachomitis antigens for use in a potential preventative vaccine for this pathogen. This program is one of the three infectious disease programs covered under our current collaboration and license agreement with GSK.

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

      Other Infectious Diseases. We are also discovering candidate antigens with the goal of developing potential vaccines for infections stemming from Herpes Virus (Type 1 and Type 2) and Proprionibacterium acnes. We believe our antigen discovery technology will be useful in identifying antigens for use in vaccines that may either prevent or treat the widespread diseases caused by Herpes Virus and P. acnes , which afflict over 100 million people world wide. Our efforts with respect to Herpes Virus and P. acnes are in early stages of research.

Other Products in Development

      Adoptive Immunotherapy Products. T cells, particularly CTL, are generally believed to be essential to protective immunity against cancer. As a result, for many years scientists and clinicians have studied the potential of growing a patient’s own CTL or antigen presenting cells, or APC, outside the body, or ex vivo, and then using those CTL or APC in treating the patient’s advanced cancer. CTL grown ex vivo have been shown to shrink and/or eliminate tumors, both in animal models and in clinical trials. This therapeutic approach, called adoptive immunotherapy, is limited by the difficulty of growing sufficient numbers of tumor antigen reactive CTL or APC ex vivo for re-infusion into cancer patients. We believe that several of our core technologies may be useful in developing adoptive immunotherapy procedures for cancer treatment, and we have identified several tumor antigens that we or our corporate partners may use to stimulate in vitro growth of tumor-reactive CTL. In addition, we have demonstrated that our microsphere and adjuvant technologies enhance the in vitro generation and growth of tumor antigen-reactive CTL. In March 1999, we entered into a research agreement with IDRI pursuant to which IDRI will provide us grant funding for three years to fund research and development of adoptive immunotherapy products for treating cancer. We intend to pursue additional research and corporate partnership opportunities in the field of adoptive immunotherapy of cancer.

      Cancer Gene Therapy. In recent years a number of so-called tumor suppressor genes have been discovered. The expression of tumor suppressor genes in tumor cells eliminates the malignant phenotype and returns the tumor cell to a state resembling a normal tissue cell, under the control of cellular processes that keep the cell from entering a state of rapid division or malignancy. Following our acquisition of GenQuest in 1998, we obtained rights to a particular tumor suppressor gene, called MDA-7. Expression of MDA-7 in tumor cells stops tumor cell growth both in vitro and in vivo experiments. In 1999, we licensed the MDA-7 gene to Introgen Therapeutics, or Introgen, for use in gene therapy applications for treating cancer. Introgen commenced a Phase I clinical trial of MDA-7 patients with various solid tumors in November 2000. The results of the Phase I clinical trial demonstrated that MDA-7 is potentially a key tumor suppressor gene whose function is lost as melanoma tumors grow more aggressively.

      Animal Health Products. We believe that certain of our human vaccine and diagnostic products also may have applications in diagnosing and treating disease in animals. For instance, Europe is the primary market for products targeting leishmaniasis, which can infect dogs. We are collaborating with Heska and Novartis Animal Health Inc., a developer and marketer of companion animal diagnostics and therapeutics, to develop and commercialize diagnostics and vaccines for leishmaniasis in dogs.

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

      A majority of our scientific personnel are involved in antigen discovery. We use discovery approaches and technologies that include:

•	acquisition of normal and diseased tissue, and related cDNA and protein;

•	cDNA subtraction and analysis of differential gene expression;

•	quantitative PCR;

•	expression cloning of full-length cDNAs;

•	immunohistochemistry to determine tissue distribution of candidate antigens;

•	immunological characterization of candidate antigens; and

•	analysis of antigens as targets for developing antibody-based products.

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

Our Novel Vaccine Design

      The majority of available vaccines trigger protective antibody responses that can destroy invading pathogens. Antibodies are protein-based products of specialized immune system cells called B cells. Antibodies recognize and attach to a pathogen’s antigens and trigger the non-specific elimination of the pathogen. Antigens are components of the invading pathogen that are recognized by cells of the immune system. Today’s vaccines are made of either whole organisms that contain antigens or the antigens themselves. These antigens can be peptides, proteins or carbohydrates. Typically these vaccines are formulated by combining antigens with an adjuvant, an immune system booster.

      The antibody responses triggered by available vaccines usually cannot eliminate tumors or certain infectious diseases. We believe that an effective immune response against these diseases requires the action of pathogen-reactive or tumor-reactive T cells. Our vaccine program focuses on activating specialized T cells known as CTL, that recognize and kill pathogen-infected tissue or tumor cells.

      The body’s immune response is a complex series of events that begins when a specialized immune system cell called an antigen presenting cell, or APC, processes antigens. Antigens are processed by APCs through two different pathways, the Class I and Class II Pathways. The antibody response produced by currently available vaccines results from antigen-processing only through the Class II Pathway. The Class II Pathway breaks down antigens into specific peptides that are then presented on the surface of an APC by major histocompatibility, or MHC, Class II proteins. Antigen presentation by MHC Class II proteins results in activation of CD4 positive helper T cells. These helper cells produce immune system hormones called cytokines that “help” generate various components of both cellular and antibody-based immune responses. Depending on the specific cytokines that helper T cells produce, the helper T cell response is classified as either Th1 or Th2. Th1 responses help generate and activate CTL and lead to antibody production by B cells. In this way, a Th1 response may lead to pathogen elimination.

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

Our Autoimmune Disease Therapeutics

      Autoimmune diseases include psoriasis, RA, MS, MG and diabetes. Autoimmune diseases are caused by the abnormal destruction of healthy body tissues when T cells and antibodies react to normal tissue. T cells in the immune system normally regulate the identification and destruction of foreign substances and malignant cells. In autoimmune diseases, otherwise normal antigens, or auto-antigens, trigger autoimmune responses. We are developing technology that may interrupt the chain of events involved in autoimmune disease. In contrast to today’s therapies for autoimmune diseases, which often suppress the overall immune system, we believe that our technologies may provide a means to target the disease process while leaving the normal immune system unaffected.

      We believe that our ANERGIX complex vaccine technology offers the potential to treat a number of major autoimmune diseases. The ANERGIX complex technology may enable the selective destruction or inactivation of T cells involved in autoimmune disease. Our ANERVAX vaccine technology may stimulate the immune system to produce antibodies or T cells that interfere with the presentation of auto-antigens to destructive T cells.

      The ANERGIX complex technology platform is based on creating therapeutics that are a complex of an MHC or human leukocyte antigen, or HLA-derived protein and an autoimmune disease-specific auto-antigenic peptide. Selection of a particular HLA molecule is based on our understanding of patients’ genetic susceptibility to various autoimmune diseases. For instance, patients with MS predominantly express HLA DR2 and patients with RA predominantly express HLA DR4. That information guides our selection of relevant HLA molecules for complexing with suspected disease-causing auto-antigens. Our scientists have performed research that demonstrates that delivery of the ANERGIX complex selectively inactivates, or induces anergy in, disease-causing T cells. We are focusing our efforts on two ANERGIX complex Phase I/II programs, the first in RA, which we have partnered with Organon, and the second in MS, which we have presently not partnered.

      The ANERVAX vaccine technology platform is a family of therapeutic MHC-derived peptide vaccines designed to stimulate production of a neutralizing immune response to selectively block the autoimmune cascade. The design of an ANERVAX vaccine molecule is based on knowledge of patients’ genetic susceptibility to autoimmune disease. That susceptibility has been mapped to a particular region of the MHC molecule in each autoimmune disease. Specifically blocking or “down-regulating” that region is the basis of the action of ANERVAX vaccines in RA and Type I diabetes, programs that are in Phase II clinical trials and preclinical development, respectively.

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

      We believe that we can increase the effectiveness of antibodies by attaching radioisotopes or other cytotoxic agents to them for use in “radioimmunotherapy” or “chemoimmunotherapy.” The effect of the radiation or cytotoxic agent can be concentrated in the immediate vicinity of those cells by using an antibody to deliver a radioisotope or other cytotoxic agent to the targeted cells. Development of effective radioimmunotherapies, however, presents an additional set of challenges, including the need to select an appropriate radioisotope for the intended therapy, to develop a reliable means of linking the radioisotope to the antibody and to develop a therapeutic protocol that optimizes therapeutic effect while minimizing undesirable side effects. The development of effective chemoimmunotherapies presents similar challenges.

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

      Our technology is based on the potent capacities of certain microbial products to act as adjuvants and modulate the cascade of immune system regulators, known as cytokines, produced by cells in man and other animals. Slight modifications of these products and/or their physical and biological delivery to the immune system can influence the manner in which cytokines are modulated, as well as the recipient’s physiological responses. By activating macrophages, lymphocytes and other cells relating to the immune system, these adjuvants stimulate a cascade of cytokines that complements the normal, protective responses that are initiated during infection or injury. Our adjuvants include both natural and synthetic derivatives of immunomodulatory bacterial components. The adjuvants work by activating and focusing key cells within the immune system to effectively modulate a desired immune response.

      MPL adjuvant, our flagship adjuvant, is a derivative of the lipid A molecule found in gram-negative bacteria, one of the most potent immunostimulants. We also own patented technology for extracting MPL adjuvant from bacterial cell walls. A number of our partners are evaluating MPL adjuvant in vaccines for development in allergy, cancer and infectious disease targets. ENHANZYN adjuvant consists of MPL adjuvant and mycobacterial cell wall skeleton. ENHANZYN adjuvant is a key component of our MELACINE melanoma vaccine and is a component in Biomira’s Theratope vaccine for adenocarcinomas.

      We are also conducting research related to the development of synthetic adjuvants. These synthetic adjuvants are small molecules that may possess a spectrum of properties, including potent adjuvant and anti-tumor activity. We hope to develop these synthetic components to build an even broader vaccine adjuvant platform with considerable potential for preventing and treating human diseases. The small molecule synthetic adjuvant, RIBI-529 adjuvant, is in Phase III clinical trials in Argentina as part of a hepatitis B vaccine being developed by our partner, Rhein Biotech. Wyeth-Lederle has licensed RIBI-529 adjuvant for development vaccines to treat a variety of infectious diseases and one autoimmune disease. We are involved in a number of additional partnership discussions pertaining to this novel vaccine adjuvant.

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

Our Targeted Oncologics

      We believe that our TAP pro-drug technology, may lead to significantly broader therapeutic uses of cytotoxic agents. The TAP pro-drug technology is based on an understanding of the biochemical mechanisms utilized by cancer cells to metastasize and the identification of a potential means for exploiting these mechanisms. Our TAP pro-drug technology is being developed in collaboration with the Université Catholique de Louvain, Belgium. TAP pro-drugs are designed to be:

•	activated preferentially at the tumor site by enzymes secreted by the tumor;

•	stable in circulation and in normal tissues; and

•	unable to penetrate normal cells or malignant cells until activated.

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

Corporate Partnerships

      Part of our strategy is to establish corporate partnerships with pharmaceutical, biopharmaceutical and diagnostic companies. We focus our partnership efforts on broadly partnering our core technologies at various stages in the research and development process. We target partners that have the expertise and capability to discover, develop, manufacture and market our products. In our corporate partnerships we seek to cover our research and development expenses through research funding, milestone payments and option, technology or license fees. We also seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. We have focused on four discrete types of product collaborations:

•	vaccines and immunotherapeutics for autoimmune diseases, cancer and infectious diseases;

•	monoclonal antibody-based therapeutics;

•	toxin-conjugated product that increase effectiveness of antibody-based therapeutics or enzyme substraites; and

•	adjuvants and delivery systems to increase effectiveness of vaccines and immunotherapeutics for a wide range of human diseases.

Vaccines and Immunotherapeutics

      Beaufour Ipsen. On December 31, 2001, we entered into an agreement with Beaufour Ipsen to develop and commercialize an autoimmune vaccine for MG, based on our proprietary ANERGIX vaccine platform. The Myasthenia Gravis Foundation of America estimates that the prevalence of MG is approximately 14/100,000 in the United States. We have granted Beaufour Ipsen exclusive worldwide rights to develop and market its ANERGIX.MG technology for the treatment of MG. Beaufour Ipsen will manage product development, including clinical trials and regulatory submissions. Along with supplying guaranteed research support, Beaufour Ipsen will pay us an up-front license fee, success-based milestone payments and royalties on future sales of licensed products. The collaboration will be overseen by a joint steering committee made up of representatives from both companies.

      Medicis Pharmaceutical Corporation. In August 2000, we entered into a multi-year development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVAC treatment, with Medicis Pharmaceutical Corporation, or Medicis. The agreement provides Medicis with exclusive rights to PVAC treatment in the United States and Canada. We are predominantly responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. PVAC treatment recently completed Phase II clinical trials for treating moderate to severe psoriasis. Medicis may be required to pay us license fees, research funding and milestone payments of up to $107 million under the terms of the agreement. We received a nonrefundable payment of $17 million and may receive development milestone payments of up to $35 million, and commercialization and cumulative net sales threshold milestone payments of up to $55 million. Additionally, Medicis may purchase inventory from us and pay a royalty on net sales of the product upon commercial sale of the product.

      Zenyaku Kogyo. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for researching and developing PVAC treatment. The agreement grants Zenyaku Kogyo exclusive rights to PVAC treatment in Japan. Under the terms of the agreement, we will receive license fees and research funding of up to $6 million, milestone payments based on successful clinical and commercial progress and a royalty stream on future product sales.

      Pharmaceutical Division of Japan Tobacco. Effective July 1999, we entered into a license and collaboration research agreement with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine and antibody-based products aimed at the preventing and/or treating lung cancer. We granted Japan Tobacco an exclusive license to develop and sell the vaccine products in North America, Japan and all other countries not previously exclusively licensed to Zambon Group. Japan Tobacco’s rights are co-exclusive with Zambon Group in China. We also granted Japan Tobacco an option to a nonexclusive license to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants. We also agreed to supply preclinical and clinical grade materials to Japan Tobacco in connection with the collaboration. Japan Tobacco may also elect to require us to supply commercial materials for products licensed to Japan Tobacco under the agreement.

      Under the agreement, we could receive over $40 million in license fees, research funding and clinical and commercial milestone payments. We received a $1 million payment in July 2001 as a result of our collaboration and license agreement with Japan Tobacco, to support our development of therapeutic lung cancer vaccines. The individual amounts of the milestone payments vary, depending on the milestones achieved and the types of products sold. We are also entitled to receive future royalties on all product sales, which royalties vary depending on the amount and type of products sold.

      Zambon Group. In May 1999, we entered into a collaboration agreement with Zambon Group for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer. We granted Zambon Group an exclusive license to develop and sell these vaccine products and therapeutic drug monitoring products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and a co-exclusive right in China. We also granted Zambon Group the non-exclusive right to formulate the vaccines in our microsphere delivery system with our proprietary protein adjuvants and agreed to supply preclinical and clinical-grade materials, as well as commercial materials, to Zambon Group in connection with the collaboration.

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

      GSK. Effective September 1998, we entered into a collaboration and license agreement with GSK’s wholly owned subsidiary, SmithKline Beecham plc. This agreement replaced and significantly expanded the scope of our then-existing agreements with SmithKline Beecham Manufacturing and SmithKline Beecham Biologicals. Under the agreement, GSK holds an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership, rights are co-exclusive with us in Japan with respect to tuberculosis.

      Under the collaboration and license agreement, GSK is obligated to pay for work that is performed under:

•	our cancer antigen discovery programs in breast, colon, ovarian and prostate cancer;

•	our Her-2/neu breast and ovarian cancer vaccine program;

•	our mammaglobin breast cancer vaccine program;

•	our infectious disease antigen discovery programs in Chlamydia pneumoniae, Chlamydia trachomatis and Mycobacterium tuberculosis; and

•	one additional antigen discovery program in a disease field to be agreed upon.

      For certain of these disease areas, GSK also holds license rights to develop, manufacture and sell passive immunotherapy products, such as T cell or antibody therapeutics, and therapeutic drug monitoring products.

      Under the agreement, GSK is obligated to fund $43.6 million for work to be performed during the initial four-year term of the agreement in the above programs. We and GSK may mutually agree to extend the research and development programs beyond the initial four-year term. Pursuant to the agreement, GSK purchased 427,807 shares of our common stock at a premium to its fair market value. The initial equity investment combined with the discovery program payment results in aggregate funding to us of $46.1 million during the first four years of the agreement. In addition, under the agreement, we have an outstanding loan in the amount of $5 million, which amount, together with all accrued unpaid interest is due on September 1, 2003. At GSK’s option, GSK may choose to receive the outstanding principal and accrued unpaid interest in cash or shares of our common stock at an undisclosed premium to our then-current fair market value. To the extent that clinical and commercial milestones in the programs are achieved, we are entitled to receive additional payments, which in the aggregate could exceed $150 million. The individual amounts of such payments vary, depending on the milestones achieved and the types of product sold. We are also entitled to receive future royalty payments on all product sales, which royalties vary depending on the types of products sold.

      Schering-Plough. In 1998, we entered into a worldwide license granting exclusive marketing rights for our MELACINE vaccine to Schering-Plough. In addition to license fees, Schering-Plough will pay us transfer payments for supplies of MELACINE vaccine and will be entitled to royalties upon commercial sale of MELACINE vaccine. See “Our Product Pipeline and Development Status — Cancer — MELACINE vaccine” for a discussion of the clinical trial status of this vaccine.

      Organon. In 1996, we entered into a product development and license agreement with Organon, the pharmaceutical division of the Akzo-Nobel Group. The Organon partnership targets the development of an ANERGIX.RA™complex that incorporates Organon’s proprietary RA peptide into our ANERGIX® complex. We have completed a Phase I/ II clinical trial of ANERGIX.RA in patients with moderate to severe RA. Under the terms of the product development and license agreement, Organon will pay the majority of current clinical trials costs and in the event of our success, Organon will pay us milestone and royalty payments. Effective January 3, 2001, we amended and restated the agreement to cover the continued development of the recombinant form of our ANERGIX.RA complex treating RA. Under the terms of the amended agreement, Organon and Corixa will share ANERGIX.RA complex project costs through Phase II clinical trial and will also share profits in the event of product sales. We retain the option to co-promote ANERGIX.RA with Organon in the United States.

Adjuvants and Delivery Systems

      Autoimmune Disease. We have granted rights to two of our corporate partners to use MPL adjuvant in products to treat and prevent allergies. Our partners are ATL, under a 1996 license and supply agreement, and SmithKline Beecham plc, under a 1999 license and supply agreement. Under each of these agreements, we will receive annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the applicable agreement. We will also receive supply payments for clinical and commercial quantities of MPL adjuvant and royalties on any commercial sales of approved allergy vaccines. In October 2001, we licensed our RIBI-529 adjuvant to Wyeth-Lederle Vaccines for use in developing a vaccine to treat an undisclosed autoimmune disease.

      Cancer. In 1995, we entered into a license and supply agreement granting GSK a nonexclusive, worldwide license to use MPL adjuvants in cancer vaccines. Under the agreement GSK has an option to obtain exclusivity in connection with a limited number of GSK’s proprietary cancer antigens. GSK will pay us an annual license fee and milestone payments for each GSK vaccine incorporating MPL adjuvant that is submitted for regulatory review. GSK will also pay us milestone payments upon any regulatory approval of such vaccines. In addition to transfer payments for commercial quantities of MPL adjuvant, GSK will pay us royalties on any commercial sales of vaccines that incorporate MPL adjuvant.

      In 1990, we entered into a collaboration with Biomira covering the use of one of our formulations of ENHANZYN adjuvant, DETOX B-SE adjuvant, in Biomira’s Theratope vaccines for the potential treatment of breast, lung and gastrointestinal cancers. In 1996, Biomira announced that final Phase II clinical data demonstrated that its Theratope vaccine for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. In November 1998, Biomira announced the start of a pivotal Phase III clinical trial to evaluate the effectiveness of Theratope vaccine in treating metastatic breast cancer. Under our agreement with Biomira, Biomira will purchase the ENHANZYN adjuvant exclusively from us at an agreed upon transfer price.

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

      We and GSK are party to a third infectious disease vaccine license agreement, effective December 31, 1996, under which we granted GSK rights to use MPL adjuvant in an additional group of vaccines against infectious diseases, including tuberculosis. The license is exclusive for human papilloma virus vaccines, co-exclusive for tuberculosis vaccines, and nonexclusive license for specified additional infectious disease vaccines. In addition to annual license fees, GSK will pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating MPL adjuvant.

      We are also a party to a license agreement and related supply agreement, that was amended and restated effective October 29, 2001, with American Home Products Corporation, acting through the Wyeth-Lederle Vaccines business unit of its Wyeth-Ayerst Laboratories division. Under the amended and restated license agreement we granted Wyeth-Lederle co-exclusive use of MPL adjuvant in certain infectious disease fields licensed co-exclusively to SmithKline Beecham under our 1992 agreement with SmithKline Beecham, as well as adding new infectious disease fields. Under the supply agreement, we will provide commercial quantities of MPL adjuvant for use in any vaccines that Wyeth-Lederle may develop under the license agreement. The agreements with Wyeth-Lederle provide that Wyeth-Lederle will pay us an annual license fee until a threshold level of earned royalties is met, transfer payments for supplies of MPL adjuvant and annual minimum and earned royalty payments when commercial sale of vaccines are made. The agreement includes access to an oil-based formulation of MPL. The amended and restated agreement also grants Wyeth Lederle Vaccines the right to include our Ribi-529 adjuvant in vaccines to prevent or treat a variety of diseases, including certain infectious diseases and one autoimmune disease.

Monoclonal Antibody-Based Therapeutics

      Amersham. In October 2001, we entered into an agreement whereby Amersham Health will market BEXXAR in Europe. We and Amersham Health will cooperate to register the product in Europe. We will be responsible for the generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of radiolabeled antibody in the territory. Under the terms of a stock purchase agreement with Amersham Health, at our option, we may choose to sell up to $10 million of additional shares of Corixa common stock to Amersham Health at fair market value, which is determined according to the average of the closing prices of our common stock over a specified period surrounding the date of issuance. Upon execution of the agreement Amersham purchased 271,343 shares of our common stock at a price of $18.43 per share, which represented a forty percent premium of approximately $1.4 million to the then current market value of our common stock. In addition, Amersham Health will pay us multi-million dollar milestone payments upon regulatory approval in the territory as well as million dollar milestone payments based on achievement of certain sales volume targets. Amersham Health will pay us royalties on all future product sales in Europe.

      Medarex. In June 2000, we entered into a collaboration with Medarex, Inc., or Medarex, to discover and develop human monoclonal antibodies against selected targets from our library of proprietary autoimmune disease, cancer and infectious disease antigens. Medarex will contribute its HuMAb-Mouse technology to the multi-year collaboration, which is targeted to generate, screen and characterize fully human monoclonal antibodies directed against our antigens. We, and in some cases, Medarex, will then be responsible for determining whether the characterized antibodies have an immunotherapeutic effect in tissue culture experiments and in animal models of human disease. Under the agreement, when we and Medarex determine antibodies to be worthy of clinical investigation, a closed auction will be held between the two parties for the rights to develop the specific antibody-based product. The party that obtains the right to develop and commercialize a particular product candidate will pay the other party an up-front fee, milestones based on clinical development, and royalties on any product sales.

      Abgenix. In March 2000, we entered into a collaboration with Abgenix, Inc. to discover and develop human monoclonal antibodies against selected targets from our library of proprietary autoimmune disease, cancer and infectious disease antigens. Under the agreement, when we and Abgenix determine antibodies to be worthy of clinical investigation, a closed auction will be held between the two parties for the rights to develop the specific antibody-based product. The party that obtains the right to develop and commercialize a particular product candidate will pay the other party an up-front fee, milestones based on clinical development, and royalties on any product sales.

      GlaxoSmithKline. As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK for the development and commercialization of BEXXAR, which has completed Phase III clinical trials in the United States and is the subject of a BLA currently under review by the FDA for the treatment of NHL. Under the agreement as amended in April 2000, we and GSK agreed to co-promote BEXXAR in the United States following regulatory approval, with each company fielding its own sales force and both companies sharing profits equally. The agreement was amended in April 2000 to reduce GSK’s territory under the agreement to the United States. Under the terms of the amended agreement, Corixa and GSK will jointly market and sell BEXXAR in the United States following regulatory approval and the two companies will share profits and losses equally. The agreement provides for the sharing of certain costs related to clinical and manufacturing development activities. Under the agreement, at our option, we may choose to pay the outstanding principal amount of $15 million together with all accrued unpaid interest in cash or shares of Corixa common stock valued at the closing price of Corixa common stock on the last trading day preceding the payment date to GSK.

      In our current vaccine collaboration and license agreement with GSK, as well as in our agreement with Zambon and the pharmaceutical division of Japan Tobacco, our partners have either an option, license or the right to develop novel antigens discovered under the respective collaboration as targets for therapeutic monoclonal antibodies. If therapeutic monoclonal antibodies are developed, we will receive additional funding, milestone payments and royalties on such products. In accordance with the terms of our vaccine collaboration and license agreement with GSK, certain antibody targets in prostate and breast cancer have been licensed to GSK.

Antigen-Based Diagnostic Products

      We have entered into and intend to continue to pursue corporate partnerships in the fields of cancer and infectious disease diagnostics to complement our therapeutic research efforts and to expand our scientific platform. We have established corporate partnerships for the development of diagnostic products for infectious diseases with several diagnostic companies. Under these arrangements, we generally grant a nonexclusive license to our antigens for use in specified infectious disease indications and diagnostic product formats. In exchange, we generally receive the respective corporate partner’s agreement to make certain payments upon achieving development milestones, a commitment to purchase a minimum number of reagents and an agreement to pay royalties on any product sales. In connection with our current vaccine collaboration and license agreement with GSK and the Zambon Group collaboration agreement, we granted each of our partner’s rights to diagnostic products for monitoring patient eligibility and response to therapy in connection with the therapeutic products that may be developed under those agreements. Under our vaccine collaboration and license agreement, GSK also holds a right of first refusal on other diagnostic applications.

Other Partnered Programs

      Cancer Gene Therapy. In August 1999, we entered into a license agreement with Introgen, pursuant to which we granted an exclusive worldwide license to MDA-7, a tumor suppressor gene that we in-licensed from Columbia University, for use in gene therapy. MDA-7 may enhance cancer treatment options and may be utilized synergistically with the existing therapeutic approaches of surgery, chemotherapy and radiotherapy. Under the terms of the agreement, we granted Introgen an exclusive, worldwide license, to the MDA-7 gene for use in all gene therapy applications with the right to sublicense. In exchange for the exclusive license and the research and development services that we performed for Introgen prior to executing the agreement, Introgen paid us an up-front license fee, and may be required to pay us milestone payments, research and development payments and royalties on potential product sales. Introgen is currently testing MDA-7 in Phase I adenoviral gene therapy trial.

      Adoptive Immunotherapy Products. In March 1999, we entered into a research agreement with IDRI, pursuant to which it has provided us $12.0 million in grant funding over a three year term to fund research and development of adoptive immunotherapy products for treating cancer. The agreement grants us ownership of all intellectual property and product rights that we develop. We will be required to pay IDRI a percentage of proceeds that we receive in connection with adoptive immunotherapy products resulting from the research and development funded by IDRI.

      Animal Health Products. In March 1996, we entered into a license and research agreement pursuant to which we granted Heska an exclusive worldwide license to use leishmaniasis-based technologies in certain of Heska’s companion animal products, including LeIF as a vaccine adjuvant and a stand-alone vaccine against canine leishmaniasis. In addition, we granted Heska a license to our diagnostic leishmania antigen, K39, for use in detecting canine leishmaniasis. The worldwide K39 license is exclusive, except in Central and South America. Heska paid an up-front license fee and agreed to make future payments when it achieved certain development milestones, as well as royalty payments on any product sales. In December 1997, Heska announced commercial availability of the first product, a diagnostic test for use in clinical laboratories, and paid us a corresponding milestone payment. In 2001, we amended and restated our agreement with Heska to transfer the canine leishmaniasis vaccine rights to Novartis and continue the K39 diagnostic license for canine leishmaniasis with Heska.

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

      Incyte Genomics, Inc. In February 2000, we entered into a collaborative agreement with Incyte Genomics, Inc, (formerly Incyte Pharmaceuticals) a California-based genomics company. Under the agreement, we gained access to Incyte’s LifeSeq databases of expressed human genes. Some of these gene sequences may be useful in our antigen-based vaccines. Under the terms of the agreement, we have the right to obtain licenses under Incyte patents and patent applications covering sequences in Incyte’s LifeSeq database. Under these licenses we would be required to pay license fees and royalties to Incyte.

      SR Pharma plc. In December 1998, we entered into an exclusive worldwide license agreement with Stanford Rook, or SR Pharma, pursuant to which SR Pharma granted us rights to its M. vaccae-related intellectual property in connection with the development and commercialization of PVAC(TM )treatment for treating psoriasis, RA, MS and diabetes. We also were granted an option to certain additional autoimmune disease fields which we exercised at the end of 2000. Under the license agreement, we agreed to pay SR Pharma license fees, milestone payments and a percentage of any revenues that we receive from product sales. Pursuant to a February 1999 amendment to the agreement SR Pharma granted us manufacturing rights. In February 1999, we also entered into a non-exclusive worldwide license agreement with SR Pharma pursuant to which SR Pharma granted us rights under its M. vaccae-related intellectual property for the manufacture, development and commercialization of specified M. vaccae-derived products for use as adjuvants in our proprietary vaccines other than tuberculosis vaccines.

      ImmGenics Pharmaceuticals. In November 1998, we entered into an exclusive agreement with ImmGenics Pharmaceuticals, or ImmGenics, to utilize ImmGenics’ proprietary Selected Lymphocyte Antibody Method technology to develop therapeutic and diagnostic monoclonal antibodies specific to our proprietary antigens in cancer and infectious disease. Under the agreement, we will make research and development payments to ImmGenics and, if ImmGenics achieves certain milestones, we will make additional milestone payments and royalty payments on future product sales. Our agreement with ImmGenics continues to be in effect following the acquisition of ImmGenics by Abgenix.

      Genesis Research and Development. In January 1998, we entered into a collaborative research and development agreement with Genesis Research and Development to develop and commercialize the M. vaccae-derived product, PVAC treatment, for psoriasis. Under the agreement, we will share the costs of product development and the revenue received related to PVAC treatment with Genesis. If one party incurs more than 50% of product development costs, that party will receive a pro rata increased portion of revenues related to product sales. Under the agreement, Genesis also granted us an exclusive worldwide right to develop the M. vaccae-derived product for certain other autoimmune diseases, including RA, MS and diabetes. We also entered into a separate agreement with Genesis, effective in January 1998, to research and develop M. vaccae-derived products as vaccine adjuvants. Under the agreement Genesis granted us an exclusive license to use these adjuvant products in our proprietary vaccines. Our chairman and chief executive officer is a member of Genesis’ board of directors.

      Infectious Disease Research Institute. In September 1994, we entered into a research services and intellectual property agreement with IDRI, a not-for-profit, private research institute. Under this agreement, as amended and restated effective January 1997, we agreed to provide IDRI with research funding and administrative and facilities support, including use of a limited amount of our research laboratory space. IDRI pays us a services fee for the administrative and facilities support that we provide and rent for the use of laboratory space. Our funded research that IDRI performs is in the area of infectious disease. Under the agreement, IDRI must disclose to us all significant developments relating to information or inventions discovered at IDRI. Under the research services and intellectual property agreement, we will own, on a royalty-free basis, all of IDRI’s interest in inventions and patent rights arising out of the research IDRI performs with our funding during the term of the agreement (other than inventions and patent rights arising out of research that is or in the future may be funded by certain governmental or not-for-profit organizations). With respect to rights arising out of research funded by governmental and not-for-profit organizations, IDRI granted us a royalty-bearing, worldwide, perpetual license, exclusive except as to rights held by the governmental or not-for-profit organizations. In late 1999, IDRI relocated to facilities outside of our facilities. Since this move, we have provided only limited services to IDRI.

      Other License Agreements. Additionally, we are party to other exclusive license agreements with academic institutions, including:

•	the University of Washington for the use of Her-2/neu technology in all fields;

•	Washington University in St. Louis, Missouri for the use of mammaglobin, a breast cancer-related gene and protein, for prophylactic and therapeutic treatment and diagnosis of adenocarcinoma;

•	Health Research for the use of a proprietary mouse model for human cancer;

•	Pharma Pacific Pty. Ltd. and affiliates for interferon receptor technology;

•	Catholique Universite do Louvain, Belgium for intellectual property underlying TAP pro-drug technology;

•	Kyowa Hakko Kogyo Co., Ltd. for certain ultrapotent compounds;

•	Dana-Farber Cancer Institute for the use of the anti-B1 antibody used in BEXXAR® therapy and for certain microsphere technology;

•	University of Michigan for the use of BEXXAR;

•	Massachusetts Institute of Technology for the use of WT-1, a leukemia-related gene and protein, in therapeutic applications; and

•	Southern Research Institute, or SRI, for use of certain microsphere technology.

      Some of these agreements require us or other parties to achieve certain performance obligations in order to retain rights under the agreements or require us to make payments in order to obtain or maintain rights to the subject technology.

Patents and Proprietary Technology

      Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of December 31, 2001, we owned, had licensed or had options to license 185 issued U.S. patents that expire at various times between May 2002 and November 2019, and 380 pending U.S. patent applications.

      Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. The risks and uncertainties that we face with respect to our patents and the patents licensed to us include the following:

•	the pending patent applications that we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents that issue may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us;

•	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and

•	other companies may design around our patented technologies.

      We have licensed several patent applications from SRI related to our microsphere encapsulation technology. Two of these patent applications are currently the subject of opposition proceedings before the European Patent Office. In one of the oppositions, the European Patent Office has revoked a previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will ultimately prevail in this or any other opposition proceeding.

      On September 10, 2001 IDEC Pharmaceuticals, Inc., or IDEC, filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of non-Hodgkin’s lymphoma. On September 12, 2001 we and GSK filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes Corixa’s U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of non-Hodgkin’s lymphoma. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001 we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the U.S. District Court, Southern District of California. By way of order of February 25, 2002, the Delaware District Court has ordered the case transferred to the U.S. District Court, Southern District of California.

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

      Subject to the effect of the American Inventors Protection Act of 1999, patent applications in the United States are presently maintained in secrecy until patents are issued. Patent applications in certain foreign countries generally are not published until many months or years after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. Accordingly, we cannot be certain that we or one of our corporate partners was the first to invent the subject matter covered by any patent application or that we or one of our corporate partners was the first to file a patent application for any such invention.

      Our success also depends in part on our ability to protect trade secrets that are not patentable or for which patents are difficult to enforce. To protect our proprietary rights, we rely primarily on confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements and research agreements. Nevertheless, other companies may inadvertently develop similar or alternative technologies or duplicate our technologies that are not protected by patents or otherwise obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach.

      Our success also depends in part on our ability to gain access to third party patent and proprietary rights and to operate our business without infringing on third party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses at all.

      We try to protect our trademarks by filing for U.S. and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. Our registered trademarks, MPL® and MELACINE®, are currently the subjects of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL or MELACINE in Europe.

Government Regulation

      Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

      The regulatory process, which includes extensive preclinical studies and clinical trials of each clinical candidate in order to study its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. We cannot assure you that the clinical trials of our product candidates under development will demonstrate the safety and efficacy of those product candidates to the extent necessary to obtain regulatory approval.

      The nature and extent of the governmental premarket review process for our potential products will vary, depending on the regulatory categorization of particular products. We believe that the FDA and comparable regulatory bodies in other countries will regulate our vaccine and other immunotherapeutic products and related pharmaceutical products as biologics. The necessary steps before a new biological product may be marketed in the United States ordinarily include:

•	preclinical laboratory and animal studies;

•	submission to the FDA of an IND, which must become effective before clinical trials may commence;

•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of a BLA; and

•	FDA review and approval of the BLA before the product is commercially sold or shipped.

      Preclinical tests include evaluating the product in the laboratory, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of preclinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. The IND will automatically become effective 30 days after the FDA receives it, unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the FDA’s satisfaction before the trials may proceed. If the FDA raises concerns, we may be unable to resolve the proposed protocol to the FDA’s approval in a timely fashion, if at all. In addition, the FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency.

      Clinical trials involve administering the product to healthy volunteers or to patients being supervised by a qualified principal investigator. Clinical trials must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board at the institutions at which the trial will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. The institutional review board may require changes in a protocol, which may delay initiation or completion of a study.

      Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the product is introduced into healthy human or patients, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to:

•	determine the efficacy for specific, targeted indications;

•	determine dosage tolerance and optimum dosage; and

•	further identify possible adverse reactions and safety risks.

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

      The results of pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA for approval of the manufacture, marketing and commercial shipment of the product. The testing and approval process is likely to require substantial time, effort and resources, and we may be unable to obtain approval on a timely basis, if at all. Regarding any BLA, the FDA may take a number of actions, including:

•	deny the BLA if applicable regulatory criteria are not satisfied;

•	require additional testing or information; or

•	require postmarket testing and surveillance to monitor the safety or efficacy of the product.

      Delays in obtaining regulatory approvals:

•	would adversely affect the marketing of any product we develop;

•	could impose significant additional costs on us;

•	would diminish any competitive advantages that we may attain; and

•	could adversely effect our ability to receive royalties and generate revenues and profits.

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

      Any diagnostic products developed by us or our corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness:

•	Class I — (general controls) — e.g., labeling, premarket notification and adherence to Good Manufacturing Practices, or GMP, and quality system regulation, or QSR;

•	Class II — (general controls and special controls) — e.g., performance standards and postmarket surveillance; and

•	Class III — (premarket approval).

      Before a new device can be marketed, its manufacturer generally must obtain marketing clearance through either a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application, or PMA. A 510(k) clearance typically will be granted if a company establishes that its device is “substantially equivalent” to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of a PMA. A 510(k) clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical trials. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the PMA process. An FDA determination of “not substantially equivalent,” a request for additional information, or the requirement of a PMA could delay market introduction of products that fall into this category. Furthermore, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of any device, cleared through the 510(k) process would require new 510(k) submissions.

      If a device does not qualify for the 510(k) premarket notification procedure, a company must file a PMA. The PMA requires more extensive pre-filing testing than required for a 510(k) premarket notification and usually involves a significantly longer review process. A PMA must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate the device’s safety and efficacy. If clinical trials are required, and the device presents a “significant risk,” an investigational device exemption application must be filed with the FDA and become effective prior to the commencement of clinical trials. If the device presents a “nonsignificant risk” to trial subjects, clinical trials may begin on the basis of appropriate institutional review board approval. Clinical investigation of medical devices may involve risks similar to those involved in the clinical investigation of pharmaceutical products.

      A PMA may be denied if applicable regulatory criteria are not satisfied, and the FDA may impose certain conditions upon the applicant, such as postmarket testing and surveillance. The PMA review and approval process can be expensive, uncertain and lengthy, and approvals may not be granted on a timely basis, if at all.

      Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with detailed FDA regulations governing GMP. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

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

      Our research and development involves the controlled use of hazardous chemicals, radioactive and biological materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and related waste products including, among others, the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, Title III of the Superfund Amendments and

Reauthorization Act (Community Right-to-Know and Emergency Response Act), national restrictions on technology transfer, federal regulations on the protection of human subjects in clinical studies, the protection of animal welfare in preclinical studies, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time Congressional committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications. Although we believe that our safety procedures for handling, storing and disposing of these materials and related waste comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and this liability could exceed our resources.

Competition

      The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent autoimmune diseases, cancer and infectious diseases, including:

•	pharmaceutical companies;

•	biotechnology companies;

•	academic institutions; and

•	other research organizations.

Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all.

      IDEC’s product, ZEVALIN, received FDA approval for commercial sale in the United States in February 2002. ZEVALIN has been approved for the treatment of NHL, the indication for which we are seeking approval to sell BEXXAR in the U.S. Consequently, IDEC could have a significant advantage over Corixa in sales and marketing of ZEVALIN due to the fact that ZEVALIN has progressed further in the regulatory approval process than BEXXAR.

      Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, preclinical and clinical development, obtaining regulatory approval and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring and developing technologies complementary to our programs. We face competition with respect to:

•	product efficacy and safety;

•	timing and scope of regulatory approvals;

•	availability of resources;

•	reimbursement coverage;

•	product price; and

•	patent position.

      Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

•	advance our technology platforms;

•	license additional technology;

•	maintain a proprietary position in our technologies and products;

•	obtain required government and other public and private approvals on a timely basis;

•	availability of reimbursement from third-party payors;

•	attract and retain key personnel; and

•	enter into corporate partnerships.

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

      However, our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product, or in producing clinical-grade or commercial amounts of our proprietary antigen-based products, including recombinant proteins or antibodies. Although we currently manufacture limited quantifies of some antigens and several adjuvants, and are capable of clinical GMP manufacturing of both adjuvants and some finished vaccine products, we intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. We expect this strategy to:

•	accelerate the scale-up of manufacturing processes to commercial scale;

•	reduce initial capital investment;

•	result in competitive manufacturing costs; and

•	provide access to a wide range of manufacturing technologies.

      We intend to use contract manufacturers for most of the preclinical and clinical requirements for BEXXAR and for all of our commercial needs with respect to BEXXAR. Our collaboration agreement with GSK provides for GSK participation in the planning, management and funding of manufacturing development. We have entered into an agreement with Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce bulk Anti-B1 antibody, a key component for BEXXAR, for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill/finish and packaging services. We have committed to minimum order quantities of the Anti-B1 antibody from BI Pharma KG. The maximum penalty that we would be required to pay if we did not place orders to purchase any antibody from BI Pharma KG is approximately $4.4 million. BI Pharma KG has limited experience producing, labeling and packaging the Anti-B1 antibody, and they may be unable to produce our requirement in commercial quantities or with acceptable quality.

      We have entered into an agreement with MDS Nordion., or Nordion, for radiolabeling the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. Under our agreement with Amersham Health, Amersham will be responsible for radiolabling the Anti-B1 Antibody and distributing the product in Europe. However, neither Nordion nor Amersham may be unable to produce sufficient radiolabeled antibodies to meet our clinical requirements and, if BEXXAR is approved and is successful in the market, our commercial requirements for the respective territories.

      If the FDA approves BEXXAR for marketing, we expect that production for commercialization will consist of (i) producing bulk Anti-B1 Antibody by BI Pharma KG, (ii) filling and labeling of individual product vials with Anti-B1 Antibody by another third-party supplier and/or BI Pharma KG, and (iii) radiolabeling of Anti-B1 Antibody at Nordion. Although we plan to develop additional suppliers of these services, we expect to rely on our current suppliers for all or a significant portion of our requirements for BEXXAR for the foreseeable future. We are aware of only a limited number of manufacturers capable of producing the Anti-B1 antibody in commercial quantities or radiolabeling the antibody with the (131)I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer and could involve significant expense. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in our existing or planned contractual relationships with, or interruption in supply from, our producer of unlabeled antibody or our radiolabeler would harm our ability to complete our ongoing clinical trials and to market BEXXAR, if approved.

      We believe that it is possible that any products we may develop in our TAP pro-drug program may be capable of being produced with standard chemical synthesis processes and if so, we may utilize our manufacturing facility in Montana or third parties to meet clinical trial and any commercial requirements for any such potential products. If we determine not to manufacture potential TAP pro-drug products ourselves, we will need to contract with other companies to manufacture. We cannot assure you that we will be successful in manufacturing such potential products at our Montana manufacturing facility or that we will enter into agreements in a timely manner or under acceptable terms or that the material produced under the agreements will be suitable for human use.

Marketing and Distribution

      As a result of our acquisition of Coulter, we acquired a direct sales force and marketing personnel in preparation for the launch of BEXXAR. However, our ability to market BEXXAR, if approved, will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force, as well as GSK’s performance under our BEXXAR collaboration agreement. Additionally, in an effort to minimize expenses during the delay in approval of BEXXAR, we entered into an agreement with Nycomed Amersham Imaging in which our U.S. sales force will co-promote Nycomed Amersham’s METASTRON® in exchange for financial incentives based on specific sales levels.

      The unique properties of BEXXAR therapy require tightly controlled distribution of the product. Due to its radioactive component, BEXXAR is shipped in shielded containers and must arrive at its destination within 24 - 48 hours of production. BEXXAR must also be temperature controlled during shipment. We will rely on many third party suppliers to process orders and to package, store and ship BEXXAR. We are working with suppliers to establish a commercial-scale system for the product that will minimize risk and loss of inventory and provide efficient service to customers in the event BEXXAR is approved for commercial sale. These third party suppliers may be unable to handle BEXXAR in a manner that will minimize loss of or damage to inventory. We have entered into a contract for storing and shipping of BEXXAR in the United States. We are negotiating other contracts for handling of BEXXAR before it is delivered to the customer. We may be unable to maintain or establish relationships with third parties or build in-house distribution capabilities requirements for North America.

      We and Amersham Health have agreed to register BEXXAR in Europe for the treatment of certain types of NHL, a cancer of the white blood cells, and that Amersham Health will market BEXXAR in Europe. We will be responsible for generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of BEXXAR in Europe. BEXXAR will be registered by Amersham Health under a different trade name in Europe. We may be unable to attain market approval in Europe. Following potential European approval, we may be unable to maintain or establish relationships with third parties to effectively commercialize BEXXAR in Europe.

Employees

      As of December 31, 2001, we had 496 employees, 112 of whom hold degrees at the doctorate level. Of these employees, 305 are engaged in, or directly support research and development activities, 19 are in production, 33 are in sales and marketing and 139 are in administration and business development positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good. In March 2001, we reduced total headcount by approximately 15%.

Item 2.     Properties

      We currently operate at three sites. Our headquarters are in Seattle, Washington, where we lease approximately 85,000 square feet of laboratory, discovery, research and development, manufacturing and general administration space. We maintain an additional 98,000 square feet of laboratory, research and development, and general administration space in South San Francisco, California and will be completing construction of approximately 48,000 additional square feet. In addition, we own a 35 acre complex near Hamilton, Montana which includes a 60,000 square foot building containing laboratory, pilot plant, commercial manufacturing, marketing and administrative facilities. The lease for the Seattle facility expires in January 2005, with an option to renew for two additional five-years periods. The lease for the South San Francisco facility expires in 2010, with an option to renew for two additional five-years periods. We believe our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

Item 3.     Legal Proceedings

      On September 10, 2001 IDEC Pharmaceuticals, Inc., or IDEC, filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of non-Hodgkin’s lymphoma. On September 12, 2001 we and GSK filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes Corixa’s U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of non-Hodgkin’s lymphoma. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001 we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the U.S. District Court, Southern District of California. By way of order of February 25, 2002, the Delaware District Court has ordered the case transferred to the U.S. District Court, Southern District of California.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price range of common stock

      Our common stock has been quoted on Nasdaq under the symbol “CRXA” since our initial public offering in October 1997. Prior to this date our common stock did not trade publicly.

      The following table shows our high and low sales prices of our common stock as quoted on Nasdaq for each of the quarters indicated.

	High	Low

2000
First Quarter	70.13	17.25
Second Quarter	47.44	22.88
Third Quarter	53.63	31.75
Fourth Quarter	51.94	20.00
2001
First Quarter	30.13	7.06
Second Quarter	22.50	6.25
Third Quarter	17.91	6.87
Fourth Quarter	16.90	9.50
2002
First Quarter (through February 22)	16.00	9.75

      On February 22, 2002, the last reported sales price of our common stock on Nasdaq was $10.54 per share. As of February 22, 2002 we had 1,456 holders of record of our common stock.

Dividend Policy

      We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Recent Issuance of Unregistered Securities

      On December 29, 2001 in connection with our Preferred Stock dividend to Castle Gate LLC, we issued 73,299 shares of our common stock with a fair market value of approximately $1.1 million as payment of our preferred stock dividend. We issued the shares in a private placement exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, or the Securities Act.

      On December 3, 2001 we entered into a financing agreement with BNY Capital Markets, Inc., or CMI, providing for the potential future issuance of shares of our common stock. In consideration for the services of Shoreline Pacific, LLC, or Shoreline, as placement agent in connection with the equity line facility, we issued warrants to purchase an aggregate of 100,000 shares of our common stock to certain employees of Shoreline. We issued the warrants in a private placement exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

      Of the warrants issued to the Shoreline employees, warrants to purchase an aggregate of 50,000 shares of our common stock may be exercised at any time after issuance and before December 3, 2006, warrants to purchase an aggregate of 25,000 shares of our common stock may be exercised at any time after December 3, 2002 and before December 3, 2007 and warrants to purchase the remaining 25,000 shares of our common stock may be exercised at any time after December 3, 2003 and before December 3, 2008.

      The exercise prices for the warrants are as follows:

•	an aggregate of 50,000 shares at an exercise price of $15.49 per share;

•	an aggregate of 25,000 shares at an exercise price equal to the average of the closing prices of our common stock on Nasdaq for the fifteen trading days immediately preceding and the fifteen trading days immediately succeeding and including December 3, 2002; and

•	an aggregate of 25,000 shares at an exercise price equal to the average of the closing prices of our common stock on Nasdaq for the fifteen trading days immediately preceding and the fifteen trading days immediately succeeding and including December 3, 2003.

      The exercise prices are subject to customary anti-dilution adjustments upon such events as a split or subdivision of our common stock or a dividend payable in common stock or any similar event.

      The warrant holders are entitled to a “cashless exercise” option. This option entitles the warrant holder to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be issued would be determined by a formula based on the total number of shares to which the warrant holder is entitled, the fair market value of the common stock on the date of exercise and the applicable exercise price of the warrants.

      On October 29, 2001 in connection with our collaboration agreement with Amersham Health, we issued 271,343 shares of our common stock for an aggregate purchase price of $5 million. The common stock was purchased at a forty percent premium to the current market value of our common stock. We issued the shares in a private placement exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Collaborative agreements	$55,128	$34,643	$25,035	$17,003	$13,390
Government grants	2,937	2,331	1,463	1,267	977

Total revenue	58,065	36,974	26,498	18,270	14,367
Operating expenses:
Research and development	138,621	61,911	41,962	27,436	16,398
Sales, general and administrative	22,361	6,694	3,743	2,672	2,033
Intangible amortization	57,625	4,499	587	—	—
Acquired in-process research and development	—	629,700	37,637	12,021	—

Total operating expenses	218,607	702,804	83,929	42,129	18,431

Loss from operations	(160,542)	(665,830)	(57,431)	(23,859)	(4,064)
Interest and other income, net	12,505	4,999	2,673	2,543	1,388

Loss before cumulative effect of change in accounting principle	(148,037)	(660,831)	(54,758)	(21,316)	(2,676)
Cumulative effect of change in accounting principle	—	(6,338)	—	—	—

Net loss	(148,037)	(667,169)	(54,758)	(21,316)	(2,676)
Preferred stock dividend	(1,730)	(9,887)	(6,008)	—	—

Net loss applicable to common stockholders	$(149,767)	$(677,056)	$(60,766)	$(21,316)	$(2,676)

Basic and diluted loss per share before cumulative effect of change in accounting principle(1)	$(3.66)	$(32.00)	$(3.91)	$(1.75)	$(0.55)
Cumulative effect of change in accounting principle per share	—	(0.30)	—	—	—

Basic and diluted net loss per common share(2)	$(3.66)	$(32.30)	$(3.91)	$(1.75)	$(0.55)

Shares used in computation of basic and diluted net loss per common share	40,961	20,961	15,528	12,172	4,891

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss			$(54,042)	$(28,370)

Net loss per common share			$(3.87)	$(2.33)

(1)	Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees. See Note 1 of Notes to Consolidated Financial Statements.

(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of the number of shares and the method used to calculate basic and diluted net loss per share.

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$121,064	$197,078	$45,553	$45,141	$56,318
Working capital	53,946	146,844	20,919	36,979	53,962
Total assets	367,382	504,334	92,480	61,184	61,807
Long-term obligations, less current portion	27,657	33,422	11,426	11,835	6,924
Redeemable common stock	2,000	2,000	2,000	—	—
Accumulated deficit	(903,242)	(755,205)	(88,036)	(33,278)	(11,962)
Total stockholders’ equity	281,765	404,575	58,781	42,184	51,285

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report and contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed in “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” below.

Overview

      Our goal is to be a leader in the development and commercialization of products to prevent, treat or diagnose autoimmune diseases, cancer and infectious diseases. Our strategy consists of integrating our core antigen, monoclonal antibody, adjuvant, antigen delivery and tumor-activated, or TAP pro-drug technologies into a strong product pipeline. To implement this strategy, we develop select technologies and potential products ourselves and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the years ended December 31, 2001, 2000 and 1999, approximately 95%, 94% and 94%, respectively, of our revenue resulted from collaborative agreements, and approximately 5%, 6% and 6%, of our revenue resulted from funds awarded through government grants. As of December 31, 2001, we had total stockholders’ equity of $281.8 million.

      We have entered into, and intend to continue to enter into, collaborative agreements at various stages in the research and development process. We believe that this active corporate partnering strategy provides four distinct advantages:

•	it focuses on our fundamental strength in immunotherapeutic product discovery and selected product development;

•	it capitalizes on our corporate partners’ strengths in product development, manufacturing and commercialization;

•	it may enable us to retain significant downstream participation in product sales; and

•	it reduces our financing requirements.

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

      We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue.

      Our material collaborative agreements include the following:

•	Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health will market BEXXAR in Europe. We and Amersham Health will cooperate to register BEXXAR in

Europe. We will be responsible for the generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of BEXXAR in Europe. Under the terms of a stock purchase agreement with Amersham Health, at our option, we may choose to sell up to $10 million of additional shares of Corixa common stock to Amersham Health at fair market value, which is determined according to the average of the closing prices of our common stock over a specified period surrounding the date of issuance. Upon execution of the agreement Amersham Health purchased 271,343 shares of our common stock at a price of $18.43 per share, which represented a forty percent premium of approximately $1.4 million to the then current market value of our common stock. The premium has been accounted for as a nonrefundable license payment and was deferred and will be recognized as revenue ratably over the applicable term of the agreement, consistent with our revenue recognition policy. In addition, Amersham Health will pay us multi-million dollar milestone payments upon regulatory approval in Europe as well as million dollar milestone payments based on achievement of certain sales volume targets. Amersham Health will pay us royalties on all future product sales in Europe. Amersham Health has the right to terminate our agreement for Corixa’s material breach, insolvency, after October 2004 or if commercialization of BEXXAR in Europe is blocked because another product is given orphan drug status or if the EMEA does not validate our MAA because the EMEA determines that the MAA is not sufficient.

•	Medicis and Zenyaku Kogyo. In August 2000, we entered into a multi-year development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVAC™ treatment, with Medicis. The agreement provides Medicis with exclusive rights to PVAC treatment in the United States and Canada. We are predominately responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. Under the terms of the agreement, Medicis may be required to pay us license fees, research funding and milestone payments of up to $107 million. Upon effectiveness of the agreement, we received a nonrefundable payment of $17 million and may receive development milestone payments of up to $35 million, and commercialization and cumulative net sales threshold milestone payments of up to $55 million. Additionally, upon commercial sale of the product, Medicis will pay a royalty on net sales of the product and may purchase inventory from us. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for research and development related to PVAC treatment. The agreement provides Zenyaku Kogyo with exclusive rights to PVAC treatment in Japan. Under the terms of the agreement, we will receive license fees and research funding of up to $6 million, milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales. Each of Medicis and Zenyaku has the right to terminate its respective agreement upon our material default or insolvency. In addition, Medicis has the right to terminate our agreement if we fail to meet development milestones as a result of force majuere. Medicis also has the right to terminate our supply agreement if we fail to supply two or more times in any five year period or three times during the term of the agreement or if, after a failure to supply, we cannot resume supply within 18 months. If Medicis terminates our supply agreement for any of these reasons, our royalty from Medicis would materially decease. Zenyaku Kogyo has the right to terminate our agreement after receipt of the final report from our next PVAC Phase II clinical trial, if we and Zenyaku Kogyo decide not to proceed with PVAC Phase III clinical trials or after commercial launch of PVAC, if PVAC is not sufficiently profitable or the sale of PVAC is barred by the Japanese government.

•	Zambon Group and the Pharmaceutical Division of Japan Tobacco. During May and June 1999, we entered into corporate partnerships with Zambon Group, or Zambon and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the former countries of the Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights with Japan Tobacco in China. Japan Tobacco has exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and Japan Tobacco an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. The agreements have three-year research terms and, in the aggregate, provide for committed research funding of $16.5 million, as well as milestone payments to us that vary depending on the milestones that we achieve. In addition, Zambon purchased $2.0 million of our common stock. The agreement allows Zambon to sell the common stock back to us at the original price at the end of the research program term if Zambon determines that a commercial product is not viable. Each of Japan Tobacco and Zambon has the right to terminate its respective agreement upon our material default or insolvency. Japan Tobacco has the right to terminate our agreement following July 19, 2002 if the program does not have sufficient commercial potential. Zambon has the right to terminate our agreement following May 21, 2002 if the program does not have sufficient commercial potential. If Zambon terminates the agreement because the program does not have sufficient commercial potential, Zambon has the right to require us to repurchase our common stock that Zambon purchased in connection with our collaboration agreement at Zambon’s original purchase price.

•	Infectious Disease Research Institute. In March 1999, we entered into a research agreement with the IDRI, to research and develop ex vivo therapies for treating cancer. Pursuant to the terms of the agreement, IDRI committed $12 million of research funding over a three-year term. The agreement provides us with exclusive rights to all resulting intellectual property and product rights. IDRI will receive a percentage of our proceeds related to ex vivo therapy products resulting from research and development funded by IDRI. IDRI has the right to terminate our agreement upon our material default or insolvency or for any reason after March 31, 2002.

•	GlaxoSmithKline. During 1998, we entered into a broad corporate partnership with GSK’s wholly owned subsidiary, SmithKline Beecham plc, for vaccine discovery for breast, prostate, ovarian and colon cancer, tuberculosis vaccine discovery and development programs, and vaccine discovery programs for two chronic infectious pathogens, chlamydia trachomatis and chlamydia pneumoniae. We also granted GSK an exclusive worldwide license to develop, manufacture and sell vaccine products resulting from our clinical program based on Her-2/neu for treating breast and ovarian cancer, as well as our preclinical program based on Mammaglobin, a novel gene product associated with breast cancer. For certain of these disease areas, we granted GSK rights to develop, manufacture and sell passive immunotherapy products. These products include T cell, dendritic cell and antibody therapeutics and therapeutic drug monitoring products. GSK has committed $43.6 million to fund work in these discovery programs during a four-year research term, which is due to expire in September 2002. Extended research and development programs beyond the initial four-year term may be agreed upon by GSK and us. GSK has the right to terminate our agreement for our material default or insolvency or for any reason after September 2002. An acquisition of Corixa would constitute a material default of our agreement with GSK, entitling GSK to terminate the agreement. We and our employees are precluded from working in any of the disease fields covered by our agreement with GSK for two years after the termination.

In addition, GSK purchased $2.5 million of our common stock in 1998 at a premium to our fair market value. Under a collaborative agreement with GSK, we have an outstanding loan in the amount of $5 million, which amount, together with all accrued unpaid interest is due on September 1, 2003. At GSK’s option, GSK may choose to receive the outstanding principal and accrued unpaid interest in cash or shares of our common stock at an undisclosed premium to the then-current fair market value of our common stock.

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

As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK’s wholly owned subsidiary, SmithKline Beecham Corporation, for developing and commercializing BEXXAR, which has completed Phase III clinical trials in the United States and is the subject of a BLA currently under review by the FDA, for treating non-Hodgkin’s lymphoma, or NHL. The agreement was amended in April 2000 to reduce GSK’s territory under the agreement to the United States. Under the terms of the amended agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval, and we and GSK will share profits and losses equally. The agreement provides for the sharing of certain costs related to clinical and manufacturing development activities. The agreement also provides for a $15 million credit line, which was fully drawn in December 2000 (terms and conditions of the credit line are discussed further in Footnote 2 in the Notes to the Consolidated Financial Statements).

Under the terms of the agreement, GSK will reimburse us for certain development costs and pay us for the achievement of certain defined clinical development, regulatory and sales milestones. In 2001, we recognized milestone revenue of $6.0 million upon Institutional Review Board approval of two clinical protocols and $6.9 million for the reimbursement of clinical and other development cost.

We and GSK will co-market BEXXAR in the United States and will share revenue, cost of goods sold, sales and marketing costs and other costs associated with BEXXAR related activities. Currently, we share the pre-launch cost of marketing associated with preparation of the potential commercialization of BEXXAR. For 2001, our share of these expenses was $3.5 million and has been classified as sales, general and administrative expense.

Amounts receivable from GSK at December 31, 2001 and 2000 were $2.9 million and $9.7 million, respectively.

For the years ended December 31, 2001, 2000 and 1999, approximately 49%, 41% and 41% of our revenue resulted from collaborative agreements with GSK.

      We have acquired the following companies since 1999:

•	Coulter. On December 22, 2000, we acquired Coulter, a biopharmaceutical company engaged in developing novel drugs and therapies for treating cancer and autoimmune diseases. We purchased Coulter for approximately $917.1 million, which consideration consisted of approximately 19,114,649 shares of our common stock valued at $806.8 million, assumed Coulter stock options valued at $132.4 million, less $29.2 million associated with the intrinsic value of unvested options, and transaction costs of approximately $7.1 million. The $29.2 million was recorded as deferred compensation and is being amortized as compensation expense over the remaining vesting periods of up to four years. As a result of the acquisition, we recorded an acquired in-process research and development charge of $629.7 million and acquisition-related intangibles of $223.9 million, which includes goodwill of $204.6 million, an assumed lease arrangement of $15.4 million and an assembled workforce of $3.9 million. The FDA accepted the BLA filing for Coulter’s lead product, BEXXAR, in November 2000. If we do not receive FDA approval for BEXXAR, a significant portion of the value assigned to acquired in-process research and development will not be realized and the value assigned to the intangible assets related to this acquisition will be impaired.

•	Ribi. On October 6, 1999, we completed the acquisition of Ribi, a pharmaceutical company focused on developing novel agents that modulate the human immune response to prevent or treat certain diseases, including cancer, infectious diseases and cardiovascular injury. We purchased Ribi for approximately $57.5 million, which consideration consisted of 3,610,766 shares of our common stock and stock options valued at $47.9 million, cash of $7.9 million paid by us to Ribi for the redemption of Ribi Series A preferred stock and transaction costs of approximately $1.7 million. As a result of the acquisition, we recorded an in-process research and development charge of $26.0 million and acquisition-related intangibles of $15.1 million, which includes goodwill of $11.0 million, adjuvant know-how of $3.1 million and assembled workforce of $1.0 million.

•	Anergen. On February 10, 1999, we acquired all of the outstanding shares of common stock of Anergen, a biotechnology company focused on treating autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. We purchased Anergen for approximately $9.6 million, which consideration consisted of 1,058,031 shares of our common stock with a market value of approximately $8.7 million, approximately $200,000 in cash and approximately $700,000 in transaction costs. We recorded an acquired in-process research and development charge of $11.6 million as a result of the acquisition.

      As of December 31, 2001, our accumulated deficit was approximately $903.2 million, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, and research grants. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing commercial products. We may be unable to achieve consistent profitability. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Fiscal Years Ended December 31, 2001, 2000 and 1999

Revenue

      Our revenue increased to $58.1 million for 2001, from $37.0 million in 2000 and from $26.5 million in 1999. Revenue includes milestone payments of $6.0 million, $1.5 million and $800,000 in 2001, 2000, 1999, respectively. The 2001 increase is primarily the result of revenue recognized under collaborative agreements with GSK, Medicis, Purdue Pharma and Zenyaku Kogyo. The $6 million milestone revenue in 2001 resulted from the achievement of certain clinical trial related milestones in connection with BEXXAR. The 2000 increase, as compared with 1999, resulted from revenue recognized from collaborative agreements with GSK, the pharmaceutical division of Japan Tobacco, Medicis and Purdue Pharma. The 2000 milestone revenue of $1.5 million resulted from the completion of our Initial Phase I/ Phase II clinical trial related to ANERGIX.RA and acceptance of the Investigational New Drug (IND) application related to PVAC for psoriasis. The 1999 milestone revenue of $800,000 resulted from the approval of MELACINE in Canada. Revenue under government grants and contracts in 2001 was $2.9 million, up from $2.3 million in 2000 and $1.5 million in 1999. We expect revenue to fluctuate in the future depending on our ability to enter into new collaboration agreements, timing and amounts of payments under our existing collaboration agreements and our ability to commercialize our potential products.

      Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees. Revenue for 1999 was recognized under our previous method of accounting. See “Change in Accounting Principle” below.

Expenses

Research and Development Expenses

      Our research and development expenses increased to $138.6 million for 2001, up from $61.9 million in 2000 and from $42.0 million in 1999. The 2001 increase was primarily the result of increased payroll and personnel expenses, legal fees, outside manufacturing, rent, outside services, consulting, lab supplies and travel due in part to our acquisition of Coulter in December 2000, as well as increased clinical and drug fees associated with BEXXAR and the expense of raw material purchased in anticipation of regulatory approval in 2001. In accordance with our accounting policy regarding research and development expenses, we do not capitalize such costs prior to product approval. The 2000 increase compared with 1999 was primarily the result of increased payroll and personnel expenses attributable in part to our acquisitions, new technology acquisition expenses, increased clinical trial expenses related to PVAC treatment, MELACINE and ANERGIX and increased preclinical research activities. We expect research and development expenses to increase or remain stable in the future as we continue to pursue our clinical and preclinical activities.

      Our research and development activities can be divided into research and preclinical programs and clinical development programs to treat autoimmune disease, cancer and infectious disease. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in millions):

	2001	2000	1999

Research and preclinical programs	$73.0	$41.9	$35.5
Clinical development programs	65.6	20.0	6.5

Total research and development	$138.6	$61.9	$42.0

      Because of the large number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, the majority of our research and development costs are not directly tied to any individual project and are allocated among multiple projects. Our project management is based primarily on scientific data and supplemented by these cost allocations, which are based primarily on human resource time incurred on each project. The costs allocated to a project as a result do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis. Costs attributed to research and preclinical projects largely represent our pipeline generating activities. Costs associated with clinical development programs represent the advancement of these activities into project candidates.

      The increase in our total research and development costs in 2001 compared to 2000 and 1999 represents the growth in our product pipeline, primarily due to our acquisition of Coulter in December 2000, and the advancement of existing programs from early stage research into preclinical and clinical development. Generally, the cost of a program increases as it advances from research to preclinical to clinical stage development.

      Most of our product development programs are at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. Furthermore, as part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates would be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “— Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

      We recorded deferred compensation of $29.2 million associated with the Coulter acquisition in 2000, which represents the value of the unearned options of Coulter employees existing at the date of acquisition. Deferred compensation is being amortized over the remaining vesting period of the options. We amortized $13.2 million of deferred compensation to research and development expense in 2001. We expect deferred compensation expense to decrease in 2002 and future years due to employee termination, employee stock options vesting and the use of the multiple option approach for calculating deferred compensation.

Sales, General and Administrative Expenses

      Our sales, general and administrative expenses increased to $22.4 million for 2001, from $6.7 million in 2000 and from $3.7 million in 1999. The 2001 increase was primarily the result of increased payroll and personnel expenses attributable to our acquisition of Coulter in December 2000, specifically as it relates to the acquired sales and marketing functions and legal fees. We have also recognized expense of $3.5 million for our portion of the pre-launch marketing costs associated with BEXXAR. We expect sales, general and administrative expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities.

      We amortized $1.5 million of deferred compensation to sales, general and administrative expense in 2001. We expect deferred compensation expense to decrease in 2002 and future years due to employee termination, employee stock options vesting and the use of the multiple option approach for calculating deferred compensation.

Amortization

      Our intangible amortization increased to $57.6 million for 2001, from $4.5 million in 2000 and $587,000 in 1999. The intangible amortization for 2001 consisted of $54.7 million associated with the Coulter acquisition and $2.9 million associated with the Ribi acquisition. In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles,” which requires use of a nonamortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Assembled workforce will be reclassified to goodwill in accordance with the Statement and will be evaluated accordingly. We will continue to amortize the acquired lease and adjuvant know-how over their estimated remaining useful life. We expect adoption of this accounting standard to substantially reduce our amortization of goodwill and intangibles commencing January 1, 2002.

Acquired In-Process Research and Development

      For 2001, acquired in-process research and development (IPR&D) expense was zero compared to $629.7 million in 2000 and $37.6 million in 1999. The $629.7 million reflects the amount allocated to IPR&D that we acquired in the Coulter acquisition compared with $37.6 million in the Ribi and Anergen acquisitions in 1999.

      Acquired IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective markets for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; product sales cycles; and the estimated life of a product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rate utilized to discount projected cash flows ranged from 30% to 55% for in-process technologies and was based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

      At the acquisition date, Coulter’s IPR&D projects consisted of BEXXAR, a radioisotope, (131)Iodine, or (131)I, combined with a monoclonal antibody that recognizes and binds to the CD20 antigen, an antigen commonly expressed on the surface of B-cells primarily during that stage of their life cycle when NHL arises; 64G12, a monoclonal antibody that binds to sub-unit one of the type I interferon receptor and neutralizes the activity of all type I interferons and may provide therapeutic benefit in a number of autoimmune diseases, including rheumatoid arthritis, systemic lupus erythematosus, Crohn’s disease, graft-versus-host disease and solid organ transplantation rejection and CPI-0004, a tumor activated peptide, or TAP, a proprietary molecule based on a peptide of four amino acids that is linked to doxorubicin. CPI-0004 is designed to deliver significantly higher levels of doxorubicin to a tumor site relative to normal tissues. Doxorubicin,is an off-patent chemotherapeutic drug that currently is used in treating a number of solid tumor cancers.

      At the acquisition date, Ribi’s IPR&D projects consisted of MPL, an adjuvant immunostimulant for potential application in improving the efficacy of a variety of vaccines that are at various stages of preclinical and clinical development; RC-529, a next-generation synthetic adjuvant; MELACINE, a therapeutic vaccine to treat melanoma; ENHANZYNTM, which is being developed by Biomira for use in MELACINE vaccine and in Theratope, as a therapeutic vaccine for breast, lung, gastrointestinal and colon cancer; and RC-552, a synthetic compound that is being developed for use in protecting against reperfusion injury in patients undergoing cardiac surgery or angioplasty. In November 1999, we received approval of MELACINE for treating Stage IV malignant melanoma in Canada. In March 2000, we also received data from U.S. Phase III clinical trials for MELACINE for treating Stage II and Stage IV malignant melanoma. On January 15, 2002, we received notification from the FDA that the Oncologic Drugs Advisory Committee, or ODAC, will discuss appropriate study design and control for a proposed second Phase III trial of MELACINE on February 27, 2002.

      At the acquisition date, Anergen’s IPR&D projects were potential therapies for treating autoimmune diseases that focus on destroying or inactivating T cells without affecting the protective functions of the immune system and/or stimulating the immune system to produce antibodies that may interfere with the presentation of auto-antigens to destructive T cells. ANERGIX.RA, under development in partnership with Organon, is the most advanced product. ANERGIX.RA is a soluble version of the human leucocyte antigen (HLA) Class II containing an autoantigenic peptide known to interact with T cells involved in the development of arthritis. ANERGIX.RA is designed to inactivate T cells responsible for developing arthritic lesions. ANERGIX.RA completed a randomized, double-blinded, controlled Phase I/ II clinical trial in 2000. ANERVAX.RA is a synthetic peptide vaccine consisting of a small portion of the HLA Class II molecule. ANERVAX.RA has completed a 53 patient randomized Phase II double blinded clinical trial. We continue to evaluate future opportunities for ANERVAX.RA. We are reformulating this peptide vaccine to incorporate our novel adjuvant technology and are seeking to partner this program before entering into additional clinical trials.

      We based all of the estimates and projections related to the IPR&D projects for Coulter, Ribi, and Anergen on assumptions we believed to be reasonable at the time of each acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop these projects, our business, operating results, and financial condition may be adversely affected. As of the date of each acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the projects fail, the economic contribution expected to be made by the in-process research and development will not materialize. The risk of untimely completion includes the risk that competitors will develop alternative products.

Interest Income

      Our interest income increased to $9.3 million for 2001, from $5.4 million in 2000 and from $2.8 million in 1999. The change in interest income is based on increased average investment balances during the year.

Interest Expense

      Our interest expense increased to $2.3 million for the year ended December 31, 2001, from $810,000 for the same period in 2000 and from $797,000 in 1999. The increase was primarily attributable to higher loan and capital lease financing balances.

Other Income

      Our other income was $5.5 million for 2001 compared with $431,000 in 2000 and $677,000 in 1999. The increase in other income for 2001 is primarily attributable to a gain of $4.5 million on the sale of our investment in Abgenix. Other income for 2000 includes a gain of $216,000 on the partial sale of our investment in Abgenix and $208,000 in sublease rental receipts. Other income for 1999 includes $400,000 and $250,000 in proceeds from the recovery of a collaboration receivable that was previously charged to expense and sublease rental receipts, respectively.

Change in Accounting Principle

      Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $3.9 million, or $0.19 per share, comprised of the $6.3 million cumulative effect of the change as described above ($0.30 per share) less $2.4 million of the deferred revenue related to the cumulative effect adjustment that was recognized as revenue during the year ($0.11 per share). Had the change in accounting been in effect retroactively as of January 1, 1999, net loss for the year ended December 31, 1999 would have been $54.0 million, or $3.87 per share. Revenue for both 2001 and 2000 includes $2.4 million of revenue previously recognized and included in the cumulative effect adjustment.

Liquidity and Capital Resources

      We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. For the previous three years, we have received cash of approximately $133.1 million from collaborative research agreements and grants, $50.0 million from the issuance of Series A and Series B preferred stock under an equity line of credit and $13.5 million from a bank loan. During 2001, 2000 and 1999 we received total research and development funding of $32.5 million under our vaccine discovery collaboration with GSK. We will receive $4.2 million under this agreement in 2002 prior to the expiration of the research term on August 31, 2002. We will continue to develop certain technologies related to these vaccine programs. As of December 31, 2001, future funding under terms of our existing agreements is approximately $44 million excluding milestone payments, which are contingent upon the success of the research. As of December 31, 2001, we had approximately $121.1 million in cash, cash equivalents and securities available-for-sale. Working capital decreased to $53.9 million at December 31, 2001 from $146.8 million in 2000. At December 31, 2001, noncurrent securities available-for-sale includes certificate of deposits of $9.8 million that secure a financing agreement and $2.3 million that secure letters of credit related to our leased properties.

      The following are contractual commitments at December 31, 2001 associated with debt obligations, lease obligations and credit lines (in thousands):

	Payments Due by Period

Contractual Commitment	Total	1 year	2 - 3 years	4 - 5 years	Thereafter

Long-Term Obligations	$33,220	$5,563	$26,250	$1,407	$—
Capital Lease Obligations	85	85	—	—	—
Operating Leases	52,102	9,805	18,511	9,613	14,173
BI Pharma	4,400	4,400	—	—	—
Other	107	107	—	—	—

Total Contractual Commitments	$89,914	$19,960	$44,761	$11,020	$14,173

      We are also required to pay dividends on our preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

      During 2001, we used $65.8 million of cash in our operations, compared with $21.3 million in 2000 and $5.7 million in 1999. This increase in cash used in operations is due to increased research and development activities and the addition of sales and marketing functions. Our investing activities provided cash of $50.1 million in 2001, compared with cash used of $30.7 million in 2000 and $16.4 million in 1999. The increase in cash provided by investing activities was primarily due to the sale of available-for-sale-securities. Our financing activities provided cash of $1.9 million in 2001 compared with $100.7 million in 2000 and $13.8 million in 1999. Cash received from financing activities decreased in 2001 due primarily to proceeds of $56.6 million from our follow-on public offering of common stock and our issuance of Series B preferred stock of $37.5 that did not occur in 2001.

      Under our equity line facility with CMI, we may, subject to certain conditions, sell to CMI up to $75 million of our common stock from time to time over a period of two years beginning December 3, 2001. The number of shares and price per share will depend on the market price and trading volume of the shares during the applicable one to twenty-day draw down period for any sale. Although we may have funds available under the CMI equity line facility after the registration statement with respect to the facility is declared effective by the SEC, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, it generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. There can be no assurance that the price of our common stock will meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

      For 2001, 2000 and 1999, we invested $18.1 million, $3.0 million and $3.1 million, respectively, in property and equipment.

      We believe that our existing capital resources, committed payments under our existing corporate partnerships, bank credit agreements, the CMI equity line facility, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, a substantial number of the payments to be made by our corporate partners and other licensors depend on us achieving development and regulatory milestones. Failure to achieve these milestones may reduce the period which we are able to fund operations without additional capital resources. Our future capital requirements will depend on many factors, including, among others:

•	continued scientific progress in our discovery, research and product development programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors not within our control.

      We are currently negotiating to obtain a lease financing in the amount of approximately $5 million to be secured by lab equipment. In addition, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings, which could result in significant dilution to our stockholders;

•	public or private debt financings; and

•	additional capital lease transactions.

However, additional financing may be unavailable on acceptable terms, if at all. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research, preclinical or clinical programs or manufacturing efforts.

Recent Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Assembled workforce will be reclassified to goodwill in accordance with the Statement and will be evaluated accordingly.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We had previously expected to record amortization expense of $55.6 million during 2002 related to goodwill and workforce that will not be amortized due to the adoption of the new statement. We are evaluating the impact of the impairment rules, if any, on the earnings and financial position of the Company.

      In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. We will evaluate the implementation of the impairment rules, if any on the earnings and financial position of the Company.

Recent Developments

      Although we have been preparing for a February 2002 panel review of the safety and efficacy of BEXXAR, the FDA has advised us that review of BEXXAR by ODAC will not occur at its February 2002 meeting. As a result of the extensive amount of material that we submitted in response to the complete review letter we received on March 16, 2001, and our subsequent discussions with the FDA, the FDA has concluded that ODAC would not be prepared to review BEXXAR in February 2002. The next ODAC meeting is tentatively scheduled for June 6-7, 2002. Although we can provide no assurances, we are hopeful that the safety and efficacy of BEXXAR will be reviewed at the next ODAC meeting.

Market Risk Disclosures

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short-to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

      At December 31, 2001, we had long-term obligations outstanding of approximately $27.7 million. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

		Estimated
		Hypothetical	Fair Value After	Hypothetical
		Change in	Hypothetical	Percentage
	Fair Value at	Interest Rate	Change in	Decrease in
	December 31, 2001	(bp=basis points)	Interest Rate	Stockholders’ Equity

	(In thousands)
Assets:
U.S. government agencies and corporate obligations	$85,385	100 bp decrease	$87,064	*
		100 bp increase	83,759	*
		200 bp increase	82,180	1.0%
		300 bp increase	80,656	1.5%
Liabilities:
Long-term obligations	$27,657	100 bp decrease	$28,222	*
		100 bp increase	27,107	*
		200 bp increase	26,576	*
		300 bp increase	26,057	*

*	Less than 1%

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.

We are at an early stage of development and may be unable to successfully commercialize our product candidates.

      We are at an early stage in the development of the majority of our therapeutic, prophylactic and diagnostic product candidates. The development of safe and effective therapies for treating people with autoimmune diseases, cancer or infectious diseases is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance.

      We have not commercialized any products, other than MELACINE, which is approved for sale in Canada, and an immunotherapeutic product that has been approved on a named-patient basis in Germany, which product incorporates our MPL adjuvant, our proprietary adjuvant added to the product to heighten the immune response to the antigens in the product. We receive payments from Schering Plough Limited for supply of MELACINE for commercial sale. The FDA has up to six months from September 10, 2001, to provide a regulatory decision on our most advanced product candidate, BEXXAR. However, we may not be successful in obtaining regulatory approval for BEXXAR or any of our other product candidates, or in commercializing these product candidates if approval is obtained.

Our product candidates are subject to a government regulatory approval process that is uncertain, time-consuming and expensive and may not result in any approved products.

      Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical studies and clinical trials of each product candidate in order to study its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Clinical trials of our product candidates may not demonstrate safety and efficacy to the extent necessary to obtain regulatory approvals for the indications being studied, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of any of the product candidates by us could delay or prevent regulatory approval of the product candidate.

      The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

•	the size of the patient population;

•	the proximity of patients to the clinical sites;

•	the number of clinical sites;

•	the eligibility criteria for the study; and

•	the existence of competing clinical trials.

Delays in patient enrollment in clinical trials may occur, which may result in increased costs, program delays or both.

      Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Data from a Phase III clinical trial of MELACINE®, our melanoma vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received MELACINE vaccine versus observation only, showed no statistically significant difference in disease-free survival of the eligible patient population. Recent discussions with the FDA regarding the outcome of this trial have determined that approval of MELACINE in the United States will require an additional clinical trial. We may not perform an additional trial and, even if we do, MELACINE may not be approved by the FDA.

      In addition, we may encounter delays or the FDA may reject our product candidates, based on changes in regulatory policy during the period of product development, extension of the period of review of any application for regulatory approval or other factors beyond our control. Delays in obtaining regulatory approvals:

•	would adversely affect the marketing of any products we develop;

•	could impose significant additional costs on us;

•	would diminish any competitive advantages that we may attain; and

•	could adversely affect our ability to receive royalties and generate revenues and profits.

      For example, we filed a BLA for BEXXAR in June 1999. In August 1999, the FDA sent us a refusal to file letter. We resubmitted the BEXXAR BLA in September 2000 and in March 2001 we received a complete review letter from the FDA following the agency’s six-month review of the BEXXAR BLA. In response to the complete review letter, on September 10, 2001, we submitted additional clinical and manufacturing information. As a result of the extensive amount of material that we submitted and our subsequent discussions with the FDA, the FDA has concluded that ODAC would not be prepared to review BEXXAR at its February 2002 meeting. The next ODAC meeting is tentatively scheduled for June 2002. The FDA may conclude, however, that it needs additional time to review the materials that we submitted in response to the complete review letter which would further delay FDA review of BEXXAR.

      Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with FDA regulations governing GMP. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products.

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

      Any of the above occurrences could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.

Acceptance of BEXXAR in the marketplace is uncertain and failure to achieve market acceptance will limit our potential revenue from sales of BEXXAR.

      If our most advanced product candidate, BEXXAR, is approved, it would represent a significant departure from currently approved methods of treatment for non-Hodgkin’s lymphoma, or NHL, because it would require medical personnel to handle radioactive materials. As with any new drug, doctors may be inclined to continue to treat NHL patients with conventional therapies, in this case chemotherapy and biologics. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR. Nuclear Regulatory Commission regulations permit BEXXAR to be administered on an outpatient basis in most cases that we currently contemplate. However, market acceptance could be adversely affected to the extent hospitals are required under applicable state, local or individual hospital regulations to administer the therapeutic dose of BEXXAR on an in-patient basis.

Because we have limited sources of revenue, our results of operations are uncertain and may fluctuate significantly, which could cause the market price of our common stock to decrease.

      To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will continue to result from corporate partnerships until approval and commercialization of significant products. Payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.

      Since our inception, we have generated only minimal revenue from diagnostic product sales and no significant revenue from therapeutic or prophylactic product sales. With the exception of MPL adjuvant, which has been approved for sale on a named-patient basis in Germany, and MELACINE, which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products.

      As a result of our limited sources of revenue, our results of operations have varied significantly from quarter to quarter and year to year in the past and we expect them to continue to fluctuate. Because of these fluctuations, we believe that period-to-period comparisons of our results of operations are not meaningful. In addition, our results of operations for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

We expect to incur future operating losses and may never achieve profitability.

      We have experienced significant operating losses in each year since our inception on September 8, 1994. As of December 31, 2001, our accumulated deficit was approximately $903.2 million, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of four companies. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our:

•	entering into agreements with corporate partners for product discovery, research, development and commercialization;

•	obtaining regulatory approvals for our product candidates; and

•	successfully manufacturing and marketing our products once they are approved for sale.

      Even if we are successful in the above activities, our operations may not be profitable.

We will need additional capital and our ability to implement our existing financing plans and secure additional funding is uncertain.

      We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

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

      Although we may have funds available under the CMI equity line facility, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, it generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. There can be no assurance that the price of our common stock will meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

      In addition to any funds available under the CMI equity line facility, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings, which could result in significant dilution to our stockholders;

•	public or private debt financings; and

•	capital lease transactions.

      We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, the CMI equity line facility, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, a substantial number of the payments to be made by our corporate partners and other licensors depend on us achieving development and regulatory milestones. Failure to achieve these milestones may reduce the period during which we will be able to fund operations without additional capital resources.

If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships in the future, our revenue growth and product development may be limited.

      The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 95%, 94% and 94% of our revenue for the years ended December 31, 2001, 2000 and 1999 from research and development and other funding under our existing corporate partnerships.

      We have established relationships with various corporate partners, including Medicis Pharmaceutical Corporation, GlaxoSmithKline Biologicals, S.A., a subsidiary of GlaxoSmithKline plc, Japan Tobacco, Inc., Inpharzam International S.A., a wholly owned subsidiary of Zambon Group, spa, Zenyaku Kogyo Co., Ltd., Schering Corporation, Schering-Plough, Ltd., N.V. Organon, and Wyeth Lederle, among others. The process of establishing corporate partnerships is difficult and time-consuming. Our discussions with potential partners may not lead to the establishment of new corporate partnerships on favorable terms, if at all. If we successfully establish new corporate partnerships, such partnerships may never result in the successful development of our product candidates or the generation of significant revenue.

      Management of our relationships with our corporate partners requires:

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

      Because we generally enter into research and development collaborations with corporate partners at an early stage of product development, our success largely depends on the performance of our corporate partners. We do not directly control the amount or timing of resources devoted by our corporate partners to collaborative activities. Our corporate partners may not commit sufficient resources to our research and development programs or the commercialization of our products and product candidates. If any corporate partner fails to commit sufficient resources, our preclinical or clinical development related to the corporate partnership could be delayed or terminated. Also, our current corporate partners or future corporate partners, if any, may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, our corporate partners may terminate any of our current partnerships, and we may be unable to establish additional corporate partnerships in the future on acceptable terms, if at all.

Our inability to license technology from third parties or our inability to maintain exclusive licenses may impair our ability to develop and commercialize our product candidates.

      Our success also depends on our ability to enter into and maintain licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to developing and commercializing our product candidates. If we cannot obtain or maintain licenses to technologies advantageous or necessary to develop and commercialize our product candidates, we may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be prevented from commercializing our product candidates. We currently have various license agreements that provide us rights to use technologies owned or licensed by third parties in research, development and commercialization activities. Many of these agreements contain milestone-based termination provisions, in which case our failure to meet any agreed milestones may allow the licensor to terminate an agreement. In addition, some of these agreements grant us exclusive licenses to the underlying technologies. If we are unable to maintain the exclusivity of our exclusive licenses, our competitive position may be harmed. Further, we may be unable to negotiate additional license agreements in the future on acceptable terms, if at all.

If we are unable to protect and enforce our patent rights, we may be unable to effectively protect or exploit our proprietary technology, inventions and improvements.

      Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. If we fail to obtain and maintain patent protection for our proprietary technology, inventions and improvements, our competitors could develop and commercialize products that would otherwise infringe on our patents. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business.

      Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. The risks and uncertainties that we face with respect to our patents include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents that issue may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us;

•	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and

•	other companies may design around our patented technologies.

We have licensed several patent applications from Southern Research Institute, or SRI, related to our microsphere encapsulation technology. Two of these patent applications are currently the subject of opposition proceedings before the European Patent Office. In one of the oppositions, the European Patent Office has revoked a previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will prevail in this or any other opposition proceeding. As a result, these patents may not issue in Europe.

      IDEC has challenged the validity of several of our patents related to BEXXAR by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its ZEVALIN product for the treatment of non-Hodgkin’s lymphoma is not infringing the patents. We, GSK, our collaboration partner for BEXXAR, and the Regents of the University of Michigan, our licensor of the patents at issue, have filed a lawsuit against IDEC alleging patent infringement of certain of our patents by ZEVALIN and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover imaging, composition of matter and methods-of-use in the treatment of non-Hodgkin’s lymphoma. If IDEC is successful in these proceedings, IDEC would be able to market its ZEVALIN product, without the need to license from us any of our patents.

If we are unable to gain access to patent and proprietary rights of others, we may be unable to compete effectively.

      Our success depends in part on our ability to gain access to third party patent and proprietary rights and to operate our business without infringing on third party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses at all.

If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary know-how that is not patentable or for which patents are difficult to enforce.

      Our success depends in part on our ability to protect trade secrets that are not patentable or for which patents are difficult to enforce. To protect our proprietary rights, we rely primarily on confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements and research agreements. Nevertheless, other companies may develop similar or alternative technologies or duplicate our technologies that are not protected by patents or otherwise obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Any material leak of confidential data into the public domain or to third parties could harm our competitive position.

If we are unable to protect our trademarks, we may be unable to compete effectively.

      We try to protect our trademarks by filing for U.S. and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Our registered trademarks, MPL® and MELACINE®, are currently the subjects of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL or MELACINE in Europe.

Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.

      As a result of litigation, interferences, opposition proceedings and other administrative proceedings in which we are or may become involved, including the IDEC litigation, we may incur substantial expense and the proceedings may divert the efforts of our technical and management personnel. An adverse determination may subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates.

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

We have limited experience in manufacturing and may encounter problems or delays that could result in lost revenue.

      Our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current adjuvant products. We have no experience producing commercial quantities of any product, or in producing clinical-grade or commercial amounts of our proprietary antigen-based products, including recombinant proteins or antibodies. We currently manufacture limited quantities of some antigens and several adjuvants, and are capable of clinical GMP manufacturing of both adjuvants and some finished vaccine products.

      If we are unable to manufacture our product candidates in accordance with clinical GMP regulations, the consequent lack of supply of the product candidates could delay our clinical programs. We intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. These contract manufacturers and we may be unable to manufacture our proprietary antigen vaccines at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates may be delayed or denied.

Even if BEXXAR receives FDA approval, we may be unable to manufacture commercial quantities for sale.

      BEXXAR is a radiolabeled antibody, an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into an agreement with BI Pharma KG to produce bulk Anti-B1 Antibody and fill the individual product vials with Anti-B1 Antibody. We have contracted with

BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging the Anti-B1 Antibody, and they may be unable to produce our requirements in commercial quantities or with acceptable quality.

      We have entered into an agreement with MDS Nordion, or Nordion, for radiolabeling the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. However, Nordion may be unable to produce sufficient radiolabeled antibodies to meet our clinical requirements and, if BEXXAR is approved and is successful in the market, our commercial requirements.

      We are aware of only a limited number of manufacturers capable of producing the Anti-B1 Antibody in commercial quantities or radiolabeling the antibody with the (131) I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Further, radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131) I radioisotope. Accordingly, any change in our existing contractual relationships with, or interruption in supply from, our producer of unlabeled antibody or our radiolabeler would harm our ability to complete our ongoing clinical trials and to market BEXXAR, if approved. Although we are evaluating additional sources of supply for production and radiolabeling of the Anti-B1 Antibody, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

Because we have limited sales, marketing and distribution capabilities, we may be unable to successfully commercialize BEXXAR or our other product candidates.

      As a result of our acquisition of Coulter Pharmaceutical, Inc. in December, 2000, we have a sales and marketing force focused on BEXXAR sales and marketing in the United States. We have hired direct sales and marketing personnel in preparation for the launch of BEXXAR. However, our ability to market BEXXAR, if approved, will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force, as well as GSK’s performance under our collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for BEXXAR or other product candidates.

      We intend to rely on our corporate partners to market our products outside the United States and, in the case of autoimmune and infectious disease products, worldwide. Our corporate partners may not have the effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities.

If we do not successfully integrate our recent or potential future acquisitions, we may incur unexpected costs and disruptions to our business.

      We have completed several acquisitions of complementary technologies, product candidates and businesses. In the future, we may acquire additional complementary companies, products and product candidates or technologies. Managing these acquisitions has entailed and may in the future entail numerous operational and financial risks and strains, including:

•	exposure to unknown liabilities of acquired companies;

•	higher than expected acquisition and integration costs;

•	difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

•	disruption of our business and diversion of our management’s time and attention to integrating or completing the development or commercialization of any acquired technologies;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership;

•	inability to retain key employees of acquired businesses; and

•	increased amortization expenses if an acquisition results in significant intangible assets or potential write-downs of goodwill and other intangible assets due to impairment of the assets.

For example, in December 2000 we acquired Coulter Pharmaceutical, Inc., or Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR. In an effort to minimize expenses during the delay in the FDA review of BEXXAR, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. Regulatory approval by the FDA for BEXXAR may be further delayed or rejected, in which case we may not gain substantial benefit from the Coulter acquisition. If we do not obtain regulatory approval of BEXXAR we may significantly reduce or discontinue the integration process of Coulter, notwithstanding the expenditure of a significant amount of time and financial, personnel and other resources.

We depend heavily on the principal members of our management and scientific staff, the loss of any of whom could impair our ability to compete.

      The loss of the services of any of the principal members of our management and scientific staff could significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain these individuals currently or in the future on acceptable terms, if at all. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants.

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

If we are unable to compete effectively in the highly competitive biotechnology and biopharmaceutical industries, our business will fail.

      The biotechnology and biopharmaceutical industries are intensely competitive, and we may be unable to compete effectively in these industries. Many companies and institutions compete with us in developing alternative therapies to treat or prevent autoimmune diseases, cancer and infectious diseases, including:

•	pharmaceutical companies;

•	biotechnology companies;

•	academic institutions; and

•	research organizations.

      Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all.

      Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, preclinical and clinical development, obtaining regulatory approval and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring and developing technologies complementary to our programs. We will face competition with respect to:

•	product efficacy and safety;

•	timing and scope of regulatory approvals;

•	availability of resources;

•	reimbursement coverage;

•	product price; and

•	patent position.

      Competitors may develop more effective or more affordable products, or may achieve earlier patent protection or product commercialization, than we do. These competitive products may achieve a greater market share or render our products obsolete.

      IDEC’s product, ZEVALIN, received FDA approval for commercial sale in the United States in February 2002. ZEVALIN has been approved for the treatment of NHL, the indication for which we are seeking approval to sell BEXXAR in the U.S. Consequently, IDEC could have a significant advantage over Corixa in sales and marketing of ZEVALIN due to the fact that ZEVALIN has progressed further in the regulatory approval process than BEXXAR.

Our stock price could be very volatile and your shares may suffer a decline in value.

      The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. As a result of the fluctuations in the price of our common stock you may be unable to sell your shares at or above the price you pad for them. The market price of our common stock may be subject to substantial volatility depending on numerous factors, many of which are beyond our control, including:

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

      Our common stock reached a high of $30.125 and traded as low as $6.25 during 2001. The last reported sales price of our common stock on December 31, 2001 was $15.07. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

Transactions by CMI may adversely affect the price of our common stock.

      From time to time, within limitations specified in the CMI equity line facility and subject to the applicable laws, CMI may engage in short sales, short sales against the box, puts and calls and other transactions in our common stock, and may sell and deliver shares of our common stock issued under the equity line facility in connection with these transactions. If CMI engages in such transactions this will result in advance sales of additional shares into the market for our common stock, which could create downward pressure on our stock price.

Any claims relating to our improper handling, storage or disposal of hazardous materials could be time-consuming and costly.

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

      The manufacture and administration of BEXXAR requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR. For our ongoing clinical trials and for commercial-scale production, we rely on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with this manufacturer, and there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercially could be interrupted.

Product liability claims may damage our reputation and if insurance proves inadequate the product liability claims may harm our financial position.

      Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of therapies for treating people with autoimmune diseases, cancer and infectious diseases. A product liability claim may damage our reputation by raising questions about a product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with product commercialization. Although we have product liability and clinical trial liability insurance that we believe is commercially reasonable, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. Defending a suit, regardless of its merit, could be costly and could divert management attention.

If reimbursement is unavailable for our products, or if laws are adopted restricting the prices we may charge for our products, our revenues may be substantially reduced.

      In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other healthcare-related organizations.

      If reimbursement is not available for our products, demand for these products may be limited.

      Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR, which could potentially be the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. Further, if BEXXAR is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize a return on our investment.

Our equity line facility and other transactions may result in dilution and a decline in the price of our common stock.

      Under the equity line facility with CMI, we may, subject to certain conditions, sell to CMI up to $75 million of our common stock from time to time over a period of two years beginning December 3, 2001. The number of shares and price per share will depend on the market price and trading volume of the shares during the applicable one to twenty-day draw down period for any sale. The sale of shares pursuant to the equity line facility will have a dilutive effect on the percentage ownership of our existing stockholders. Subsequent sales of these shares in the open market by CMI may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the equity line facility (should we choose to sell additional shares to CMI) and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and could result in dilution to the holders of our shares.

      In the event that we drew down the maximum amount of approximately 8,100,000 shares under the facility, and issued the additional 100,000 shares subject to warrants issued to the placement agent in connection with the facility, these shares would represent approximately 19.7% of our currently outstanding shares. The perceived risk associated with the possible sale of a large number of shares issued under the equity line facility at prices as low as $4.90 per share, which is 98% of the $5.00 floor share price at which CMI has agreed to purchase our shares, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

      In addition to any dilution resulting from issuances under the equity line facility, we are also obligated, or in some cases have the option, to issue additional shares of our common stock under collaboration and other strategic agreements.

      Under a loan agreement with GSK, at our option, we may choose to pay the outstanding principal amount of $15 million together with all accrued unpaid interest thereon in cash or shares of Corixa common stock valued at the closing price of Corixa common stock on the last trading day preceding the payment date to GSK. In addition, under a collaborative agreement with GSK, we have an outstanding loan in the amount of $5 million, which amount, together with all accrued unpaid interest is due on September 1, 2003. At GSK’s option, GSK may choose to receive the outstanding principal and accrued unpaid interest in cash or shares of our common stock at an undisclosed premium to the then current fair market value of our common stock.

      Under our stock purchase agreement with Amersham Health, at our option, we may choose to sell up to $10 million of additional shares of Corixa common stock to Amersham Health at fair market value, which is determined according to the average of the closing prices of our common stock over a specified period surrounding the date of issuance.

      Under a license assignment agreement with Beckman Coulter, Beckman Coulter is entitled to receive royalties upon commercial sale of products, if any, derived from the licenses. For the first $4.5 million of royalties, Beckman Coulter has the option, in lieu of receiving cash, to receive shares of Corixa common stock valued at the then current fair market value of our common stock.

      We are also required to pay dividends on our preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

      If we issue additional stock under these agreements, as dividends on our preferred stock or pursuant to other transactions, it will have a dilutive effect on the percentage ownership of our existing stockholders. Although from time to time, we expect to enter into new partnerships, acquisitions and other strategic transactions in which we may agree to issue additional common stock, we currently have no present understandings, commitments or agreements with respect to such additional transactions.

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

      We are subject to certain provisions of Delaware and Washington law, which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with any interested stockholder for a period of three years unless specific conditions are met. Similarly, Chapter 23B.19 of the Washington Business Corporation Act prohibits corporations based in Washington from engaging in certain business combinations with any interested stockholder for a period of five years unless specific conditions are met.

      In addition, certain provisions of Delaware and Washington law could have the effect of delaying, deferring or preventing a change in control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Corixa Corporation

      We have audited the accompanying consolidated balance sheets of Corixa Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corixa Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Seattle, Washington

January 25, 2002

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,679	$49,413
Securities available-for-sale	52,227	127,163
Accounts receivable	5,532	13,836
Interest receivable	1,157	2,055
Prepaid expenses and other current assets	4,911	6,848
Deposits	1,825	1,759

Total current assets	101,331	201,074
Property and equipment, net	48,999	39,276
Securities available-for-sale, noncurrent	33,158	20,502
Acquisition-related intangible assets, net	176,969	234,076
Deferred charges, deposits and other assets	6,925	9,406

Total assets	$367,382	$504,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,595	$27,317
Dividend payable	469	469
Current portion of deferred revenue	17,566	20,117
Current portion of long-term obligations	5,755	6,327

Total current liabilities	47,385	54,230
Deferred revenue, less current portion	8,575	10,107
Long-term obligations, less current portion	27,657	33,422
Commitments and contingencies
Redeemable common stock	2,000	2,000
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 10,000,000
Designated Series A — 12,500 shares; Issued and outstanding — 12,500 in 2001 and 2000.	—	—
Designated Series B — 37,500 shares; Issued and outstanding — 37,500 in 2001 and 2000	—	—
Common stock, $0.001 par value:
Authorized — 100,000,000 shares Issued and outstanding — 41,573,398 in 2001 and 40,458,100 in 2000 (including 141,576 redeemable common shares)	41	40
Additional paid-in capital	1,187,987	1,188,524
Deferred compensation	(3,996)	(28,758)
Accumulated other comprehensive income (loss)	975	(26)
Accumulated deficit	(903,242)	(755,205)

Total stockholders’ equity	281,765	404,575

Total liabilities and stockholders’ equity	$367,382	$504,334

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share amounts)
Revenue:
Collaborative agreements	$55,128	$34,643	$25,035
Government grants	2,937	2,331	1,463

Total revenue	58,065	36,974	26,498
Operating expenses:
Research and development	138,621	61,911	41,962
Sales, general and administrative	22,361	6,694	3,743
Intangible amortization	57,625	4,499	587
Acquired in-process research and development	—	629,700	37,637

Total operating expenses	218,607	702,804	83,929

Loss from operations	(160,542)	(665,830)	(57,431)
Interest income	9,349	5,378	2,793
Interest expense	(2,295)	(810)	(797)
Other income	5,451	431	677

Loss before cumulative effect of change in accounting principle	(148,037)	(660,831)	(54,758)
Cumulative effect of change in accounting principle	—	(6,338)	—

Net loss	(148,037)	(667,169)	(54,758)
Preferred stock dividend	(1,730)	(9,887)	(6,008)

Net loss applicable to common stockholders	$(149,767)	$(677,056)	$(60,766)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(3.66)	$(32.00)	$(3.91)
Cumulative effect of change in accounting principle per share	—	(0.30)	—

Basic and diluted net loss per common share	$(3.66)	$(32.30)	$(3.91)

Shares used in computation of basic and diluted net loss per common share	40,961	20,961	15,528

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders			$(54,042)

Net loss per common share			$(3.87)

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred stock		Common stock		Additional		other		Total
					paid-in	Deferred	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	income (loss)	deficit	equity

	(In thousands)
Balance at January 1, 1999.	—	—	13,401	13	76,539	(1,180)	90	(33,278)	42,184
Issuance of Series A convertible preferred stock and common stock warrants (net of offering cost of $16)	12	—	—	—	12,484	—	—	—	12,484
Preferred stock dividend	—	—	—	—	(469)	—	—	—	(469)
Stock options exercised	—	—	97	—	263	—	—	—	263
Issuance of common stock under the employee stock purchase plan	—	—	26	—	134	—	—	—	134
Issuance of common stock and options in exchange for technology and services	—	—	20	—	866	—	—	—	866
Issuance of common stock for acquisitions	—		4,839	6	58,109	—	—	—	58,115
Stock warrants net exercised	—	—	103	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	739	—	—	739
Comprehensive loss:
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(777)	—	(777)
Net loss	—	—	—	—	—	—	—	(54,758)	(54,758)

Comprehensive loss									(55,535)

Balance at December 31, 1999.	12	—	18,486	19	147,926	(441)	(687)	(88,036)	58,781
Issuance of Series B convertible preferred stock and common stock warrants	38		—	—	37,500	—	—	—	37,500
Preferred stock dividend	—	—	—	—	(625)	—	—	—	(625)
Issuance of common stock (net of offering costs of $4,198)	—	—	1,900	2	56,600	—	—	—	56,602
Stock options exercised	—	—	592	—	5,296	—	—	—	5,296
Issuance of common stock under the employee stock purchase plan	—	—	63	—	948	—	—	—	948
Issuance of common stock options in exchange for technology and services	—	—	24	—	1,700	—	—	—	1,700
Issuance of common stock for acquisitions	—		19,115	19	939,179	(29,212)	—	—	909,986
Stock warrants net exercised	—	—	137	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	895	—	—	895
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	661	—	661
Net loss	—	—	—	—	—	—	—	(667,169)	(667,169)

Comprehensive loss									(666,508)

Balance at December 31, 2000.	50	—	40,317	40	1,188,524	(28,758)	(26)	(755,205)	404,575
Preferred stock dividend	—	—	73	—	(625)	—	—	—	(625)
Stock options exercised	—	—	629	1	3,525	—	—	—	3,526
Issuance of common stock under the employee stock purchase plan	—	—	125	—	1,508	—	—	—	1,508
Issuance of common stock for cash	—	—	271	—	3,832	—	—	—	3,832
Issuance of stock options in exchange for technology and services	—	—	—	—	444	—	—	—	444
Stock warrants net exercised	—	—	17	—	—	—	—	—	—
Amortization of deferred compensation, net of $9,221 reversal for terminated employees	—	—	—	—	(9,221)	24,762	—	—	15,541
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	1,001	—	1,001
Net loss	—	—	—	—	—	—	—	(148,037)	(148,037)

Comprehensive loss									(147,036)

Balance at December 31, 2001.	50	$—	41,432	$41	$1,187,987	$(3,996)	$975	$(903,242)	$281,765

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Operating activities
Net loss	$(148,037)	$(667,169)	$(54,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	629,700	37,637
Cumulative effect of accounting change	—	6,338	—
Amortization of deferred compensation	15,541	895	739
Depreciation and amortization	66,500	8,268	3,801
Equity instruments issued in exchange for technology and services	444	1,700	866
Gain on sale of investment	(4,513)	—	—
Changes in certain assets and liabilities:
Accounts receivable	8,304	(3,449)	1,357
Interest receivable	898	(734)	(192)
Prepaid expenses and other current assets	2,890	(9,966)	512
Accounts payable and accrued expenses	(3,722)	(2,580)	(759)
Deferred revenue	(4,083)	15,650	5,090

Net cash used in operating activities	(65,778)	(21,347)	(5,707)
Investing activities
Purchases of securities available-for-sale	(232,725)	(92,608)	(43,791)
Proceeds from maturities of securities available-for-sale	206,785	29,589	15,096
Proceeds from sale of securities available-for-sale	88,218	29,429	19,226
Purchases of property and equipment	(18,115)	(3,019)	(3,090)
Net cash received (paid) in acquisitions	—	4,397	(1,609)
Proceeds from sale of investments (purchases of investment securities)	5,974	1,539	(2,250)

Net cash provided by (used in) investing activities	50,137	(30,673)	(16,418)
Financing activities
Proceeds from issuance of redeemable common stock	—	—	2,000
Proceeds from issuance of common stock	8,866	62,846	397
Proceeds from issuance of preferred stock	—	37,500	12,484
Principal payments on capital leases	(997)	(937)	(1,059)
Principal payments made on long-term obligations	(12,837)	(2,131)	(2,015)
Proceeds from short-term obligations	2,344	1,000	—
Proceeds from long-term obligations	5,156	3,000	2,000
Dividends paid	(625)	(625)	—

Net cash provided by financing activities	1,907	100,653	13,807
Net (decrease) increase in cash and cash equivalents	(13,734)	48,633	(8,318)
Cash and cash equivalents at beginning of period	49,413	780	9,098

Cash and cash equivalents at end of period	$35,679	$49,413	$780

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,458	$607	$844
Supplemental Schedule of Noncash Investing and Financing Activities:
Equity instruments issued for acquisitions	$—	$939,198	$58,109
Common stock issued for payment of preferred stock dividend	$1,105	$—	$—

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

Cash and Cash Equivalents

      All short-term investments, which consist primarily of bankers’ acceptances and certificates of deposit, with maturities of three months or less at date of purchase, are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.

Securities Available-for-Sale

      Our investment portfolio is classified as available-for-sale and is segregated into current and non current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (U.S. dollar denominated only): commercial paper; short and mid-term corporate notes/ bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At December 31, 2001, noncurrent securities available-for-sale includes certificate of deposits of $9.8 million that secure a financing agreement and $2.3 million that secure letters of credit related to our leased properties.

Certain Concentrations

      Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

      Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce the Anti-B1 antibody monoclonal antibody in BEXXAR®. We have committed to purchase minimum antibody quantities of the Anti-B1 Antibody from BI Pharma KG. The maximum purchase commitment that we would pay if we did not place orders to purchase any antibody is approximately $4.4 million. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, if we are unable to obtain sufficient quantities of the Anti-B1 antibody from BI Pharma KG or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed or sufficient quantities of commercial inventory may not be available in future periods.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment is stated at cost and is depreciated on the straight-line method over the assets’ estimated useful lives, which range from three to seven years for computers and equipment and twenty years for buildings. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Amortization of assets recorded under capital leases is included in depreciation.

Acquisition-Related Intangible Assets

      Intangible assets consist of acquired workforce, adjuvant know-how, an acquired lease and goodwill and are amortized on the straight-line method over periods of four to seven years. Assembled workforce will be reclassified to goodwill on January 1, 2002 in accordance with the Statement of Financial Accounting Standards No. (SFAS) 142 (see New Accounting Standards below). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142. We will continue to amortize the acquired lease and adjuvant know-how over their useful life. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future, we will measure the amount of the impairment based on discounted future cash flows from the impaired assets. The cash flow estimates that will be used will contain management’s best estimates, using assumptions and projections appropriate and customary at the time. At December 31, 2001 and 2000, we had approximately $62.7 million and $5.1 million, respectively, of accumulated amortization.

Stock-Based Compensation

      We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and apply Accounting Principles Board Opinion No. 25, or APB 25, and related interpretations in accounting for our stock option plans. Accordingly, our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of net loss and net loss per share under SFAS 123 is provided in Note 9.

      Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically re-measured as the underlying options vest.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Other Financial Instruments

      As of December 31, 2001 and December 31, 2000, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 84% of our collaborative revenue in 2001 from five collaborative partners, 68% and 73% of our collaborative revenue in 2000 and 1999, respectively from three collaborative partners.

      We previously recognized nonrefundable up-front license fees as revenue when the technology was transferred and when all significant contractual obligations relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining research and development period. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $3.9 million, or $0.19 per share, composed of the $6.3 million cumulative effect of the change as described above ($0.30 per share) less $2.4 million of the deferred revenue resulting from the cumulative effect adjustment that was recognized as revenue during 2000 ($0.11 per share). Had the change in accounting been in effect retroactively as of January 1, 1999, net loss for the year ended December 31, 1999 would have been $54.0 million, or $3.87 per share. The pro forma amounts shown on the statement of operations have been adjusted for the effects of retroactive application on revenue that would have been made had the new method been in effect during the period presented. Revenue for both 2001 and 2000 includes $2.4 million of revenue previously recognized and included in the cumulative effect adjustment.

Research and Development Expenses

      Pursuant to SFAS No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical, outside manufacturing, legal fees and consulting.

Net Loss Per Share

      Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and preferred stock. Because we report a net loss, diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options, stock warrants and preferred stock being added to weighted average shares outstanding would reduce the loss

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share. Therefore, outstanding stock options, stock warrants and preferred stock are not included in the calculation.

Segment Information

      We currently operate as a single segment under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board or FASB, issued Statements of Financial Accounting Standards No. 141 Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We had previously expected to record amortization expense of $55.6 million during 2002 related to goodwill and workforce that will not be amortized due to the adoption of the new standard. We are evaluating the impact of the impairment rules, if any, on the operations or financial position of the Company.

      In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Asses and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. We do not expect the adoption of this statement to have a material effect on the operations or financial position of the Company.

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform to the 2001 presentation.

2.     Scientific Collaborative and License Agreements

      Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health will market BEXXAR in Europe. We and Amersham Health will cooperate to register the product in Europe. We will be responsible for the generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of radiolabled antibody in the territory. Under the terms of the agreement Amersham Health will purchase a total of up to $15 million of Corixa’s common stock, $5 million of which was purchased at the execution of the agreement and the remaining portion to be purchased at our then-fair market value at our election during a period of eighteen months from the date of the agreement. Upon execution of the agreement Amersham purchased 271,343 shares of our common stock at a price of $18.43 per share, which represented a premium to the then current market value of our common stock of approximately forty percent or $1.4 million. The premium has been accounted for as a nonrefundable license payment and was deferred and will be recognized as revenue ratably over the applicable term of the agreement, consistent with our revenue recognition policy. In addition, Amersham Health will pay us multi-million dollar milestone payments upon regulatory approval in the territory as well as million dollar milestone payments based on achievement of certain sales volume targets. Amersham Health will pay us royalties on all future product sales in Europe. We recognized revenue from this agreement of approximately $65,000 in 2001.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Medicis. In August 2000, we entered into a development, commercialization and license agreement with Medicis Pharmaceutical Corporation covering our novel psoriasis immunotherapeutic product, PVACTM treatment. The agreement provides Medicis with exclusive rights to PVAC treatment in the United States and Canada. We are predominantly responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. Under the terms of the agreement, Medicis will pay us license fees, research funding and milestone payments of up to $107 million. Upon effectiveness of the agreement, we received a nonrefundable payment of $17 million with additional potential development milestone payments of $35 million, and commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon commercial sale of the product, Medicis will purchase inventory from us and pay a royalty on net sales of the product. Research and development funding payments received are being recognized over the estimated research and development period of approximately four and a half years. The estimated research and development period was extended from three years due to delays in clinical trials. We recognized revenue from this agreement of $4.6 million and $1.4 million in 2001 and 2000, respectively.

      We developed PVAC treatment in collaboration with New Zealand-based Genesis Research and Development Corporation. We paid Genesis $8.1 million in 2000, as a result of payments received from Medicis. We also paid $900,000 to SR Pharma, our licensor for certain intellectual property related to PVAC treatment. These payments are being amortized over the related period the Medicis revenues are being recognized.

      Zenyaku Kogyo. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo Co. Ltd for research and development related to PVACTM treatment. The agreement provides Zenyaku Kogyo with exclusive rights to PVAC in Japan. Under the terms of the agreement, we will receive license fees and research funding of up to $6 million, milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales. We recognized revenue of $2.2 million in 2001, $969,000 in 2000 and $531,000 in 1999, in connection with the agreement.

      Zambon Group and the Pharmaceutical Division of Japan Tobacco. During May and June 1999, we entered into corporate partnerships with Zambon Group spa and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine and antibody-based products aimed at preventing and/or treating lung cancer. Zambon has exclusive rights to develop and sell products in Europe, the former countries of the Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Japan Tobacco has exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and Japan Tobacco an option to formulate vaccines that may result from the collaboration in our microsphere delivery system with our proprietary protein adjuvants. The agreements have three-year terms and, in the aggregate, provide for committed research funding of $16.5 million, as well as milestone payments that vary depending on the milestones achieved. In addition, Zambon purchased $2.0 million of our common stock. The collaboration agreement allows Zambon to sell the common stock back to us at the original price under certain conditions (see Note 9). We recognized revenue of $7.7 million, $6.7 million and $4.7 million in connection with the Zambon and Japan Tobacco agreements in 2001, 2000 and 1999, respectively. Revenue for both 2001 and 2000 includes $500,000 recognized as a result of the cumulative effect adjustment. Amounts receivable from Zambon were approximately $562,000 and $505,000, at December 31, 2001 and December 31, 2000, respectively.

      Infectious Disease Research Institute. In March 1999, we entered into a research agreement with the Infectious Disease Research Institute (IDRI) to research and develop ex vivo therapies for treating cancer. Pursuant to the terms of the agreement, IDRI committed $12.0 million of research funding over the agreement’s three-year term. The agreement provides us exclusive rights to resulting intellectual property and

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product rights, while IDRI will receive a percentage of our proceeds related to ex vivo therapy products resulting from such research and development. We recognized revenue of $3.0 million, $3.8 million and $4.5 million in connection with this agreement in 2001, 2000 and 1999, respectively.

      GlaxoSmithKline. In October 1998, we entered into a collaboration and license agreement effective September 1, 1998 with GlaxoSmithKline’s, or GSK’s, wholly owned subsidiary, SmithKline Beecham plc. GSK has committed to funding $43.6 million for research work that is performed in multiple discovery programs during the four-year term. Extended research and development programs beyond the initial four-year term may be agreed upon by GSK and us. We recognized revenue of $13.7 million, $12.7 million and $10.6 million in 2001, 2000 and 1999, respectively, from this agreement. Revenue for both 2001 and 2000 includes $1.9 million recognized as a result of the cumulative effect adjustment.

      In addition, GSK purchased $2.5 million of our common stock in 1998 at a premium to our fair market value. Additionally, with respect to the $5.0 million loan from GSK under a prior collaboration agreement, GSK may elect to have us repay such amount on September 1, 2003 or convert such amounts into the purchase of our common stock at a premium to our then-current fair market value. This amount is recorded as a long-term obligation at December 31, 2001 and 2000.

      We have several license and supply agreements with GSK whereby we have licensed certain adjuvants for use in vaccines that GSK is developing for infectious diseases, cancer and allergy. These agreements grant GSK exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreements, GSK pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $2.8 million in 2001 and $3.5 million in 2000 in connection with these agreements.

      As a result of our acquisition of Coulter, we acquired a collaborative agreement with GSK for developing and commercializing BEXXAR, which has completed Phase III clinical trials in the United States and is the subject of a BLA currently under review by the Food and Drug Administration, or FDA, for treating non-Hodgkin’s lymphoma, or NHL. Coulter and GSK executed the agreement in 1998 and amended it in April 2000 to reduce GSK’s territory to the United States. Under the terms of the amended agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval.

      Under the terms of the agreement, GSK will reimburse us for certain development cost and pay us for the achievement of certain defined clinical development, regulatory and sales milestones. In 2001, we recognized milestone revenue of $6.0 million upon Institutional Review Board (IRB) approval of two clinical protocols and $6.9 million for the reimbursement of clinical and other development costs.

      We and GSK will co-market BEXXAR in the United States and will share revenue, cost of goods sold, sales and marketing costs and other costs associated with BEXXAR related activities. Currently, we share the pre-launch cost of marketing associated with preparation of the potential commercialization of BEXXAR. For 2001, our share of these expenses was $3.5 million and has been classified as sales, general and administrative expense.

      Amounts receivable from GSK under these agreements at December 31, 2001 and 2000 were $2.9 million and $9.7 million, respectively.

      The agreement also provided for a $15.0 million credit line, which was fully drawn by Coulter in December 2000 prior to the acquisition. No amounts remain available under the credit line. Borrowings under the credit line are due in October 2003. We are subject to certain financial covenants including liquidity and net worth covenants as defined in the agreement. At December 31, 2001, we were in compliance with these covenants. Quarterly interest payments, due in arrears, are at a fixed interest rate of 9.5%. Interest expense for 2001 was approximately $1.4 million. At our sole discretion, we may repay the principal in either cash or common stock. Payment in our common stock would be based upon the fair market value of our common stock at the time of payment.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Agreements. We have various other collaborative research agreements with academic universities and research institutions, which expire at various intervals through 2003. Certain agreements stipulate the reimbursement by us of research costs incurred by these universities and institutions on our behalf. Included in research and development expenses for the years ended December 31, 2001, 2000 and 1999 are reimbursements approximating $9.1 million, $4.6 million and $2.9 million, respectively. Certain 2001 collaborative agreements extend into fiscal years 2002 and 2003, and as of December 31, 2001, we are committed to reimburse these universities and institutions approximately $893,000 in 2002 and $10,000 in 2003.

      We have entered into certain license agreements and obtained options to negotiate license agreements under the terms of which we received license, technology and patent rights. During 2001, 2000 and 1999, we paid initial license and/or option fees approximating $1.2 million, $3.4 million and $1.8 million, respectively. In addition, we issued 23,809 and 19,697 shares of common stock and options valued at $1,022,275 and $270,000 during 2000 and 1999, respectively, in exchange for such rights. No common stock or options were issued in 2001. All such amounts were expensed when paid and are included in research and development expense as the related technology was in development, and did not have alternative future uses.

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

      We estimate that research and development expenses incurred under these scientific collaborative and license agreements were approximately $99.6 million, $37.3 million and $29.7 million in 2001, 2000 and 1999, respectively

      Because of the large number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, the majority of our research and development costs are not directly tied to any individual project and are allocated among multiple projects. Our project management is based primarily on scientific data and supplemented by these cost allocations, which are based primarily on human resource time incurred on each project. The costs allocated to a project as a result do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis. Costs attributed to research and preclinical projects largely represent our pipeline generating activities. Costs associated with clinical development programs represent the advancement of these activities into product candidates.

3.     Business Combinations

Acquisition of Coulter Pharmaceutical, Inc.

      On December 22, 2000, we acquired all of the outstanding shares of common stock of Coulter, a company focused on developing products for treating cancer. The acquisition was accounted for as a purchase transaction. Aggregate consideration was approximately $917.1 million, which consisted of 19,114,649 shares of our common stock, with a market value of approximately $806.8 million, assumed Coulter stock options valued at approximately $132.4 million, less $29.2 million associated with the intrinsic value of unvested options and transaction costs of $7.1 million. The $29.2 million was recorded as deferred compensation and is

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized to compensation expense over the remaining vesting periods. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Assets acquired	$108,807
Liabilities assumed	(45,296)
Acquired in-process research and development	629,700
Assumed lease	15,405
Assembled workforce	3,900
Goodwill	204,556

Total purchase price allocation	$917,072

      Certain Coulter employees were granted approximately 25,000 shares of common stock that will vest upon Food and Drug Administration approval of BEXXAR, Coulter’s lead product candidate. Vesting will occur regardless of employment status at the time of approval. These shares will be valued and expensed at the time of approval.

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

Acquired in-process research and development	$26,024
Assets acquired	23,868
Liabilities assumed	(7,505)
Assembled workforce	1,033
Adjuvant know-how	3,076
Goodwill	11,033

Total purchase price	$57,529

Acquisition of Anergen, Inc.

      On February 10, 1999, we acquired all of the outstanding shares of common stock of Anergen, a biotechnology company focused on treating autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. The acquisition was accounted for as a purchase transaction. Aggregate consideration for the acquisition was approximately $9.6 million, which consisted of 1,058,031 shares of our common stock, with a market value of approximately $8.7 million, approximately $200,000 in cash, and approximately $700,000 in acquisition costs. The aggregate purchase price exceeded the fair value of net tangible assets by approximately $11.6 million, which amount was allocated to acquired in-process research and development, or IPR&D, during the first quarter of 1999. On January 5, 2001, Anergen merged into Coulter in a direct merger in which Coulter was the surviving entity.

      For each of the above acquisitions, acquired IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product, probability of technical success given the stage of development at the time of acquisition, royalty rates based on prior licensing agreements, products sales cycles; and the estimated life of a product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rates utilized to discount projected cash flows were 30% to 55% for in-process technologies used, depending on the relative risk of each in-process technology, and were based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

      All of the foregoing estimates and projections regarding the Coulter, Ribi, and Anergen acquisitions were based on assumptions we believed to be reasonable at the time of the acquisitions, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, our business, operating results and financial condition may be adversely affected. As of the date of each acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If we fail in our efforts, no alternative economic value will result. If the projects fail, the economic contribution expected to be made by the IPR&D will not materialize. The risk of untimely completion includes the risk that alternative vaccines, immunotherapeutics or diagnostics will be developed by competitors.

4.     Securities Available-For-Sale

      Securities available-for-sale consists of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Amortized Cost	Gain	Loss	Value

December 31, 2001
U.S. government agencies	$19,771	$247	$(4)	$20,014
U.S. corporate obligations	54,858	839	(107)	55,590
Other	9,781	—	—	9,781

	$84,410	$1,086	$(111)	$85,385

December 31, 2000
U.S. government agencies	$29,135	$67	$(20)	$29,182
U.S. corporate obligations	114,556	414	(487)	114,483
Other	4,000	—	—	4,000

	$147,691	$481	$(507)	$147,665

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2001, 2000 and 1999 and are therefore not shown. The contractual maturities of our available-for-sale securities are shown below (in thousands):

		Estimated
	Amortized	Fair Market
	Cost	Value

December 31, 2001
Due in one year or less	$28,395	$28,727
Due in one year through four years	56,015	56,658

	$84,410	$85,385

December 31, 2000
Due in one year or less	$90,849	$91,851
Due in one year through four years	56,842	55,814

	$147,691	$147,665

5.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2001	2000

Laboratory equipment	$17,669	$15,267
Land and buildings	8,352	7,942
Leasehold improvements	16,374	15,770
Construction in progress	11,610	750
Computers and office equipment	14,657	10,358

	68,662	50,087
Accumulated depreciation and amortization	(19,663)	(10,811)

	$48,999	$39,276

      At December 31, 2001 and 2000, we held equipment under capitalized leases with an original cost of approximately $6.7 million and $6.8 million, respectively, and a net book value of approximately $245,000 and $826,000, respectively. These leases are secured by the underlying assets.

      Depreciation expense was $8.9 million, $3.8 million and $3.2 million for 2001, 2000 and 1999, respectively.

6.     Investments

Abgenix Inc.

      In February 2001 and May 2001, we exercised our option to sell our shares of Abgenix Inc. (formerly ImmGenics) acquired in May 2000 to Abgenix for cash. We recognized a gain of approximately $4.5 million from the sale of the stock.

LigoCyte Pharmaceuticals, Inc.

      In October 1999, we signed a licensing and collaborative research agreement with LigoCyte to utilize LigoCyte technology for developing of therapeutic and vaccine products that target infections arising from Candida albicans. We terminated our collaborative research agreement with LigoCyte in 2001. Under the

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the agreement and related agreements, we paid a one-time license fee of $250,000 and research funding of $225,000 over a one-year period. We also purchased 293,255 shares of Series B preferred stock for $1.0 million. Our senior vice president and general counsel is a member of Ligocyte’s board of directors. We account for our investment in LigoCyte on the cost method.

7.     Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2001	2000

Trade accounts payable	$9,492	$10,547
Accrued clinical trial fees	2,317	1,962
Employee compensation and related expenses	3,637	6,337
Accrued legal fees	2,461	890
Accrued research and development expenses	2,370	2,587
Environmental contingency	—	2,600
Other	3,318	2,394

	$23,595	$27,317

8.     Long-Term Obligations and Lease Obligations

      Long-term obligations consist of the following (in thousands):

	December 31,

	2001	2000

Credit line and loan from corporate partner	$20,000	$20,000
Bank loans	13,220	18,447
Capital lease obligations	85	1,193
Other	107	109

	33,412	39,749
Less current portion of obligations	5,755	6,327

	$27,657	$33,422

      The credit line and loan from corporate partner consists of two arrangements at December 31, 2001, as follows:

      We received a $5 million loan in exchange for options to license two of our early-stage cancer vaccines under a prior collaboration agreement and a $15 million credit line related to the commercialization of BEXXAR (refer to Note 2 with regard to the terms and conditions of the credit lines). The $15 million line matures in October 2003 and accrues interest at a fixed rate per annum equal to the prime rate in effect on the date the loan is advanced (9.5%), or the maximum permissible by law, whichever is less. Under the terms of the note, we are required to meet the following minimum covenants: (i) remaining months’ liquidity, (ii) debt service coverage ratio, (iii) tangible net worth, and (iv) leverage ratio. As of December 31, 2001, we were in compliance with these covenants. The $5 million loan is non-interest bearing and matures in September 2003. GSK may elect to have us repay such amount on September 1, 2003 or convert such amounts into the purchase of our common stock at a premium to our then-current fair market value.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, we had outstanding bank loans of $13.2 million. This amount is composed of three bank loans, which require quarterly interest and principal payments and mature in May 2003, September 2004 and August 2005. The loans bear interest at a rate that is a function of either the London InterBank Offering Rate, or LIBOR, or the prime rate of a major bank or federal fund rates (3.61% to 8.61% at December 31, 2001). Under the terms of the notes, we are required to meet the following minimum covenants: (i) tangible net worth, (ii) net cash calculated based on the sum of the principal balance plus the interest reserve under the note plus a multiple of our actual cash burn or $37,500,000, whichever is greater, (iii) total debt to net worth ratios, and (iv) current ratio. As of December 31, 2001, we were in compliance with the notes covenants.

      Minimum future debt payments under all credit lines from corporate partners and bank loans at December 31, 2001 are as follows (in thousands):

	Credit Line
	and loan from
Year Ending December 31,	Corporate Partner	Bank Loans

2002	$—	$5,563
2003	20,000	3,375
2004		2,875
2005	—	1,407
2006	—	—
Thereafter	—	—

Total minimum payments	$20,000	$13,220

      Capital lease obligations are secured by the underlying equipment. The outstanding balance at December 31, 2001, of $85,000 is due in 2002.

      We rent office and research facilities for our Seattle operations under a noncancelable operating lease that expires in January 2005. We have issued an irrevocable standby letter of credit in the amount of $750,000 as a security deposit on the lease. We have the option to renew the lease for two additional five-year terms. We rent office and research facilities for our South San Francisco operations under an operating lease that expires in November 2010, with an option to renew for two additional five-year periods. We have issued a standby letter of credit in the amount of $2.3 million and have a security deposit of $225,000 in connection with this lease. At December 31, 2001, noncurrent securities available-for-sale included certificate of deposits of $2.3 million that secure letters of credit related to our leased properties.

      Minimum future rental payments under all lease agreements at December 31, 2001 are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2002	9,805
2003	9,536
2004	8,975
2005	5,641
2006	3,972
Thereafter	14,173

Total minimum payments	$52,102

      Rent expense was $9.8 million in 2001, $3.7 million in 2000, and $3.5 million in 1999.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Stockholders’ Equity

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

      Under the terms of the agreement, we issued warrants on the first and second anniversaries of the Line equal to $1.125 million and $1.0 million of common stock respectively, based on the value of our common stock. These warrants had a value of $5.3 million at the time we entered into the agreement and were included in equity. Accordingly, on April 8, 2001 and April 8, 2000, we issued warrants to purchase 130,028 and 30,540 shares of common stock at $7.69 and $36.84 per share, respectively.

      On December 29, 2000, we drew down the remaining $37.5 million under the Line by issuing 37,500 shares of Series B preferred stock. The Series B Preferred Stock has the same rights and preferences as the Series A preferred stock issued at the time of the Initial Draw in April 1999. In addition, we issued warrants to purchase 237,500 shares of common stock, consisting of a warrant to purchase 187,500 shares of common stock as required under the terms of the Line and an additional warrant to purchase 50,000 shares of common stock, at an exercise price of $18.22 per share. The conversion price of the Series B preferred stock is $25.58 per share.

      On the dates of the initial and remaining draws, the effective conversion prices of the Series A and B preferred stock (after allocating a portion of the proceeds to the common stock warrants based on the relative fair values) were at a discount to the price of the common stock into which the preferred stock was convertible. The discount of $5.5 million and $9.3 million related to the Series A and Series B preferred stock, respectively was recorded as preferred stock dividends.

      The preferred stock has an annual cumulative dividend rate of 5% and may be paid, at our option, in cash or in shares of our common stock. If we elect to pay in common stock the number of shares issued is calculated as the cash dividend amount divided by the stated conversion price of the respective preferred stock. The Preferred Stock may be converted into common stock at the option of Castle Gate at any time following issuance. Beginning on the fourth anniversary of issuance, shares of outstanding preferred stock will be converted into common stock if the price of our common stock exceeds the preferred stock conversion price by at least 30%, as specified in the agreement. Additionally, any shares of Preferred Stock that have not been converted previously will be converted automatically on the seventh anniversary of issuance. Series A and Series B preferred shares have voting rights based on the number of common shares into which the preferred shares are convertible. In the event of liquidation, the preferred stockholders share pro rata with common stockholders.

      We elected to pay the 2001 annual dividend on the Series B preferred stock in shares of our common stock by issuing 73,299 shares of common stock in December 2001. The value of these shares at the time of issuance was $1.1 million, which was approximately $770,000 less than the cash dividend value of $1.9 million. The dividend has been recorded based on the fair value of the common stock issued.

      We are accruing the dividend at the lower of the cash dividend amount or the current fair value of the shares to be issued.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

      In December 2001, we entered into an agreement with BNY Capital Markets, Inc., or CMI, a subsidiary of Bank of New York , for a $75 million equity line of credit. CMI has agreed to purchase Corixa common stock at a two percent discount to the market price and the financing will be available to us, subject to certain conditions, at our option on an as-needed basis over a period of twenty-four months. Subject to certain limitation, we have the right to determine the timing and amount of each sale. No funds have been drawn from the equity line of credit at December 31, 2001. Funding from the line will be available upon effectiveness of the registration statement related to the transaction.

Redeemable Common Stock

      In May 1999, we issued 141,576 shares of our common stock for $2,000,000, or $14.13 per share, to Zambon in connection with a collaboration agreement. Under the terms of the collaboration agreement, Zambon may sell the common stock back to us for the original purchase price at the end of the research program term if Zambon determines that a commercial product is not viable. Accordingly, we have not included the common shares in stockholders’ equity. The aggregate amount paid represented a premium of approximately $230,000 over the fair market value of the stock at the time of issuance and was included with the amount of redeemable common stock.

Stock Option Plans

      Effective June 1, 2001, we amended and restated the Amended and Restated 1994 Stock Option Plan, and redesignated it the 2001 Stock Incentive Plan, or 2001 Plan. The amendment provides for an increase in the shares available for issuance by 924,950 shares to 7,500,000 shares subject to an annual increase equal to three percent (3%) of the outstanding common stock as of the last trading day of the prior fiscal year, up to a maximum annual increase of 2,000,000 shares. In addition, under the merger agreement with Coulter, we assumed their stock option plans. As a result, we assumed option to purchase approximately 5,614,535 shares. As of December 31, 2001, the 2001 Plan had 10,661,023 shares of common stock reserved for issuance to employees, directors and consultants. The amendment also provides that we may grant stock awards and stock appreciation rights, or SARs, under the 2001 plan. Options granted under the 2001 Plan may be designated as incentive or nonqualified at the discretion of the plan administrator.

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

      We adopted the 1997 Directors’ Stock Option Plan (the Directors’ Plan) on July 25, 1997. As of December 31, 2001, 372,084 shares of common stock were reserved for issuance under the Directors’ Plan. The number of shares reserved for issuance is subject to an automatic increase on the first trading day of each of the five calendar years beginning in 1998 and ending in 2002, in an amount equal to 50,000 shares or such lesser amount as the board of directors may establish. The Directors’ Plan provides for the grant of nonqualified stock options to nonemployee directors. The Directors’ Plan provides that each person who first became a nonemployee director shall be granted nonqualified stock options to purchase 15,000 shares of common stock (the First Option). Thereafter, on the first day of each fiscal year, commencing in fiscal 1998, each nonemployee director shall be automatically granted an additional option to purchase 5,000 shares of

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock (a Subsequent Option) if, on such date, he or she shall have served on our board of directors for at least six months. The First Options and Subsequent Options generally vest over 36 and 12 months, respectively, and have 10-year terms. The exercise price of such options shall be equal to the fair market value of our common stock on the date of grant. The Directors’ Plan has a 10-year term, unless terminated earlier.

      In April and June of 2001, we cancelled approximately 1.9 million employee stock options with exercise prices ranging from $25.13 to $51.19. We granted approximately 1.8 million replacement options in October and December 2001 with exercise prices equal to the then current fair market value of the underlying stock. Each replacement option has an equivalent vesting schedule to the option that was exchanged.

      A summary of our stock option activity and related information follows:

			Weighted
			Average
	Options		Exercise
	Outstanding	Price Per Share	Price

Balance at January 1, 1999	1,439,326	$0.33 - $ 13.5	0 $	3.38
Options granted	1,816,779	8.63 - 17.81		12.03
Options assumed in acquisitions	371,937	6.15 - 178.83		33.66
Options exercised	(96,578)	0.33 - 14.84		2.73
Options forfeited	(114,908)	0.33 - 178.83		30.83

Balance at December 31, 1999	3,416,556	0.33 - 169.89		10.39
Options granted	3,157,393	19.00 - 69.44		27.15
Options assumed in acquisition	4,262,041	0.30 - 42.87		20.65
Options exercised	(591,322)	0.33 - 47.48		8.94
Options forfeited	(98,328)	0.99 - 71.53		15.68

Balance at December 31, 2000	10,146,340	0.30 - 169.89		19.89
Options granted	3,362,085	8.00 - 27.63		14.18
Options exercised	(629,247)	0.30 - 23.55		15.87
Options forfeited	(3,505,731)	0.75 - 73.77		25.06

Balance at December 31, 2001	9,373,447	0.30 - 169.89		16.88

      The following table summarizes information about the stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted		Weighted
	Outstanding	Remaining	Average		Average
Range of	on December 31,	Contractual	Exercise		Exercise
Exercise Prices	2001	Life	Price	Shares	Price

$ 0.30 – $ 9.50	1,713,611	6.11	$6.55	1,445,764	$6.27
$10.39 – $ 12.69	747,124	8.90	11.45	179,436	12.50
$12.97 – $ 13.45	1,911,495	9.82	13.44	683,624	13.45
$13.50 – $ 25.13	4,195,945	8.26	20.50	1,915,546	21.70
$25.30 – $169.89	805,272	7.77	33.18	360,691	34.51

$ 0.30 – $169.89	9,373,447	8.19	16.88	4,585,061	16.25

      At December 31, 2000 and 1999, we had 3,171,982 and 1,305,736 options exercisable, respectively.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred compensation of approximately $29.2 million was recorded at December 31, 2000, as a result of the merger with Coulter, which represented the difference between the exercise prices of options assumed from Coulter and their fair market values. Deferred compensation expense of approximately $14.7 million, $895,000 and $738,000 was recognized for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, approximately $9.2 million of deferred compensation was reversed related to employees that terminated employment during the year.

      Included in options outstanding at December 31, 2001 are approximately 182,000 options granted to consultants for services. Expense of approximately $444,000, $678,000 and $596,000 was recorded in 2001, 2000 and 1999, respectively, related to options granted to consultants.

Employee Stock Purchase Plan

      On July 25, 1997, we adopted the 1997 Employee Stock Purchase Plan (the Purchase Plan). On Effective June 1, 2001, we amended and restated the 1997 Employee Stock Purchase Plan and redesignated it the 2001 Employee Stock Purchase Plan, or 2001 ESPP. The amendment provides for an increase in the shares available for issuance by 375,000 shares to 500,000 shares subject to an annual increase of not more than 500,000 shares in any calendar year. As of December 31, 2001, 375,425 shares of common stock were reserved for issuance under the 2001 ESPP. The 2001 ESPP permits eligible employees to enroll in a two year offering period with eight three-month purchase periods and to purchase shares of our common stock through payroll deductions at a price equal to 85% of the fair market value of our common stock on the first day of the applicable two year offering period or the last day of the date of applicable purchase six-month offering period, whichever is lower.

      The number of authorized shares is subject to automatic increase on the first trading day of each of the 20 calendar years beginning in 1998 and ending in 2017. If the number of shares reserved for issuance is less than 1% of the outstanding common stock, the number of shares reserved for issuance shall be increased until it equals 1% of the outstanding common stock (up to a maximum of 500,000 shares in any calendar year), or such lower amount as determined by the board of directors. The board of directors has the power to amend or terminate the 2001 ESPP as long as such action does not adversely affect any outstanding rights to purchase stock under the 2001 ESPP. The 2001 ESPP has a 20-year term, unless terminated earlier.

      In 2001, 2000 and 1999, 124,575, 62,969 and 25,826 shares were issued under the 2001 ESPP at prices ranging from $8.84 to $23.48, $10.61 to $23.69 and $4.89 to $7.33, respectively.

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

	Employee Stock			Employee Stock
	Option			Purchase Plan

	2001	2000	1999	2001	2000	1999

Expected life (years)	4	4	4	1	1	1
Expected volatility	90%	80%	67%	90%	80%	67%
Risk-free interest rate	4.2%	5.2%	4.9%	4.2%	5.2%	5.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

      The weighted average fair value of options granted during 2001, 2000 and 1999 was $10.54, $19.86 and $7.95, respectively.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under SFAS 123, if we had elected to recognize the compensation cost based on the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated fair value of the options is amortized to expense over the options’ vesting period):

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net loss:
As reported	$(149,767)	$(677,056)	$(60,766)
Pro forma	(171,663)	(684,610)	(64,066)
Net loss per share:
As reported	$(3.66)	$(32.30)	$(3.91)
Pro forma	(4.19)	(32.66)	(4.13)

Stock Warrants

      We had common stock warrants outstanding to purchase 1,604,629 shares of common stock as of December 31, 2001 at a weighted average exercise price of approximately $10.22 per share, which warrants expire between 2004 and 2010. Included in the total common stock warrants outstanding at December 31, 2001, are warrants to purchase 50,000 shares of common stock issued in connection with a line of credit with an exercise price of $15.49. Common stock warrants outstanding at December 31, 2001, includes 25,000 warrants that become exercisable at any time after December 3, 2002 and 25,000 warrants that become exercisable at any time after December 3, 2003. Warrants that become exercisable after December 3, 2002 and 2003 will become exercisable at an average price of our common stock fifteen trading days immediately preceding and succeeding December 3, 2002 and 2003. Included in the total common stock warrants outstanding at December 31, 2001, are 69,424 warrants issued prior to 1997, in connection with certain collaborative agreements with exercise prices ranging from $0.0033 to $6.60. Vesting of 68,182 warrants is contingent upon the achievement of certain scientific milestones.

Common Stock Reserved

      Common stock was reserved for the following purposes at December 31, 2001:

Stock options outstanding	9,373,447
Warrants to purchase common stock	1,604,629
Employee stock purchase plan	375,425
Stock options available for grant	1,659,660
Conversion of preferred stock	2,936,577

Total	15,949,738

10.     Income Taxes

      At December 31, 2001 and 2000, we had net operating loss carryforwards of approximately $390.4 million and $337.1 million, respectively, and research and experimentation credit carryforwards of approximately $18.4 million and $13.8 million, respectively, which begin to expire in 2009. Utilization of net operating loss and research and development tax credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code (the Code). During the period 1995 through 2000, we experienced ownership changes as defined by the Code. Accordingly, our use of losses incurred through the date of any ownership changes will be limited on an annual basis during the carryforward period, therefore some of the carryforwards will expire without being fully utilized.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $30.1 million during 2001 and $73.1 million during 2000. The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$132,722	$112,475
Research and experimentation credit and foreign tax credit carryforwards	18,479	13,852
Depreciation	92	739
Deferred revenue	8,889	6,840
Financial statement expenses not deducted on tax return	4,610	682

	164,792	134,588
Deferred tax liabilities:
Tax return expenses not charged against financial statements	(313)	(250)

	(313)	(250)

Net deferred tax assets	164,479	134,338
Less valuation allowance	(164,479)	(134,338)

Net deferred tax assets	$—	$—

11.     401(k) Plan

      We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2001) and to have the amount of such reduction contributed to the 401(k) Plan. Effective January 1, 1998, we implemented a 401(k) matching program whereby we contribute twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant’s earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of eleven investment options. Our contributions under the 401(k) Plan were approximately $577,000 in 2001, $280,000 in 2000 and $224,000 in 1999.

12.     Related-Party Transactions

      Employee loans totaling $830,000 and $1.1 million are included in other assets on the accompanying balance sheets as of December 31, 2001 and 2000, respectively. The loans are non-interest-bearing with various terms ranging from four to ten years and are secured by a second deed of trust on the employee’s residence. The forgiven amount and the repaid amount is calculated on a pro-rata basis over years one through ten of continued employment. In the event the employee ceases to be employed by us, the loan becomes interest-bearing and due within a reasonable period not to exceed three months.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2001, we extended loans totaling approximately $200,000 to executive officers. The loans are secured by a second deed of trust on the employees residence. Each of the notes has a term of four years and bears interest at approximately 5.5%. The full balance of principal and accumulated interest is due at maturity.

13.     Commitments and Contingencies

      On September 10, 2001 IDEC Pharmaceuticals, Inc., or IDEC, filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of non-Hodgkin’s lymphoma. On September 12, 2001 we and GSK filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes Corixa’s U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of non-Hodgkin’s lymphoma. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001 we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the U.S. District Court, Southern District of California. By way of order of February 25, 2002, the Delaware District Court has ordered the case transferred to the U.S. District Court, Southern District of California. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on the Company’s business, future results of operations, financial position or cash flows.

      We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Quarterly Financial Data (Unaudited)

      The following table contains selected unaudited statement of operations information for each quarter of 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

     Quarterly Financial Data:

	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
2001
Revenue	$13,501	$15,625	$14,048	$14,891
Net loss	(41,972)	(31,793)	(40,027)	(34,245)
Basic and diluted net loss per common share	(1.05)	(0.79)	(0.99)	(0.83)
2000
Revenue	$9,513	$7,889	$7,997	$11,575
Loss before cumulative effect of change in accounting principle	(8,295)	(8,660)	(6,554)	(637,322)
Cumulative effect of change in accounting principle(1)	6,338	—	—	—
Net loss(2)	(14,633)	(8,660)	(6,554)	(637,322)
Basic and diluted loss per share before cumulative effect of change in accounting principle	(0.45)	(0.43)	(0.32)	(27.81)
Basic and diluted net loss per common share	(0.79)	(0.43)	(0.32)	(27.81)

(1)	As a result of our change in accounting method for nonrefundable up-front fees as of January 1, 2000, certain fees recognized in prior periods have been deferred and are being recognized over the terms of the related agreements.

(2)	The quarter ended December 31, 2000 includes our in-process research and development charge of $629.7 million.

Item 9.     Changes in and Disagreements with Accountants and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officers” in our 2002 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2001.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers” in our 2002 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the information set forth under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our 2002 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2001.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2002 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1)	Report of Ernst & Young LLP, Independent Auditors.
Consolidated Balance Sheets as of December 31, 2001 and 2000.
Consolidated Statements of Operations — Years Ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Index to Exhibits filed in response to Item 601 of Regulation S-K are set forth below.

Exhibit
Number	Exhibit Description	Reference

3.1	Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)
3.2	Certificate of Designation of Series A Preferred Stock	(E)
3.3	Certificate of Designation of Series B Preferred Stock	(F)
3.4	Bylaws of Corixa Corporation	(T)
4.1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)

Exhibit
Number		Exhibit Description	Reference

10.1		2001 Stock Incentive Plan	(R)
10.2		1997 Directors’ Stock Option Plan and form of stock option agreement	(A)
10.3		2001 Employee Stock Purchase Plan and form of subscription agreement	(S)
10.4		Corixa Corporation 401(k) Savings & Retirement Plan	(A)
10.5		Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)
10.6		Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)
10.7		Second Amendment to Columbia Building Lease dated as of September 25, 1998, between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(C)
10.8		Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)
10.9		First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	—
10.10		Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	—
10.11		Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	—
10.12	+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(D)
10.13	+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, by and between Corixa Corporation and SmithKline Beecham plc	(Q)
10.14	*	Letter Agreement, dated as of August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, regarding the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	—
10.15	+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.16	+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.17	+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.18	+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)
10.19	+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)
10.20	+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)
10.21	+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)
10.22	+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)

Exhibit
Number		Exhibit Description	Reference

10.23	+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)
10.24	+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate on December 29, 2000	(F)
10.25	+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering Corporation and RibiImmunoChem Research, Inc., as amended	(T)
10.26	+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering-Plough Ltd. and RibiImmunoChem Research, Inc., as amended	(T)
10.27		Separation Agreement between Corixa Corporation and Mark McDade, dated November 27, 2000	(T)
10.28	+	Development, Commercialization and License Agreement, dated August 15, 2000 by and between Corixa Corporation and Medicis Pharmaceutical Corporation	(Q)
10.29		Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(I)
10.30		Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(I)
10.31		Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(I)
10.32		Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(J)
10.33	+	Development Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated November 15, 1995	(J)
10.34	+	Contract Research and Development Agreement, by and between Coulter Pharmaceutical, Inc. and Dr. Karl Thomas GmbH, dated October 22, 1997	(M)
10.35	+	Supply Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(O)
10.36	+	Facilities Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(O)
10.37	+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.38	+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.39	+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.40	+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.41	+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham, dated October 23, 1998	(P)
10.42	*	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	—
10.43	*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	—

Exhibit
Number		Exhibit Description	Reference

10.44	*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	—
10.45	+	Supply Agreement between Coulter Pharmaceutical, Inc and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(P)
10.46		Satisfaction Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(S)
10.47		Consulting Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(S)
10.48		Form of Bexxar Stock Award Agreement, dated October 15, 2000 between Corixa Corporation and certain directors and officers of Corixa Corporation	(S)
10.49		Schedule of officers and directors of Corixa Corporation party to Bexxar Stock Award Agreement	(S)
10.50		Form of Corixa Corporation Executive Employment Agreement	(S)
10.51		Schedule of officers party to Corixa Corporation Executive Employment Agreement	(S)
10.52	*	Development, Commercialization and License Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(U)
10.53	*	Manufacturing and Supply Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(U)
10.54	*	Stock Purchase Agreement dated October 29, 2001 between Corixa Corporation and Amersham Health, Inc.	(U)
10.55		Private Equity Line Financing Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(U)
10.56		Registration Rights Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(U)
10.57		Form of warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(U)
10.58		Secured Promissory Note by Steven G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	—
10.59		Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	—
10.60		Loan Agreement between Corixa Corporation and BNP Paribas, dated as of August 3, 2001	—
10.61	+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	(W)
10.62	+	License and Collaborative Research Agreement dated June 15, 1999 between Corixa Corporation and Japan Tobacco Inc.	(W)
10.63	+	Research Agreement dated March 26, 1999 between Corixa Corporation and the Infectious Disease Research Institute	(V)
10.64	*	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	—
10.65		First Amendment dated February 28, 2002 to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	—
10.66		First Amendment dated February 28, 2002 to Registration Rights Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	—

Exhibit
Number		Exhibit Description	Reference

—
10.67	*	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd, dated August 6, 2001, regarding the Development and License Agreement between Corixa Corporation and Zenyaku Kogyo Co., dated August 16, 1999.	—
10.68	*	Letter Agreement between Corixa Corporation and Japan Tobacco Inc., dated September 28, 2001, regarding the license and Collaborative Research Agreement between Corixa Corporation and Japan Tobacco Inc., dated June 15, 1999.	(M)
10.69	+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical	(P)
10.70	+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical	—
10.71		Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical	—
10.72	*	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical	—
21.1		Subsidiaries of Corixa Corporation	—
23.1		Consent of Ernst and Young, LLP, Independent Auditors	(H)
24.1		Power of Attorney

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on August 11, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on October 28, 1998.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(F)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(G)	Incorporated herein by reference to Item 4 of this report on Form 10-K.

(H)	Incorporated herein by reference to the “Power of Attorney” granted below in this report on Form 10-K.

(I)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(J)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(K)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on August 5, 1997.

(L)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 8-K (File No. 000-21905), filed with the Commission on September 29, 1997.

(M)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(N)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on August 13, 1998.

(O)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(P)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K,(File No. 000-21905), filed with the Commission on March 30, 1999.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(R)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 18, 2001.

(S)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001.

(T)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001.

(U)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(V)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 6, 1999.

(W)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

(b) Reports on Form 8-K

      On December 17, 2001 Corixa filed a Current Report on Form 8-K stating under “Item 5. Other Events” that on October 29, 2001, Corixa and Amersham Health announced that they had entered into an agreement whereby Amersham Health will market BEXXAR (tositumomab, iodine I 131 tositumomab) in Europe.

      On December 17, 2001 Corixa filed a Current Report on Form 8-K stating under “Item 5. Other Events” that on December 3, 2001, Corixa announced that it had entered into a private equity line financing agreement with BNY Capital Markets, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORIXA CORPORATION

By:	/s/ MICHELLE BURRIS

Michelle Burris
Vice President and Chief Financial Officer

Date: March 1, 2002

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

Signature	Title	Date

/s/ STEVEN GILLIS Steven Gillis	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2002
/s/ MICHELLE BURRIS Michelle Burris	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2002
/s/ MARK MCDADE Mark McDade	Director	March 1, 2002
/s/ MICHAEL F. BIGHAM Michael F. Bigham	Director	March 1, 2002
/s/ JOSEPH L. LACOB Joseph L. Lacob	Director	March 1, 2002
/s/ ARNOLD ORONSKY Arnold Oronsky	Director	March 1, 2002
/s/ JAMES YOUNG James Young	Director	March 1, 2002
/s/ ROBERT MOMSEN Robert Momsen	Director	March 1, 2002
/s/ SAMUEL R. SAKS Samuel R. Saks	Director	March 1, 2002

EXHIBIT INDEX

Exhibit
Number		Exhibit Description	Page

3.1		Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)
3.2		Certificate of Designation of Series A Preferred Stock	(E)
3.3		Certificate of Designation of Series B Preferred Stock	(F)
3.4		Bylaws of Corixa Corporation	(T)
4.1		Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)
10.1		2001 Stock Incentive Plan	(R)
10.2		1997 Directors’ Stock Option Plan and form of stock option agreement	(A)
10.3		2001 Employee Stock Purchase Plan and form of subscription agreement	(S)
10.4		Corixa Corporation 401(k) Savings & Retirement Plan	(A)
10.5		Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)
10.6		Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)
10.7		Second Amendment to Columbia Building Lease dated as of September 25, 1998, between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(C)
10.8		Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)
10.9		First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	—
10.10		Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	—
10.11		Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	—
10.12	+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(D)
10.13	+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, by and between Corixa Corporation and SmithKline Beecham plc	(Q)
10.14	*	Letter Agreement, dated as of August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, regarding the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	—
10.15	+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.16	+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.17	+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.18	+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)
10.19	+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)

Exhibit
Number		Exhibit Description	Page

10.20	+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)
10.21	+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)
10.22	+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)
10.23	+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)
10.24	+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate on December 29, 2000	(F)
10.25	+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering Corporation and RibiImmunoChem Research, Inc., as amended	(T)
10.26	+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering-Plough Ltd. and RibiImmunoChem Research, Inc., as amended	(T)
10.27		Separation Agreement between Corixa Corporation and Mark McDade, dated November 27, 2000	(T)
10.28	+	Development, Commercialization and License Agreement, dated August 15, 2000 by and between Corixa Corporation and Medicis Pharmaceutical Corporation	(Q)
10.29		Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(I)
10.30		Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(I)
10.31		Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(I)
10.32		Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(J)
10.33	+	Development Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated November 15, 1995	(J)
10.34	+	Contract Research and Development Agreement, by and between Coulter Pharmaceutical, Inc. and Dr. Karl Thomas GmbH, dated October 22, 1997	(M)
10.35	+	Supply Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(O)
10.36	+	Facilities Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(O)
10.37	+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.38	+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.39	+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.40	+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(P)
10.41	+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham, dated October 23, 1998	(P)
10.42	*	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	—

Exhibit
Number		Exhibit Description	Page

10.43	*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	—
10.44	*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	—
10.45	+	Supply Agreement between Coulter Pharmaceutical, Inc and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(P)
10.46		Satisfaction Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(S)
10.47		Consulting Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(S)
10.48		Form of Bexxar Stock Award Agreement, dated October 15, 2000 between Corixa Corporation and certain directors and officers of Corixa Corporation	(S)
10.49		Schedule of officers and directors of Corixa Corporation party to Bexxar Stock Award Agreement	(S)
10.50		Form of Corixa Corporation Executive Employment Agreement	(S)
10.51		Schedule of officers party to Corixa Corporation Executive Employment Agreement	(S)
10.52	*	Development, Commercialization and License Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(U)
10.53	*	Manufacturing and Supply Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(U)
10.54	*	Stock Purchase Agreement dated October 29, 2001 between Corixa Corporation and Amersham Health, Inc.	(U)
10.55		Private Equity Line Financing Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(U)
10.56		Registration Rights Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(U)
10.57		Form of warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(U)
10.58		Secured Promissory Note by Steven G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	—
10.59		Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	—
10.60		Loan Agreement between Corixa Corporation and BNP Paribas, dated as of August 3, 2001	—
10.61	+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	(W)
10.62	+	License and Collaborative Research Agreement dated June 15, 1999 between Corixa Corporation and Japan Tobacco Inc	(W)
10.63	+	Research Agreement dated March 26, 1999 between Corixa Corporation and the Infectious Disease Research Institute	(V)
10.64	*	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	—
10.65		First Amendment dated February 28, 2002 to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	—
10.66		First Amendment dated February 28, 2002 to Registration Rights Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	—

Exhibit
Number		Exhibit Description	Page

10.67	*	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd, dated August 6, 2001, regarding the Development and License Agreement between Corixa Corporation and Zenyaku Kogyo Co., dated August 16, 1999	—
10.68	*	Letter Agreement between Corixa Corporation and Japan Tobacco Inc., dated September 28, 2001, regarding the License and Collaborative Research Agreement between Corixa Corporation and Japan Tobacco Inc., dated June 15, 1999	—
10.69	+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical	(M)
10.70	+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical	(P)
10.71		Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical	—
10.72	*	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical	—
21.1		Subsidiaries of Corixa Corporation	—
23.1		Consent of Ernst and Young, LLP, Independent Auditors	—
24.1		Power of Attorney	(H)

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on August 11, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on October 28, 1998.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(F)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(G)	Incorporated herein by reference to Item 4 of this report on Form 10-K.

(H)	Incorporated herein by reference to the “Power of Attorney” granted below in this report on Form 10-K.

(I)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(J)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(K)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on August 5, 1997.

(L)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 8-K (File No. 000-21905), filed with the Commission on September 29, 1997.

(M)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(N)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on August 13, 1998.

(O)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(P)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K,(File No. 000-21905), filed with the Commission on March 30, 1999.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(R)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 18, 2001.

(S)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001.

(T)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001.

(U)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(V)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 6, 1999.

(W)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.