Form 10-Q
period 2002-03-31
CORIXA CORP
filed 2002-05-15
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒ No   ☐

     As of April 15, 2002, there were approximately 41,738,014 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2002
INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

CORIXA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,608	$35,679
Securities available-for-sale	51,489	52,227
Accounts receivable	7,081	5,532
Interest receivable	961	1,157
Prepaid expenses and other current assets	6,007	4,911
Deposits	1,832	1,825

Total current assets	82,978	101,331
Property and equipment, net	49,586	48,999
Securities available-for-sale, noncurrent	27,773	33,158
Acquisition-related intangible assets, net	15,414	176,969
Deferred charges, deposits and other assets	6,489	6,925

Total assets	$182,240	$367,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14,054	$23,595
Dividend payable	695	469
Current portion of deferred revenue	16,431	17,566
Current portion of long-term obligations	6,148	5,755

Total current liabilities	37,328	47,385
Deferred revenue, less current portion	8,819	8,575
Long-term obligations, less current portion	29,065	27,657
Commitments and contingencies Redeemable common stock	2,000	2,000
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Designated Series A — 12,500 shares; issued and outstanding — 12,500 in 2002 and 2001	—	—
Designated Series B - 37,500 shares; issued and outstanding — 37,500 in 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares; Issued and outstanding — 41,664,639 shares at March 31, 2002 and 41,573,398 at December 31, 2001 (including 141,576 redeemable common shares)	41	41
Additional paid-in capital	1,186,643	1,187,987
Deferred compensation	(1,790)	(3,996)
Accumulated other comprehensive income	66	975
Accumulated deficit	(1,079,932)	(903,242)

Total stockholders’ equity	105,028	281,765

Total liabilities and stockholders’ equity	$182,240	$367,382

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Revenue:
Collaborative agreements	$15,005	$12,596
Government grants	561	905

Total	15,566	13,501
Operating expenses:
Research and development	24,685	38,796
Sales, general and administrative	6,983	6,923
Intangible amortization	495	14,437
Goodwill impairment	161,060	—

Total operating expenses	193,223	60,156

Loss from operations	(177,657)	(46,655)
Interest income	1,195	3,078
Interest expense	(550)	(707)
Other income	322	2,312

Net loss	(176,690)	(41,972)
Preferred stock dividend	(226)	(625)

Net loss applicable to common stockholders	$(176,916)	$(42,597)
Basic and diluted net loss per common share	$(4.25)	$(1.05)

Shares used in computation of basic and diluted net loss per common share	41,596	40,599

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Operating activities
Net loss	$(176,690)	$(41,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred compensation	969	7,462
Goodwill impairment	161,060	—
Depreciation and amortization	3,008	16,765
Equity instruments issued in exchange for technology and services	(260)	(131)
Gain on sale of investment	—	(2,256)
Changes in certain assets and liabilities:
Accounts receivable	(1,549)	(1,662)
Interest receivable	196	653
Prepaid expenses and other current assets	(667)	(86)
Accounts payable and accrued liabilities	(5,616)	(8,719)
Deferred revenue	(891)	11,670

Net cash used in operating activities	(20,440)	(18,276)
Investing activities
Purchases of securities available-for-sale	(14,915)	(107,218)
Proceeds from maturities of securities available-for-sale	5,054	100,704
Proceeds from sale of securities available-for-sale	15,075	22,595
Purchases of property and equipment	(7,026)	(1,583)
Proceeds from sale of investment	—	2,091

Net cash (used in) provided by investing activities	(1,812)	16,589

Financing activities
Proceeds from issuance of common stock	380	1,346
Proceeds from debt obligations	3,106	—
Principal payments made on long-term obligations	(1,281)	(10,371)
Principal payments on capital leases	(24)	(476)

Net cash provided by (used in) financing activities	2,181	(9,501)

Net decrease in cash and cash equivalents	(20,071)	(11,188)
Cash and cash equivalents at beginning of period	35,679	49,413

Cash and cash equivalents at end of period	$15,608	$38,225

Supplemental disclosures of cash flow information:
Interest paid	$554	$713

See accompanying notes.

CORIXA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

     We are a developer of immunotherapies with a commitment to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We exploit our expertise in immunology and our proprietary technology platforms to discover and develop vaccines, antigen-based products, including therapeutic antibodies, novel adjuvants and targeted oncologics. The consolidated financial statements include the accounts of Corixa and its wholly owned subsidiaries, Coulter Pharmaceutical, Inc., or Coulter, Corixa Belgium, SA and Corixa UK Limited. All significant intercompany account balances and transactions have been eliminated in consolidation.

Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. These statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with the SEC rules and regulations. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2001, included in our annual report on Form 10-K filed with the SEC.

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in the following (U.S. dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At March 31, 2002, securities available-for-sale includes certificate of deposits of $9.1 million that secure a financing agreement and $2.2 million that secure letters of credit related to our leased properties.

Certain Concentrations

     Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce the Anti-B1 monoclonal antibody, or Anti-B1 Antibody, in BEXXAR®. We have committed to purchase minimum antibody quantities of the Anti-B1 Antibody from BI Pharma KG. The maximum purchase commitment that we would pay if we did not place orders to purchase any antibody is approximately $4.3 million. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, if we are unable to obtain sufficient quantities of the Anti-B1 Antibody from BI Pharma KG or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed or sufficient quantities of commercial inventory may not be available in future periods.

Revenue Recognition

     We generate revenue from technology licenses, collaborative research and development arrangements, and cost reimbursement contracts. Revenue under technology licenses and collaborative agreements typically consists of non refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 96% and 93% of our revenue from collaborative partners during the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

     We recognized $606,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000 upon adoption of Staff Accounting Bulletin No. 101, “Revenue Recognized in Financial Statements” during the quarters ended March 31, 2002 and March 31, 2001.

Recent Pronouncements

     We adopted Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of SFAS 144 did not have an impact on our financial position or results of operations.

     On January 1, 2002 we adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangibles Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption. The only intangible asset for the company that did not meet SFAS 141 was our assembled workforce. We continue to amortize intangible assets that meet the new criteria over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge of goodwill.

     A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as if we had adopted FAS 142 on January 1, 2001, is as follows (in thousands):

For the three months
ended
March 31, 2001

Net loss applicable to common stockholders as previously reported	$(42,597)
Add back: Amortized goodwill and assembled workforce	13,942

Net loss applicable to common stockholders as adjusted	$(28,655)

Basic and diluted net loss per share as previously reported	$(1.05)

Goodwill amortization	$0.34

Basic and diluted net loss per share as adjusted	$(0.71)

     On March 12, 2002, we received a complete review letter from the U.S. Food and Drug Administration, or FDA, regarding our Biologics License Application, or BLA, for BEXXAR. We announced the results of the FDA’s complete review letter on March 13, 2002. In the complete review letter the FDA stated that in its opinion, our September 10, 2001 response to the FDA’s March 16, 2001 complete review letter did not provide sufficient evidence of the safety and net clinical benefit of BEXXAR and further stated that additional studies will be required to provide such evidence. Regarding our prior request for accelerated approval, the letter stated that the data reviewed by the FDA did not provide sufficient evidence that BEXXAR addresses an unmet medical need.

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. In light of our presentation, and given that a second complete review letter has already been issued, we discussed with the FDA an appropriate process for resolution of the dispute. As a result of the discussion, we will submit a written request to appeal the FDA's position as articulated in the complete review letter dated March 12, 2002 we will further request a presentation of BEXXAR data to the FDA's scientific advisers, the Oncologic Drugs Advisory Committee. Although no new information may be submitted as a part of the request for an appeal, if an appeal is granted, we can provide the FDA with information in support of our contention that BEXXAR meets an unmet medical need.

     Following the recent meeting, while the FDA continues to request additional studies to more carefully assess the true incidence of adverse events and assess for factors that may correlate with an increased incidence of adverse events, the FDA also confirmed that based on data submitted to the BLA prior to receipt of the March 12, 2002 complete review letter, the FDA was now able to sufficiently characterize the safety of BEXXAR in order to permit an assessment of net clinical benefit.

     Upon announcement of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two-step approach. Under step-one of the goodwill impairment test we compared the estimated fair value of the company based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded the fair value we performed step-two of the goodwill impairment test required by FAS 142, which involved allocating the fair value of the company to all the assets and liabilities of the company to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a goodwill impairment charge of $161.1 million in the first quarter of 2002.

     Other acquisition-related intangible assets at March 31, 2002, consist of adjuvant know-how and an assumed lease with balances of approximately $2.0 million and $13.4 million, respectively. Amortization expense of our other acquisition-related intangible assets for the first quarter of 2002 and 2001 was approximately $495,000. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

Remaining 2002	1,484
2003	1,980
2004	1,980
2005	1,980
2006	1,870
Thereafter	6,120

Total expected amortization	$15,414

2.	Comprehensive Loss

     For the three months ended March 31, 2002 and March 31, 2001, our comprehensive loss was as follows (in thousands):

	For the three months ended
	March 31,

	2002	2001

Net loss	$(176,690)	$(41,972)
Other comprehensive income:
Unrealized holding (losses) gains during the period	(909)	818

Total comprehensive loss	$(177,599)	$(41,154)

3.	GSK BEXXAR® Relationship

     We have a collaborative agreement with GlaxoSmithKline, or GSK, for the development and commercialization of BEXXAR®, which is in late-stage development for the treatment of non-Hodgkin’s lymphoma, or NHL. Under the terms of the agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval and the two companies will share profits and losses equally. Additionally, the agreement provides that we and GSK will share certain costs related to clinical and manufacturing development activities and additional payments upon the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement revenue is included in revenue from collaborative agreements.

     We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential launch of BEXXAR. Our share of the operating results is included in sales, general and administrative expenses.

4.	Commitments and Contingencies

     On September 10, 2001, IDEC Pharmaceuticals, Inc., or IDEC, filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of NHL. On September 12, 2001, we and GSK filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes Corixa’s U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001 we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the U.S. District Court, Southern District of California. By way of order of February 25, 2002, the Delaware District Court has ordered the case transferred to the U.S. District Court, Southern District of California. Currently, discovery has not commenced in either action and a trial date has not been set. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on the Company’s business, future results of operations, financial position or cash flows.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

     Our disclosure and analysis in this quarterly report on Form 10-Q and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

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

     Words such as “ believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below under “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.” Other factors besides those described in this quarterly report could also affect actual results. You should carefully consider the factors described below under “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this quarterly report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this quarterly report.

Summary of Critical Accounting Policies

     In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policies, in addition to those described in our annual report on Form 10-K for the year ended December 31, 2001, to be critical:

Asset Impairment

     On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. Upon adoption, we performed a transitional impairment test and a subsequent interim impairment test on March 13, 2002, due to the presence of impairment indicators as described in Footnote 1. The impairment test involves a two-step approach. Step-one requires estimating the fair value of the company and comparing it to the carrying value. If the carrying value of the company exceeds the estimated fair value, the second step is performed which requires allocating the fair value of the company to its assets and liabilities, including unrecorded intangibles, to determine the deemed fair value of goodwill, if any. Both steps require significant assumptions and estimates to be made by us, including determining the fair value of the company and the fair value of the assets and liabilities. In addition, this process requires us to estimate future cash flows from our research and development projects in process and the applicable discount rates. We engaged an independent third-party valuation specialist to assist us in our impairment analysis. The analysis resulted in a goodwill impairment charge of $161.1 million, which represented the write-off of all goodwill existing as of March 31, 2002. In the event of future acquisitions that result in goodwill being recorded, the company will be required to perform this test on at least an annual basis.

Commitments and Contingencies

     We are currently involved in certain legal proceedings as discussed in the “Commitments and Contingencies” note 4 in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcome of the cases are not known. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

Overview

     Our goal is to be a leader in the development and commercialization of products to prevent, treat and diagnose autoimmune diseases, cancer and infectious diseases. Our strategy consists of integrating our core antigen, monoclonal antibody, adjuvant, antigen delivery and tumor-activated, or TAP pro-drug technologies into a strong product pipeline. To implement this strategy, we develop select technologies and potential products ourselves and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the three months ended March 31, 2002 approximately 96% of our revenue resulted from collaborative agreements, and approximately 4% of our revenue resulted from funds awarded through government grants. As of March 31, 2002, we had total stockholders’ equity of $105.0 million.

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

     When entering into corporate partnering relationships, we seek to cover our research and development expenses through research funding, milestone payments, collaborative agreement credit lines, and technology and license fees. We also endeavor to retain significant downstream participation in product sales through either profit sharing or product royalties paid on annual net sales.

     We generate revenue from technology licenses, collaborative research and development arrangements and cost reimbursement contracts. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, technology access fees and various milestone and future product royalty or profit-sharing payments.

     We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue.

     Our material collaborative agreements include the following:

•	an agreement with Amersham Health, Amersham, to develop and commercialize BEXXAR® in Europe;

•	a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis;

•	a research and development agreement with Zenyaku Kogyo Co. Ltd., or Zenyaku, related to Corixa’s candidate psoriasis immunotherapeutic product, PVAC™ treatment;

•	corporate partnerships with Zambon Group spa, or Zambon, and the pharmaceutical division of Japan Tobacco, respectively, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a research agreement with the Infectious Disease Research Institute, or IDRI, to research and develop ex vivo therapies for the treatment of cancer

•	a corporate partnership with GSK, with respect to breast, prostate, ovarian and colon cancers and tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae.

     Also through our acquisition of Ribi Immunochem Research, Inc., or Ribi, we acquired a license agreement, which we amended and restated in 2001 to grant Wyeth-Lederle Vaccines, a division of American Home Products Corporation, or Wyeth Lederle, the right to use the MPL® adjuvant in several infectious disease targets.

     In addition, through our acquisition of Ribi we acquired several license and supply agreements with GSK, under which we grant GSK licenses to certain adjuvants that GSK is developing for use in vaccines for infectious diseases, cancer and allergy. Under these agreements we grant GSK exclusive, co-exclusive and non-exclusive license rights depending on the disease field and territory.

     As a result of our acquisition of Coulter, we acquired the 1998 collaboration agreement between Coulter and GSK’s wholly owned subsidiary, SmithKline Beecham Corporation, for developing and commercializing BEXXAR®. The FDA is currently reviewing our BLA for BEXXAR, our most advanced product candidate. On March 12, 2002, we received a complete review letter from the FDA regarding the FDA’s review of the BEXXAR BLA. In the complete review letter, the FDA stated that additional clinical studies may be required to provide justified evidence of the safety and net clinical benefit of BEXXAR.

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. In light of our presentation, and given that a second complete review letter has already been issued, we discussed with the FDA an appropriate process for resolution of the dispute. As a result of the discussion, we will submit a written request to appeal the FDA's position as articulated in the complete review letter dated March 12, 2002 we will further request a presentation of BEXXAR data to the FDA's scientific advisers, the Oncologic Drugs Advisory Committee. Although no new information may be submitted as a part of the request for an appeal, if an appeal is granted, we can provide the FDA with information in support of our contention that BEXXAR meets an unmet medical need.

     Following the recent meeting, while the FDA continues to request additional studies to more carefully assess the true incidence of adverse events and assess for factors that may correlate with an increased incidence of adverse events, the FDA also confirmed that based on data submitted to the BLA prior to receipt of the March 12, 2002 complete review letter, the FDA was now able to sufficiently characterize the safety of BEXXAR in order to permit an assessment of net clinical benefit.

     We remain focused on the discovery and early clinical development of proprietary vaccine products that induce specific and potent pathogen or tumor-reactive T cell responses and auto-antigen responses for the treatment and prevention of autoimmune diseases, cancer and infectious diseases. We also intend to broaden the scope of our partnership strategy to include other strategic relationships that complement our approach to immune system-based therapies for autoimmune diseases, cancer and infectious diseases.

     As of March 31, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen, Inc. and GenQuest, Inc. and $161.1 million is attributable to the write-off of goodwill. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our product candidates and successfully manufacturing and marketing our products once they are approved for sale. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three Months Ended March 31, 2002 and March 31, 2001

Total Revenue

     Our revenue increased to $15.6 million for the three months ended March 31, 2002 from $13.5 million for the same period in 2001. This increase was primarily attributable to revenue from collaborative agreements with Wyeth Lederle, GSK, Beaufour Ipsen and Zenyaku.

Research and Development Expenses

     Our research and development expenses decreased to $24.7 million for the three months ended March 31, 2002, from $38.8 million for the same period in 2001. The decrease was primarily the result of decreased deferred compensation, clinical fees associated with BEXXAR®, a charge related to the modification of our operating plan in 2001, consulting fees and salaries and wages partially offset by increased expense of raw material purchased for BEXXAR and rent expense.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs to treat autoimmune disease, cancer and infectious disease. We estimate that the costs associated with research and preclinical programs and clinical development programs approximate the following (in millions):

	Three months ended March 31,

	2002	2001

Research and preclinical programs	$12.2	$22.5
Clinical development programs	12.5	16.3

Total research and development	$24.7	$38.8

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

Sales, General and Administrative Expenses

     Our sales, general and administrative expenses increased to $7.0 million for the three months ended March 31, 2002 from $6.9 million for the same period in 2001. The increase was primarily the result of increased legal fees related to the BEXXAR patent infringement litigation and increased rent, partially offset by a decrease in deferred compensation expense, and a charge related to the modification of our operating plan in 2001.

Amortization and Goodwill Impairment

     Our intangible amortization expense decreased to $495,000 for the three months ended March 31, 2002, compared to $14.4 million for the prior year period. Effective January 1, 2002, we adopted SFAS No. 141 “Business Combination” and No. 142 “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test, or more frequently if impairment indicators arise. We will continue to amortize separable intangible assets that are not deemed to have indefinite lives over their useful lives. As such, we will continue to amortize the acquired lease and adjuvant know-how over their useful lives. In accordance with the transition provision of SFAS No. 142 an evaluation of goodwill and other intangibles was done on January 1, 2002 and no indication of impairment existed at that time.

     On March 12, 2002, we received a complete review letter from the FDA regarding the FDA’s review of the BEXXAR® BLA. We announced results of the FDA’s complete review letter on March 13, 2002. In the complete review letter the FDA stated that in its opinion, our September 10, 2001 response to the FDA’s March 16, 2001 complete review letter did not provide sufficient evidence of the safety and net clinical benefit of BEXXAR and further stated that additional studies will be required to provide such evidence. Regarding our prior request for accelerated approval, the letter stated that the data reviewed by the FDA did not provide sufficient evidence that BEXXAR addresses an unmet medical need.

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. In light of our presentation, and given that a second complete review letter has already been issued, we discussed with the FDA an appropriate process for resolution of the dispute. As a result of the discussion, we will submit a written request to appeal the FDA's position as articulated in the complete review letter dated March 12, 2002 we will further request a presentation of BEXXAR data to the FDA's scientific advisers, the Oncologic Drugs Advisory Committee. Although no new information may be submitted as a part of the request for an appeal, if an appeal is granted, we can provide the FDA with information in support of our contention that BEXXAR meets an unmet medical need.

     Following the recent meeting, while the FDA continues to request additional studies to more carefully assess the true incidence of adverse events and assess for factors that may correlate with an increased incidence of adverse events, the FDA also confirmed that based on data submitted to the BLA prior to receipt of the March 12, 2002 complete review letter, the FDA was now able to sufficiently characterize the safety of BEXXAR in order to permit an assessment of net clinical benefit.

     Upon announcement of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test requires a two-step approach. Under step-one of the goodwill impairment test we compared the estimated fair value of the company based upon the market price of our common stock, to the carrying value of our equity. Because the carrying value of our equity exceeded the fair value we performed step-two, which involved allocating the fair value of the company to all the assets and liabilities of the company to determine how much, if any, of the excess value should be allocated to goodwill. The analysis resulted in a goodwill impairment charge of $161.1 million, which represented the write-off of all goodwill existing as of March 31, 2002.

Interest Income

     Our interest income decreased to $1.2 million for the three months ended March 31, 2002 from $3.1 million for the same period in 2001. The change in interest income is based on decreased average investment balances during the period.

Interest Expense

     Our interest expense decreased to $550,000 for the three months ended March 31, 2002 from $707,000 for the same period in 2001. The decrease was primarily attributable to average lower loan and capital lease financing balances.

Other Income

     Our other income decreased to $322,000 for the three months ended March 31, 2002 from $2.3 million for the same period in 2001. The decrease in other income was primarily attributable to a gain on the partial sale of our investment in Abgenix in the first quarter of 2001.

Liquidity and Capital Resources

     As of March 31, 2002, we had approximately $94.9 million in cash, cash equivalents and marketable securities. During the first quarter of 2002, we received $3.1 million under an equipment financing agreement. We purchased approximately $7.0 million of capital equipment for use in our operations during the first quarter of 2002. Working capital decreased approximately $8.2 million to $45.7 million at March 31, 2002, from $53.9 million at December 31, 2001. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, in all cases with terms not exceeding four years.

     We believe that our existing capital resources, committed payments under existing corporate partnerships, bank credit arrangements, equipment financing, and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. In addition, we have entered into a private equity line facility with BNY Capital Markets, Inc., or CMI. We may not draw down any funds under this facility until the registration statement associated with the facility is declared effective by the SEC. In addition, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through the following:

•	public or private equity financings, which could result in significant dilution to our stockholders,

•	public or private debt financings; and

•	additional capital lease transactions.

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

     We have not commercialized any products, other than MELACINE®, which is approved for sale in Canada, and an immunotherapeutic product that has been approved on a named-patient basis in Germany, which product incorporates our MPL adjuvant, our proprietary adjuvant added to the product to heighten the immune response to the antigens in the product. We receive payments from Schering Plough Limited for supply of MELACINE for commercial sale. The FDA is currently reviewing our BLA for BEXXAR, our most advanced product candidate. On March 12, 2002, we received a complete review letter from the FDA regarding the FDA’s review of the BEXXAR BLA. In the complete review letter, the FDA stated that additional clinical studies may be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR.

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. In light of our presentation, and given that a second complete review letter has already been issued, we discussed with the FDA an appropriate process for resolution of the dispute. As a result of the discussion, we will submit a written request to appeal the FDA's position as articulated in the complete review letter dated March 12, 2002 we will further request a presentation of BEXXAR data to the FDA's scientific advisers, the Oncologic Drugs Advisory Committee. Although no new information may be submitted as a part of the request for an appeal, if an appeal is granted, we can provide the FDA with information in support of our contention that BEXXAR meets an unmet medical need.

     Following the recent meeting, while the FDA continues to request additional studies to more carefully assess the true incidence of adverse events and assess for factors that may correlate with an increased incidence of adverse events, the FDA also confirmed that based on data submitted to the BLA prior to receipt of the March 12, 2002 complete review letter, the FDA was now able to sufficiently characterize the safety of BEXXAR in order to permit an assessment of net clinical benefit.

     We may not be successful in obtaining regulatory approval for BEXXAR or any of our other product candidates, or in commercializing these products candidates if approval is obtained.

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

     The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

•	the size of the patient population;

•	the proximity of patients to the clinical sites;

•	the number of clinical sites;

•	the eligibility criteria for the study;

•	the existence of competing clinical trials; and

•	the existence of alternative available products.

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

     For example, we filed a BLA for BEXXAR® in June 1999. In August 1999, the FDA sent us a refusal to file letter. We resubmitted the BEXXAR BLA in September 2000 and in March 2001 we received a complete review letter from the FDA following the agency’s six-month review of the BEXXAR BLA. In response to the complete review letter, on September 10, 2001, we submitted additional clinical and manufacturing information. On March 12, 2002, we received a second complete review letter from the FDA regarding the FDA’s review of the BEXXAR BLA. In the complete review letter, the FDA stated that in its opinion, our September 10, 2001 response to the FDA’s March 16, 2001 complete review letter did not provide sufficient evidence of the safety and net clinical benefit of BEXXAR and further stated that additional clinical studies will be required to provide such evidence. Regarding our prior request for accelerated approval, the complete review letter stated that the data reviewed by the FDA did not provide sufficient evidence that BEXXAR addresses an unmet medical need.

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. In light of our presentation, and given that a second complete review letter has already been issued, we discussed with the FDA an appropriate process for resolution of the dispute. As a result of the discussion, we will submit a written request to appeal the FDA's position as articulated in the complete review letter dated March 12, 2002 we will further request a presentation of BEXXAR data to the FDA's scientific advisers, the Oncologic Drugs Advisory Committee. Although no new information may be submitted as a part of the request for an appeal, if an appeal is granted, we can provide the FDA with information in support of our contention that BEXXAR meets an unmet medical need.

     Following the recent meeting, while the FDA continues to request additional studies to more carefully assess the true incidence of adverse events and assess for factors that may correlate with an increased incidence of adverse events, the FDA also confirmed that based on data submitted to the BLA prior to receipt of the March 12, 2002 complete review letter, the FDA was now able to sufficiently characterize the safety of BEXXAR in order to permit an assessment of net clinical benefit.

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

     Our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current products. We have no experience producing commercial quantities of any product, with the exception of limited experience producing Melacine for sale in Canada, and we have limited experience in producing clinical-grade amounts of our proprietary immunotherapeutic products, including recombinant proteins or antibodies. We currently manufacture only limited quantities of some antigens and several adjuvants.

     If we are unable to manufacture our product candidates in accordance with clinical GMP regulations, the consequent lack of supply of the product candidates could delay our clinical programs or limit our sales of commercial products. We intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. These contract manufacturers and we may be unable to manufacture our proprietary antigen vaccines or other immunotherapeutic products at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates may be delayed or denied.

Even if BEXXAR® receives FDA approval, we may be unable to manufacture commercial quantities for sale.

     BEXXAR® is a radiolabeled antibody, an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into an agreement with BI Pharma KG to produce bulk Anti-B1 Antibody and fill the individual product vials with Anti-B1 Antibody. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging the Anti-B1 Antibody, and they may be unable to produce our requirements in commercial quantities or with acceptable quality.

     We have entered into an agreement with Nordion, for radiolabeling the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. Nordion has limited experience producing, labeling and packaging the radiolabel Anti-B1 Antibody and Nordion may be unable to produce sufficient radiolabeled antibodies to meet our clinical requirements and, if BEXXAR is approved and is successful in the market, our commercial requirements.

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

     If our most advanced product candidate, BEXXAR, is approved, it would require medical personnel to handle more radioactive materials. Doctors may be inclined to continue to treat NHL patients with conventional therapies, in this case chemotherapy and biologics. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR. Nuclear Regulatory Commission regulations permit BEXXAR to be administered on an outpatient basis in most cases that we currently contemplate. However, market acceptance could be adversely affected to the extent hospitals are required under applicable state, local or individual hospital regulations to administer the therapeutic dose of BEXXAR on an in-patient basis.

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

     Since our inception, we have generated only minimal revenue from diagnostic product sales and no significant revenue from therapeutic or prophylactic product sales. With the exception of MPL® adjuvant, which has been approved for sale on a named-patient basis in Germany, and MELACINE®, which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of March 31, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of four companies and $161.1 million is attributable to the write-off of goodwill. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our:

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

     Although we may have funds available under the CMI equity line facility, we may not draw down any funds under this facility until the registration statement associated with the facility is declared effective by the SEC. In addition, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, it generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. There can be no assurance that the price of our common stock will meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

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

     The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We derived 96% and 93% of our revenue for the three months ended March 31, 2002, and March 31, 2001, from research and development and other funding under our existing corporate partnerships. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our product candidates or effectively partnering our product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress our product candidates. Our corporate partnerships provide third parties with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK for developing and commercializing BEXXAR;

•	a corporate partnership with Amersham to market BEXXAR in Europe;

•	a development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVAC treatment, with Medicis;

•	a corporate partnership with Zenyaku for research, development and commercialization related to PVAC treatment;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a research agreement with IDRI to research and develop ex vivo therapies for treating cancer; and

•	a corporate partnership with GSK that provides for vaccine discovery for breast, prostate, ovarian and colon cancer, tuberculosis vaccine discovery and development programs, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae.

Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

     Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR, Amersham for marketing BEXXAR in Europe and Medicis for commercialization of PVAC contain milestone-based termination provisions, which provide that if we fail to meet any development or regulatory milestone, the licensor may terminate the agreement. For example, our agreement with GSK for the commercialization of BEXXAR may be terminated by GSK if it concludes in good faith that BEXXAR will not receive FDA approval prior to June 30, 2002. In addition, all of these license agreements may be terminated by the licensor for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

     The process of establishing new corporate partnerships is difficult and time-consuming. Our discussions with potential partners may not lead to the establishment of new corporate partnerships on favorable terms, if at all. If we successfully establish new corporate partnerships, such partnerships may never result in the successful development of our product candidates or the generation of significant revenue.

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

     Our success also depends on our ability to enter into and maintain licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to developing and commercializing our product candidates. If we cannot obtain or maintain on acceptable terms licenses to technologies advantageous or necessary to develop and commercialize our product candidates, we may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be prevented from commercializing our product candidates.

     We currently have various license agreements that provide us rights to use technologies owned or licensed by third parties in research, development and commercialization activities. Our material third-party licensing arrangements include the following:

•	a license with the Dana-Farber Cancer Institute for the use of the Anti-B1 antibody used in BEXXAR; and

•	a license with the University of Michigan for the use of BEXXAR.

     Many of our third-party license agreements contain milestone-based termination provisions, in which case our failure to meet any agreed milestones may allow the licensor to terminate an agreement. Further, we may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. Many of our license agreements grant us exclusive licenses to the underlying technologies. If we are unable to maintain the exclusivity of our exclusive licenses we may be unable to commercialize our product candidates.

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

     IDEC has challenged the validity of several of our patents related to BEXXAR® by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its ZEVALIN product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR, and the Regents of the University of Michigan, our licensor of the patents at issue, have filed a lawsuit against IDEC alleging patent infringement of certain of our patents by ZEVALIN and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover imaging, composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its ZEVALIN product without the need to license from us any of our patents.

If we are unable to gain access to patent and proprietary rights of others, we may be unable to compete effectively.

     Our success depends in part on our ability to gain access to third party patent and proprietary rights and to operate our business without infringing on third party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses.

If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection.

     Our success depends in part on our ability to protect trade secrets that are not patentable or for which we have elected not to seek patent protection. To protect our trade secrets, we rely primarily on confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements and research agreements. Nevertheless, other companies may develop similar or alternative technologies or duplicate our technologies that are not protected by patents or otherwise obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Any material leak of confidential data into the public domain or to third parties could harm our competitive position.

If we are unable to protect our trademarks, we may be unable to compete effectively.

     We try to protect our trademarks by applying for U.S. and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Our registered trademarks, MPL® and MELACINE®, are currently the subjects of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL or MELACINE in Europe.

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

     For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR®. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR. In an effort to minimize expenses during the delay in the FDA review of BEXXAR, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002 we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BLA for BEXXAR. As a result, goodwill and other intangibles were re-evaluated and we recognized an impairment loss of $161.1 million. Regulatory approval by the FDA for BEXXAR may be further delayed or rejected, in which case we may not gain substantial benefit from the Coulter acquisition. In light of these events, we may significantly reduce or discontinue the integration process of Coulter, notwithstanding the expenditure of a significant amount of time and financial, personnel and other resources.

Because we have limited sales, marketing and distribution capabilities, we may be unable to successfully commercialize BEXXAR or our other product candidates.

     As a result of our acquisition of Coulter in December, 2000, we have a sales and marketing force focused on BEXXAR sales and marketing in the United States. We have hired direct sales and marketing personnel in preparation for the launch of BEXXAR. However, our ability to market BEXXAR, if approved, will be contingent upon recruiting, training and deploying the remainder of the necessary sales and marketing force, as well as GSK’s performance under our collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for BEXXAR or other product candidates.

     We intend to rely on our corporate partners to market our products outside the United States and, in the case of autoimmune and infectious disease products, worldwide. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a sales and marketing force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities.

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

     IDEC’s product, ZEVALIN, received FDA approval for commercial sale in the United States in February 2002. ZEVALIN has been approved and is being marketed for the treatment of NHL, the indication for which we are seeking approval to sell BEXXAR® in the U.S. Consequently, IDEC could have a significant advantage over Corixa in sales and marketing of ZEVALIN.

Our stock price could be very volatile and your shares may suffer a decline in value.

     The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. As a result of the fluctuations in the price of our common stock you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility depending on numerous factors, many of which are beyond our control, including:

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors;

•	progress or delay of our or our competitors’ regulatory approvals;

•	announcements regarding the acquisition of technologies or companies by us or our competitors;

•	changes in our existing corporate partnerships or licensing arrangements;

•	establishment of additional corporate partnerships or licensing arrangements by us or our competitors;

•	technological innovations or new commercial products developed by us or our competitors;

•	changes in our or our competitors’ intellectual property portfolio;

•	developments or disputes concerning our or our competitors’ proprietary rights;

•	issuance of new or changed securities analysts’ reports and recommendations regarding us or our competitors;

•	changes in government regulations;

•	economic and other external factors;

•	additions or departures of any of our key personnel;

•	operating losses by us; and

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

     Our common stock reached a high of $15.84 and traded as low as $5.68 since the beginning of 2002. The last reported sales price of our common stock on March 28, 2002 was $6.17. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

     Our business exposes us to the risk of product liability claims inherent in the manufacturing, testing and marketing of therapies for treating people with autoimmune diseases, cancer and infectious diseases. A product liability claim may damage our reputation by raising questions about a product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with product commercialization. Although we have product liability and clinical trial liability insurance that we believe is commercially reasonable, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. Defending a suit, regardless of its merit, could be costly and could divert management attention.

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

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. If BEXXAR, if approved, is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize a return on our investment.

Our equity line facility and other transactions may result in dilution and a decline in the price of our common stock.

     Under the equity line facility with CMI, we may, subject to certain conditions, sell to CMI up to $75 million of our common stock from time to time over a period of two years beginning December 3, 2001. The number of shares and price per share will depend on the market price and trading volume of the shares during the applicable one to twenty-day draw down period for any sale. The sale of shares pursuant to the equity line facility will have a dilutive effect on the ownership percentage of our existing stockholders. Subsequent sales of these shares in the open market by CMI may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the equity line facility (should we choose to sell additional shares to CMI) and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and could result in dilution to the holders of our shares.

     In the event that we draw down the maximum amount of approximately 8,100,000 shares under the facility, and issue the additional 100,000 shares subject to warrants issued to the placement agent in connection with the facility, these shares would represent approximately 19.4% of our currently outstanding shares. The perceived risk associated with the possible sale of a large number of shares issued under the equity line facility at prices as low as $4.90 per share, which is 98% of the $5.00 floor share price at which CMI has agreed to purchase our shares, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

     Under our stock purchase agreement with Amersham, at our option, we may choose to sell up to $10 million of additional shares of Corixa common stock to Amersham at fair market value, which is determined according to the average of the closing prices of our common stock over a specified period surrounding the date of issuance.

     Under a license assignment agreement with Beckman Coulter, Beckman Coulter is entitled to receive royalties upon commercial sale of products, if any, derived from the licenses. For the first $4.5 million of royalties, Beckman Coulter has the option, in lieu of receiving cash, to receive shares of Corixa common stock valued at the then current fair market value of our common stock.

     We are also required to pay dividends on our preferred stock. We can pay the dividend in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

     If we issue additional stock under these agreements, it will have a dilutive effect on the ownership percentage of our existing stockholders.

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

..

Item 3. Quantitative & Qualitative Disclosure about Market Risk

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 10, 2001 IDEC, filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of NHL. On September 12, 2001 we and GSK filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes Corixa’s U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001 we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the U.S. District Court, Southern District of California. By way of order of February 25, 2002, the Delaware District Court has ordered the case transferred to the U.S. District Court, Southern District of California. Currently, discovery has not commenced in either action and a trial date has not been set. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on the Company’s business, future results of operations, financial position or cash flows.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will no have a material adverse effect on our financial position and results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits.

(b)	Reports on Form 8-K.

(1)	On March 12, 2002, we filed a Current Report on Form 8-K announcing receipt of a complete review letter from the FDA regarding the FDA’s review of our BLA for BEXXAR®.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE May 15, 2002	By:	/s/ MICHELLE BURRIS

Michelle Burris Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description	Page

3.1	Amended and Restated Certificate of Incorporation of Corixa Corporation.	(A)
3.2	Certificate of Designation of Series A Preferred Stock	(B)
3.3	Certificate of Designation of Series B Preferred Stock	(C)
3.4	Bylaws of Corixa Corporation.	(D)
4.1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock.	(A)
10.1	Master Security Agreement by and between Corixa Corporation and General Electric Capital Corporation, dated February 25, 2002, as amended	+

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the SEC on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on April 23, 1999.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on January 4, 2001.

(D)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the SEC on March 30, 2001.