Form 10-K/A
period 2001-12-31
CORIXA CORP
filed 2002-06-24
CIK 1042561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

PART IV
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.14
EX-10.42
EX-10.43
EXHIBIT 10.44
EXHIBIT 10.64
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.72

EXPLANATORY NOTE:

     This amended annual report on Form 10-K/A is being filed for the purpose of refiling certain exhibits in connection with a pending application for confidential treatment, which was originally filed with our annual report on Form 10-K on March 1, 2002. The redactions to these exhibits have been amended in accordance with a revised application for confidential treatment filed separately by Corixa with the Commission and concurrently with this amended annual report. We have made no further changes to the previously filed Form 10-K.

PART IV

Exhibit
Number		Exhibit Description	Reference

3.	1	Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.	2	Certificate of Designation of Series A Preferred Stock	(E)

3.	3	Certificate of Designation of Series B Preferred Stock	(F)

3.	4	Bylaws of Corixa Corporation	(O)

4.	1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)

10.	1	2001 Stock Incentive Plan	(M)

10.	2	1997 Directors’ Stock Option Plan and form of stock option agreement	(A)

10.	3	2001 Employee Stock Purchase Plan and form of subscription agreement	(N)

10.	4	Corixa Corporation 401(k) Savings & Retirement Plan	(A)

10.	5	Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)

10.	6	Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)

10.	7	Second Amendment to Columbia Building Lease dated as of September 25, 1998, between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(C)

10.	8	Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)

10.	9	First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	†

10.	10	Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	†

10.	11	Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	†

10.	12+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(D)

10.	13+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, by and between Corixa Corporation and SmithKline Beecham plc	(L)

10.	14*	Letter Agreement, dated as of August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, regarding the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	††

Exhibit
Number		Exhibit Description	Reference

10.	15+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.	16+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.	17+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.	18+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)

10.	19+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)

10.	20+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)

10.	21+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)

10.	22+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)

10.	23+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)

10.	24+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate on December 29, 2000	(F)

10.	25+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering Corporation and RibiImmunoChem Research, Inc., as amended	(O)

10.	26+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering-Plough Ltd. and RibiImmunoChem Research, Inc., as amended	(O)

10.	27	Separation Agreement between Corixa Corporation and Mark McDade, dated November 27, 2000	(O)

10.	28+	Development, Commercialization and License Agreement, dated August 15, 2000 by and between Corixa Corporation and Medicis Pharmaceutical Corporation	(L)

10.	29	Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(G)

10.	30	Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(G)

10.	31	Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(G)

10.	32	Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(H)

10.	33+	Development Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated November 15, 1995	(H)

10.	34+	Contract Research and Development Agreement, by and between Coulter Pharmaceutical, Inc. and Dr. Karl Thomas GmbH, dated October 22, 1997	(I)

10.	35+	Supply Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(J)

10.	36+	Facilities Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(J)

10.	37+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

Exhibit
Number		Exhibit Description	Reference

10.	38+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

10.	39+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

10.	40+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

10.	41+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham, dated October 23, 1998	(K)

10.	42*	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	††

10.	43*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	††

10.	44*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	††

10.	45+	Supply Agreement between Coulter Pharmaceutical, Inc and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(K)

10.	46	Satisfaction Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(N)

10.	47	Consulting Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(N)

10.	48	Form of Bexxar Stock Award Agreement, dated October 15, 2000 between Corixa Corporation and certain directors and officers of Corixa Corporation	(N)

10.	49	Schedule of officers and directors of Corixa Corporation party to Bexxar Stock Award Agreement	(N)

10.	50	Form of Corixa Corporation Executive Employment Agreement	(N)

10.	51	Schedule of officers party to Corixa Corporation Executive Employment Agreement	(N)

10.	52*	Development, Commercialization and License Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(P)

10.	53*	Manufacturing and Supply Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(P)

10.	54*	Stock Purchase Agreement dated October 29, 2001 between Corixa Corporation and Amersham Health, Inc.	(P)

10.	55	Private Equity Line Financing Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(P)

10.	56	Registration Rights Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(P)

10.	57	Form of warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(P)

10.	58	Secured Promissory Note by Steven G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	†

Exhibit
Number		Exhibit Description	Reference

10.	59	Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	†

10.	60	Loan Agreement between Corixa Corporation and BNP Paribas, dated as of August 3, 2001	†

10.	61+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	(R)

10.	62+	License and Collaborative Research Agreement dated June 15, 1999 between Corixa Corporation and Japan Tobacco Inc.	(R)

10.	63+	Research Agreement dated March 26, 1999 between Corixa Corporation and the Infectious Disease Research Institute	(Q)

10.	64*	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	††

10.	65	First Amendment dated February 28, 2002 to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	†

10.	66	First Amendment dated February 28, 2002 to Registration Rights Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	†

10.	67*	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd, dated August 6, 2001, regarding the Development and License Agreement between Corixa Corporation and Zenyaku Kogyo Co., dated August 16, 1999	††

10.	68*	Letter Agreement between Corixa Corporation and Japan Tobacco Inc., dated September 28, 2001, regarding the license and Collaborative Research Agreement between Corixa Corporation and Japan Tobacco Inc., dated June 15, 1999	††

10.	69+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(K)

10.	70+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(S)

10.	71	Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	†

10.	72*	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	††

21.	1	Subsidiaries of Corixa Corporation	†

23.	1	Consent of Ernst and Young, LLP, Independent Auditors	†

24.	1	Power of Attorney	†

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on August 11, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(F)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(G)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(H)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(I)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(J)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(K)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K,(File No. 000-21905), filed with the Commission on March 30, 1999.

(L)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(M)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 19, 2001.

(N)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 13, 2001.

(O)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001.

(P)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 6, 1999.

(R)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(S)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K405 (File No. 000-21905), filed with the Commission on March 30, 1999.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Previously filed.

††	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORIXA CORPORATION

By:	/s/ MICHELLE BURRIS
Michelle Burris Vice President and Chief Financial Officer

Date: June 24, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities indicated below on the 24th day of June, 2002.

Signature		Title

/s/ STEVEN GILLIS Steven Gillis		Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ MICHELLE BURRIS Michelle Burris		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

MARK MCDADE* Mark McDade		Director

MICHAEL F. BIGHAM* Michael F. Bigham		Director

JOSEPH L. LACOB* Joseph L. Lacob		Director

ARNOLD ORONSKY* Arnold Oronsky		Director

JAMES YOUNG* James Young		Director

ROBERT MOMSEN* Robert Momsen		Director

SAMUEL R. SAKS* Samuel R. Saks		Director

*By:	/s/ MICHELLE BURRIS Michelle Burris Attorney-in-Fact	Director

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Description	Reference

3.	1	Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.	2	Certificate of Designation of Series A Preferred Stock	(E)

3.	3	Certificate of Designation of Series B Preferred Stock	(F)

3.	4	Bylaws of Corixa Corporation	(O)

4.	1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)

10.	1	2001 Stock Incentive Plan	(M)

10.	2	1997 Directors’ Stock Option Plan and form of stock option agreement	(A)

10.	3	2001 Employee Stock Purchase Plan and form of subscription agreement	(N)

10.	4	Corixa Corporation 401(k) Savings & Retirement Plan	(A)

10.	5	Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)

10.	6	Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)

10.	7	Second Amendment to Columbia Building Lease dated as of September 25, 1998, between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(C)

10.	8	Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)

10.	9	First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	†

10.	10	Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	†

10.	11	Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	†

10.	12+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(D)

10.	13+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, by and between Corixa Corporation and SmithKline Beecham plc	(L)

10.	14*	Letter Agreement, dated as of August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, regarding the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	††

10.	15+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.	16+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.	17+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.	18+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)

Exhibit
Number		Exhibit Description	Reference

10.	19+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(E)

10.	20+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)

10.	21+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(E)

10.	22+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)

10.	23+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(F)

10.	24+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate on December 29, 2000	(F)

10.	25+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering Corporation and RibiImmunoChem Research, Inc., as amended	(O)

10.	26+	Distribution and Supply Agreement, dated March 11, 1998, by and between Corixa Corporation, Schering-Plough Ltd. and RibiImmunoChem Research, Inc., as amended	(O)

10.	27	Separation Agreement between Corixa Corporation and Mark McDade, dated November 27, 2000	(O)

10.	28+	Development, Commercialization and License Agreement, dated August 15, 2000 by and between Corixa Corporation and Medicis Pharmaceutical Corporation	(L)

10.	29	Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(G)

10.	30	Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(G)

10.	31	Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(G)

10.	32	Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(H)

10.	33+	Development Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated November 15, 1995	(H)

10.	34+	Contract Research and Development Agreement, by and between Coulter Pharmaceutical, Inc. and Dr. Karl Thomas GmbH, dated October 22, 1997	(I)

10.	35+	Supply Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(J)

10.	36+	Facilities Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(J)

10.	37+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

10.	38+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

10.	39+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

10.	40+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(K)

Exhibit
Number		Exhibit Description	Reference

10.	41+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham, dated October 23, 1998	(K)

10.	42*	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	††

10.	43*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	††

10.	44*	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	††

10.	45+	Supply Agreement between Coulter Pharmaceutical, Inc and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(K)

10.	46	Satisfaction Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(N)

10.	47	Consulting Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(N)

10.	48	Form of Bexxar Stock Award Agreement, dated October 15, 2000 between Corixa Corporation and certain directors and officers of Corixa Corporation	(N)

10.	49	Schedule of officers and directors of Corixa Corporation party to Bexxar Stock Award Agreement	(N)

10.	50	Form of Corixa Corporation Executive Employment Agreement	(N)

10.	51	Schedule of officers party to Corixa Corporation Executive Employment Agreement	(N)

10.	52*	Development, Commercialization and License Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(P)

10.	53*	Manufacturing and Supply Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(P)

10.	54*	Stock Purchase Agreement dated October 29, 2001 between Corixa Corporation and Amersham Health, Inc.	(P)

10.	55	Private Equity Line Financing Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(P)

10.	56	Registration Rights Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(P)

10.	57	Form of warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(P)

10.	58	Secured Promissory Note by Steven G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	†

10.	59	Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	†

10.	60	Loan Agreement between Corixa Corporation and BNP Paribas, dated as of August 3, 2001	†

10.	61+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	(R)

10.	62+	License and Collaborative Research Agreement dated June 15, 1999 between Corixa Corporation and Japan Tobacco Inc.	(R)

Exhibit
Number		Exhibit Description	Reference

10.	63+	Research Agreement dated March 26, 1999 between Corixa Corporation and the Infectious Disease Research Institute	(Q)

10.	64*	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	††

10.	65	First Amendment dated February 28, 2002 to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	†

10.	66	First Amendment dated February 28, 2002 to Registration Rights Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	†

10.	67*	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd, dated August 6, 2001, regarding the Development and License Agreement between Corixa Corporation and Zenyaku Kogyo Co., dated August 16, 1999	††

10.	68*	Letter Agreement between Corixa Corporation and Japan Tobacco Inc., dated September 28, 2001, regarding the license and Collaborative Research Agreement between Corixa Corporation and Japan Tobacco Inc., dated June 15, 1999	††

10.	69+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(K)

10.	70+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(S)

10.	71	Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	†

10.	72*	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	††

21.	1	Subsidiaries of Corixa Corporation	†

23.	1	Consent of Ernst and Young, LLP, Independent Auditors	†

24.	1	Power of Attorney	†

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on August 11, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(F)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(G)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(H)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(I)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(J)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(K)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K,(File No. 000-21905), filed with the Commission on March 30, 1999.

(L)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(M)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 19, 2001.

(N)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 13, 2001.

(O)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001.

(P)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 6, 1999.

(R)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(S)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K405 (File No. 000-21905), filed with the Commission on March 30, 1999.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Previously filed.

††	Filed herewith.