Form 10-Q
period 2002-06-30
CORIXA CORP
filed 2002-08-13
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes [X]      No [   ]

     As of June 30, 2002, there were approximately 41,781,836 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended June 30, 2002
INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,007	$35,679
Securities available-for-sale	51,506	52,227
Accounts receivable	27,414	5,532
Interest receivable	956	1,157
Prepaid expenses and other current assets	5,326	4,911
Deposits	1,840	1,825

Total current assets	92,049	101,331
Property and equipment, net	47,092	48,999
Securities available-for-sale, noncurrent	23,960	33,158
Acquisition-related intangible assets, net	14,919	176,969
Deferred charges, deposits and other assets	5,706	6,925

Total assets	$183,726	$367,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,771	$23,595
Dividend payable	365	469
Current portion of deferred revenue	11,453	17,566
Current portion of long-term obligations	5,707	5,755

Total current liabilities	30,296	47,385
Deferred revenue, less current portion	10,217	8,575
Long-term obligations, less current portion	29,667	27,657
Redeemable common stock	2,000	2,000
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 10,000,000 shares;
Designated Series A — 12,500 shares; issued and outstanding — 12,500 in 2002 and 2001	—	—
Designated Series B — 37,500 shares; issued and outstanding — 37,500 in 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized — 100,000,000 shares; Issued and outstanding — 41,781,836 shares at June 30, 2002 and 41,573,398 at December 31, 2001 (including 141,576 redeemable common shares)	42	41
Additional paid-in capital	1,186,723	1,187,987
Deferred compensation	(1,108)	(3,996)
Accumulated other comprehensive income	490	975
Accumulated deficit	(1,074,601)	(903,242)

Total stockholders’ equity	111,546	281,765

Total liabilities and stockholders’ equity	$183,726	$367,382

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenue:
Collaborative agreements	$13,110	$15,052	$28,115	$27,648
Government grants	776	573	1,337	1,478

Total revenue	13,886	15,625	29,452	29,126
Operating expenses:
Research and development	26,382	32,423	51,067	71,219
Sales, general and administrative	4,666	4,975	11,649	11,898
Intangible amortization	495	14,388	990	28,825
Goodwill impairment	—	—	161,060	—

Total operating expenses	31,543	51,786	224,766	111,942

Loss from operations	(17,657)	(36,161)	(195,314)	(82,816)
Interest income	1,054	2,491	2,249	5,569
Interest expense	(587)	(548)	(1,137)	(1,255)
Other income	22,521	2,425	22,843	4,737

Net income (loss)	5,331	(31,793)	(171,359)	(73,765)
Preferred stock dividend	(84)	(625)	(310)	(1,250)

Net income (loss) applicable to common stockholders	$5,247	$(32,418)	$(171,669)	$(75,015)

Basic net income (loss) per common share	$0.13	$(0.79)	$(4.12)	$(1.84)

Shares used in computation of basic net income (loss) per common share	41,737	40,875	41,667	40,740

Diluted net income (loss) per common share	$0.12	$(0.79)	$(4.12)	$(1.84)

Shares used in computation of diluted net income (loss) per common share	48,713	40,875	41,667	40,740

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2002	2001

Operating activities
Net loss	$(171,359)	$(73,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred compensation	1,225	11,239
Goodwill impairment	161,060	—
Depreciation and amortization	6,002	33,351
Equity instruments issued in exchange for technology and services	(187)	118
Gain on sale of investment	—	(4,513)
Gain on sale of equipment	(998)	—
Changes in certain assets and liabilities:
Accounts receivable	(21,882)	989
Interest receivable	201	555
Prepaid expenses and other current assets	789	1,055
Accounts payable and accrued liabilities	(6,896)	(9,649)
Deferred revenue	(4,471)	6,352

Net cash used in operating activities	(36,516)	(34,268)
Investing activities
Purchases of securities available-for-sale	(33,858)	(175,523)
Proceeds from maturities of securities available-for-sale	10,929	168,119
Proceeds from sale of securities available-for-sale	32,362	47,591
Purchases of property and equipment	(6,034)	(4,356)
Proceeds from sale of investment	—	4,971

Net cash provided by investing activities	3,399	40,802
Financing activities
Proceeds from issuance of common stock	482	3,600
Proceeds from debt obligations	4,778	—
Principal payments made on long-term obligations	(2,564)	(11,183)
Payment of preferred stock dividend	—	(625)
Principal payments on capital leases	(251)	(746)

Net cash provided by (used in) financing activities	2,445	(8,954)

Net decrease in cash and cash equivalents	(30,672)	(2,420)
Cash and cash equivalents at beginning of period	35,679	49,413

Cash and cash equivalents at end of period	$5,007	$46,993

Supplemental disclosures of cash flow information:
Interest paid	$1,566	$1,180
Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividend	$415	$—

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. These statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with SEC rules and regulations. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2001, included in our annual report on Form 10-K filed with the SEC.

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in the following (U.S. dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At June 30, 2002, securities available-for-sale includes certificate of deposits of $8.3 million that secure a financing agreement and $2.2 million that secure letters of credit related to our leased properties.

Certain Concentrations

     Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce the anti-B1 monoclonal antibody, or Anti-B1 Antibody, in BEXXAR®. We have committed to purchase minimum quantities of the Anti-B1 Antibody from BI Pharma KG. The maximum purchase commitment that we would pay if we did not place orders to purchase any Anti-B1 Antibody is approximately $4.9 million. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for the radiolabeling of the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. This agreement expires on May, 31, 2004. We are currently actively negotiating with Nordion to enter into a new agreement to radiolabel the Anti-B1 Antibody. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

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

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 95% of our revenue from collaborative partners during the six-month periods ended June 30, 2002 and June 30, 2001.

     We recognized $564,000 and $606,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000 upon adoption of Staff Accounting Bulletin No. 101, “Revenue Recognized in Financial Statements” during the three months ended June 30, 2002 and June 30, 2001, respectively. For the six months ended June 30, 2002 and June 30, 2001 we recognized $1.2 million of revenue that was included in the cumulative effect adjustment as of January 1, 2000.

Recent Pronouncements

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of SFAS 144 did not have an impact on our financial position or results of operations.

     Effective January 1, 2002 we adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption. The only intangible asset for the company that did not meet SFAS 141 was our assembled workforce. We continue to amortize intangible assets that meet the new criteria over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge of goodwill.

     A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as if we had adopted FAS 142 on January 1, 2001, is as follows (in thousands):

	For the three months	For the six months
	ended	ended
	June 30, 2001	June 30, 2001

Net loss applicable to common stockholders as reported	$(32,418)	$(75,015)
Add back: Amortized goodwill and assembled workforce	13,893	27,835

Net loss applicable to common stockholders as adjusted	$(18,525)	$(47,180)

Basic and diluted net loss per share as reported	$(0.79)	$(1.84)

Goodwill amortization	$0.34	$0.68

Basic and diluted net loss per share as adjusted	$(0.45)	$(1.16)

     On March 12, 2002, we received a second complete review letter from the U.S. Food and Drug Administration, or FDA, regarding our Biologics License Application, or BLA, for BEXXAR. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR.

     Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two-step approach. Under step-one of the goodwill impairment test we compared the estimated fair value of the company (the reporting unit) based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded the fair value we performed step-two of the goodwill impairment test required by FAS 142, which involved allocating the fair value of the company to all the assets and liabilities of the company to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a goodwill impairment charge of $161.1 million in the first quarter of 2002.

     Other acquisition-related intangible assets at June 30, 2002, consist of adjuvant know-how and an assumed lease with balances of approximately $1.9 million and $13.0 million, respectively. Amortization expense of our other acquisition-related intangible assets for the six months ended June 30, 2002 and June 30, 2001 was approximately $990,000. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

Remaining 2002	989
2003	1,980
2004	1,980
2005	1,980
2006	1,870
Thereafter	6,120

Total expected amortization	$14,919

2. Comprehensive Loss

     For the three months and six months ended June 30, 2002 and June 30, 2001, our comprehensive loss was as follows (in thousands):

	For the three months ended		For the six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss)	$5,331	$(31,793)	$(171,359)	$(73,765)
Other comprehensive income:
Unrealized holding gains (losses) during the period	424	(243)	(485)	575

Total comprehensive income (loss)	$5,755	$(32,036)	$(171,844)	$(73,190)

3. GSK BEXXAR Relationship

     We have a collaborative agreement with GlaxoSmithKline, or GSK, for the development and commercialization of BEXXAR, which is in late-stage development for the treatment of non-Hodgkin’s lymphoma, or NHL. Under the terms of the agreement, we and GSK will jointly market and sell BEXXAR in the United States following regulatory approval and the two companies will share profits and losses equally. Additionally, the agreement provides that we and GSK will share certain costs related to clinical and manufacturing development activities and additional payments upon the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement revenue is included in revenue from collaborative agreements.

     We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential launch of BEXXAR. Our share of the operating results is included in sales, general and administrative expenses. Our agreement with GSK currently may be terminated by GSK at any time because BEXXAR was not approved by the FDA on or before June 30, 2002.

4. Restructuring Charge

     On May 23, 2002, we announced the restructuring of our South San Francisco operations. We also announced the sale of specific preclinical assets to Medarex, Inc., and associated transfer of approximately 30 employees to Medarex to support those programs. In total, our workforce in South San Francisco was reduced by approximately 60 percent, including the elimination of unfilled open positions, as well as select existing positions and those positions transferred to Medarex. The restructuring charge for the second quarter of 2002 was $1.9 million. Certain additional South San Francisco employees will be retained for a short transition period, and additional South San Francisco employees will be relocated to other Corixa locations. We also expect to incur additional charges related to our leased facilities as we enter into potential subleases.

5. Earnings Per Share

     We calculate earnings per share in accordance with SFAS 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income or loss per common share by the weighted average number of common shares outstanding. For purposes of calculating dilutive earnings per share the numerator and denominator are adjusted for the dilutive effect of common stock equivalents, convertible debt, stock options and warrants, using the treasury stock method. The components for calculating net income or loss per share are set forth in the following table (in thousands, except per share data):

	For the three months ended		For the six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss) available to common stockholders	$5,247	$(32,418)	$(171,669)	$(75,015)
Dilutive stock options and warrants	—	—	—	—
Dividends on dilutive preferred stock	84	—	—	—
Interest on dilutive convertible debt	356	—	—	—

Net income (loss) available to common stock holders, dilutive	$5,687	$(32,418)	$(171,669)	$(75,015)

Weighted average common shares outstanding, basic	41,737	40,875	41,667	40,740
Dilutive stock options and warrants	413	—	—	—
Dilutive preferred stock	2,991	—	—	—
Dilutive convertible debt	3,572	—	—	—

Weighted average common shares outstanding, dilutive	48,713	40,875	41,667	40,740

Net income (loss) per common share, basic	$0.13	$(0.79)	$(4.12)	$(1.84)

Net income (loss) per common share, dilutive	$0.12	$(0.79)	$(4.12)	$(1.84)

     For the three months and six months ended June 30, 2001 and the six months ended June 30, 2002, the assumed conversion of preferred stock, debt instruments, and all stock options and warrants were excluded because their inclusion would have been antidilutive.

     Options to purchase approximately 11,896,000 shares were outstanding at June 30, 2002 but not included in the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price during the period.

6. Commitments and Contingencies

     We are currently involved in litigation with IDEC Pharmaceuticals, Inc., or IDEC. IDEC filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of NHL. We, GSK and the Regents of the University of Michigan filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes our U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we, GSK and the Regents of the University of Michigan are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. The U.S. District Court, Southern District of California has consolidated the Delaware and Southern District of California cases and the cases are proceeding before that court. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR, if BEXXAR is approved.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

7. Subsequent Events

     Effective July 31, 2002, we reacquired worldwide rights to MELACINE vaccine from Schering Plough Corporation. Schering Plough exercised its right to discontinue its commitment to sales and marketing of MELACINE if the product was not approved in the United States by June 30, 2002. Schering Plough’s subsidiary, Schering Canada Inc., has indicated its willingness to continue to distribute MELACINE in Canada on our behalf under the terms of the prior agreement until we enter into a new agreement with Schering Canada or another distributor. The MELACINE agreement with Schering Plough represented a commercialization agreement established by the former Ribi Immunochem Research, Inc., which we acquired in 1999, under which Schering Plough provided no funding for the manufacturing or clinical development of the MELACINE. We have begun to discuss potential commercialization of MELACINE with other parties that have expressed interest.

     On August 9, 2002, we entered into a definitive purchase agreement to issue and sell an aggregate of 7,332,562 shares of Corixa common stock for $6.13 per share and to issue five-year warrants at a purchase price of $.125 per share to purchase 1,244,836 shares of Corixa common stock at an exercise price of $6.13 per share, in a private placement to certain institutional and other accredited investors. We expect to raise approximately $42.7 million in net proceeds in the private placement, after deducting estimated placement fees and expenses. The transaction is expected to close on August 14, 2002, subject to customary closing conditions. We intend to use the net proceeds of the private placement for research and development, working capital and general corporate purposes.

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

     Words such as “ believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below under “Important Factors That May Affect Our

Business, Our Results of Operations and Our Stock Price.” You should carefully consider the factors described below under “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements. Other factors besides those described in this quarterly report could also affect actual results.

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

Asset Impairment

     On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. Upon adoption, we performed a transitional impairment test and a subsequent interim impairment test on March 13, 2002, due to the presence of impairment indicators as described in Note 1 to the Unaudited Consolidated Financial Statements. The impairment test involves a two-step approach. Step-one requires estimating the fair value of the company and comparing it to the carrying value. If the carrying value of the company exceeds the estimated fair value, the second step is performed which requires allocating the fair value of the company to its assets and liabilities, including unrecorded intangibles, to determine the deemed fair value of goodwill, if any. Both steps require us to make significant assumptions and estimates, including determining the fair value of the company and the fair value of the assets and liabilities. In addition, this process requires us to estimate future cash flows from our research and development projects in process and the applicable discount rates. We engaged an independent third-party valuation specialist to assist us in our impairment analysis. The analysis resulted in a goodwill impairment charge of $161.1 million in the first quarter of 2002, which represented the write-off of all goodwill existing as of the date of the test. In the event of future acquisitions that result in goodwill being recorded, we will be required to perform this test on at least an annual basis.

Commitments and Contingencies

     We are currently involved in certain legal proceedings as discussed in Note 6 to the Unaudited Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcomes of the cases are not known. However, an unfavorable outcome of the litigation with IDEC could have a materially adverse affect on our operating results from the sale of BEXXAR, if BEXXAR is approved.

Overview

     Our goal is to be a leader in the development and commercialization of products to prevent, treat and diagnose autoimmune diseases, cancer and infectious diseases. Our strategy consists of integrating our core antigen, monoclonal antibody, adjuvant, antigen delivery and targeted onocologic technologies into a strong product pipeline. To implement this strategy, we develop select technologies and potential products ourselves and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the six months ended June 30, 2002 approximately 95% of our revenue resulted from collaborative agreements, and approximately 5% of our revenue resulted from funds awarded through government grants. As of June 30, 2002, we had total stockholders’ equity of $111.5 million.

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

     When entering into corporate partnerships, we seek to cover our research and development expenses through research funding, milestone payments, collaborative agreement credit lines, and technology and license fees. We also attempt to retain significant downstream participation in product sales through either profit sharing or product royalties paid on annual net sales.

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

     Our material collaborative agreements include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR;

•	an agreement with Amersham Health, or Amersham, to develop and commercialize BEXXAR in Europe;

•	a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis, related to our candidate psoriasis immunotherapeutic product, PVAC™ treatment;

•	a research and development agreement with Zenyaku Kogyo Co. Ltd., or Zenyaku, related to PVAC;

•	a corporate partnerships with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer; and

•	a corporate partnership with GSK, that provides for vaccine discovery for breast, prostate, ovarian and colon cancers, tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia.

     Also, through our acquisition of Ribi, we acquired a license agreement, which we amended and restated in 2001 to grant Wyeth Lederle Vaccines, a division of American Home Products Corporation, or Wyeth Lederle, the right to use the MPL™ adjuvant in several infectious disease targets.

     In addition, through our acquisition of Ribi we acquired several license and supply agreements with GSK, under which we grant GSK licenses to certain adjuvants that GSK is developing for use in vaccines for infectious diseases, cancer and allergy. Under these agreements we grant GSK exclusive, co-exclusive and non-exclusive license rights depending on the disease field and territory.

     The FDA is currently reviewing our BLA for BEXXAR, our most advanced product candidate. On March 12, 2002, we received a complete review letter from the FDA regarding the FDA’s review of the BEXXAR BLA. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR.

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. On May 31, 2002, we announced that we had submitted a written request for a formal dispute resolution, appealing the FDA’s position as articulated in the complete review letter dated March 12, 2002. We also requested the opportunity to present data on the safety and efficacy of BEXXAR in the treatment of NHL at a meeting of the FDA’s scientific advisers, the Oncologic Drugs Advisory Committee, or ODAC. Although no new information may be submitted as part of the request for dispute resolution, in a granted appeal we can provide the FDA with additional data in support of the contention that BEXXAR meets an unmet medical need.

     On June 27, 2002, we announced that the FDA granted our appeal regarding the regulatory review status of BEXXAR. As a result, we have been granted an opportunity to present data on BEXXAR at a future ODAC meeting. The FDA added that, upon timely receipt of certain follow-up information requested by the agency, it is highly likely that the FDA would have enough time to prepare for a BEXXAR presentation to ODAC before the end of the year. Following the grant of our appeal, we are providing the FDA with the additional data that the FDA has requested in support of our position.

     As of June 30, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen, Inc. and GenQuest, Inc. and $161.1 million is attributable to a goodwill impairment charge. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our product candidates and successfully manufacturing and marketing our products once they are approved for sale. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Six Months Ended June 30, 2002 and June 30, 2001

Total Revenue

     Our revenue decreased to $13.9 million for the three months ended June 30, 2002 from $15.6 million for the same period in 2001. The decrease of approximately $1.7 million included a decrease of $4.1 million primarily due to a decline in milestone revenue from our collaborative agreement for BEXXAR with GSK, as well as the expiration of our ex-vivo agreement with The Infectious Disease Research Institute that was partially offset by increased revenue of approximately $2.4 million from collaborative agreements with Beaufour Ipsen, Japan Tobacco, Organon and Wyeth Lederle. Our revenue was $29.5 million for the six months ended June 30, 2002 compared to $29.1 million for the same period in 2001.

Research and Development

     Our research and development expenses decreased to $26.4 million for the three months ended June 30, 2002, from $32.4 million for the same period in 2001. The decrease of approximately $6 million included a decrease of $8.2 million due to a reduction in clinical development activity of approximately $4.9 million and a reduction in deferred compensation expense of $3.3 million related to options assumed in the Coulter merger partially offset by increases of $2.2 million related to outside manufacturing costs associated with acquisition of preclinical research materials of $1 million and severance cost related to the restructuring of our South San Francisco operations of $1.2 million.

     Our research and development expenses decreased to $51.1 million for the six months ended June 30, 2002 from $71.2 million for the same period in 2001. The decrease of $20.1 million included a decrease of $22 million due to a reduction in clinical development activity of approximately $13.7 million and a reduction of deferred compensation expense of $8.3 million related to options assumed in the Coulter merger partially offset by an increase of $1.9 million in facility expenses in South San Francisco. We intend to offset South San Francisco facilities cost through subleases in the future.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the costs associated with research and preclinical programs and clinical development programs approximate the following (in millions):

	Six months ended June 30,

	2002	2001

Research and preclinical programs	$26.3	$38.6
Clinical development programs	24.8	32.6

Total research and development	$51.1	$71.2

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

Sales, General and Administrative

     Our sales, general and administrative expenses were $4.7 million and $11.6 million for the three months and six months ended June 30, 2002 compared to $5.0 million and $11.9 million for the same periods in 2001. We do not expect SG&A expense to increase significantly in the near term unless we receive approval to market Bexxar which would result in an increase in marketing and sales expenses.

Amortization and Goodwill Impairment

     Our intangible amortization expense decreased to $495,000 for the three months ended June 30, 2002 compared to $14.4 million for the prior year period. Our intangible amortization expense decreased to $990,000 for the six months ended June 30, 2002 compared to $28.8 million for the prior year period. Effective January 1, 2002, we adopted SFAS 141 “Business Combination” and 142 “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test, or more frequently if impairment indicators arise. We will continue to amortize separable intangible assets that are not deemed to have indefinite lives over their useful lives. As such, we will continue to amortize the acquired lease and adjuvant know-how over their useful lives. In accordance with the transition provision of SFAS 142 an evaluation of goodwill and other intangibles was done on January 1, 2002 and no indication of impairment existed at that time.

     On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR. In the complete review letter the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR.

     On May 15, 2002, we announced the results of a recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. In light of our presentation, and given that a second complete review letter has already been issued, we discussed with the FDA an appropriate process for resolution of the dispute. On May 31, 2002, we announced that we had submitted a written request for a formal dispute resolution, appealing the FDA’s position as articulated in the complete review letter dated March 12, 2002, and further requested a presentation of BEXXAR data to the FDA’s scientific advisers, the Oncologic Drugs Advisory Committee, ODAC.

     Following the recent meeting, the FDA continued to request additional studies to more carefully assess the true incidence of adverse events and assess for factors that may correlate with an increased incidence of adverse events. However, the FDA also confirmed that based on data submitted to the FDA prior to receipt of the March 12, 2002 complete review letter, the FDA was now able to sufficiently characterize the safety of BEXXAR in order to permit an assessment of net clinical benefit.

     On June 27, 2002, we announced the FDA granted our appeal regarding the regulatory review status of BEXXAR. As a result, we have been granted an opportunity to present data on BEXXAR at a future ODAC meeting. The FDA added that, upon timely receipt of certain follow-up information requested by the agency, it is highly likely that the FDA would have enough time to prepare for a BEXXAR presentation to ODAC before the end of the year. Following the grant of our appeal, we are providing the FDA with additional data that the FDA has requested in support of our position.

     Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two-step approach. Under step-one of the goodwill impairment test we compared the estimated fair value of the company based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded the fair value we performed step-two of the goodwill impairment test required by FAS 142, which involved allocating the fair value of the company (the reporting unit) to all the assets and liabilities of the company to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a goodwill impairment charge of $161.1 million in the first quarter of 2002.

Interest Income

     Our interest income decreased to $1.1 million for the three months ended June 30, 2002 from $2.5 million for the same period in 2001. For the six months ended June 30, 2002 our interest income decreased to $2.2 from $5.6 million for the same period in 2001. The decreases in interest income are based on decreased average investment balances during the period.

Interest Expense

     Our interest expense increased to $587,000 for the three months ended June 30, 2002 from $548,000 for the same period in 2001. For the six months ended June 30, 2002 our interest income decreased to $1.1 from $1.3 million for the same period in 2001. This decrease was primarily attributable to slightly higher average capital lease financing balances.

Other Income

     Other income increased to $22.5 million for the three months ended June 30, 2002 from $2.4 million for the same period in 2001. For the six months ended June 30, 2002 other income increased to $22.8 million from $4.7 million for the same period in 2001. The increase in other income was primarily attributable to the sale of specific preclinical assets to Medarex in the second quarter of 2002 resulting in other income of $21.0 million. We received $3.5 million of Medarex stock (356,706 shares) at closing and will receive an additional $17.5 million in five equal monthly payments, payable at Medarex’s option in cash or shares of Medarex stock. In the event that, during any month during the six-month period following the closing of the transaction, we sell all of the shares of Medarex stock delivered as payment for the preceding monthly installment and the proceeds of such sales are less than $3.5 million, Medarex must pay the difference to us in cash. If the proceeds from sale of the Medarex stock from the preceding monthly installment are greater than $3.5 million, we must pay Medarex an amount equal to 50% of any such excess in cash. In the event that, during any month during the six-month period, we do not sell all of the shares of Medarex stock delivered as payment for the preceding monthly installment, then there will be no such adjustments. In addition, we recorded a gain on the sale of fixed assets to Medarex of approximately $1 million in the second quarter of 2002.

Liquidity and Capital Resources

     As of June 30, 2002, we had approximately $80.5 million in cash, cash equivalents and marketable securities. During the first six months of 2002, we received $4.8 million under an equipment financing agreement, $3.2 million for the sale of technology and $2.5 million for the sale of equipment. We purchased approximately $6 million of capital equipment for use in our operations during the first six months of 2002. Working capital increased approximately $7.9 million to $61.8 million at June 30, 2002 from $53.9 million at December 31, 2001. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, with terms not exceeding four years.

     We believe that our existing capital resources; committed payments under existing corporate partnerships; bank credit arrangements; the BNY Capital Markets, Inc., or CMI, equity line facility; equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. In addition, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through the following:

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

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.

We are at an early stage of product development and may not be able to successfully commercialize our product candidates.

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

     We have not commercialized any products, other than MELACINE, which is approved for sale in Canada, and an immunotherapeutic product that has been approved on a named-patient basis in Germany, which product incorporates our MPL adjuvant, our proprietary adjuvant added to the product to heighten the immune response to the antigens in the product. The FDA is currently reviewing our BLA for BEXXAR, our most advanced product candidate. On March 12, 2002, we received a complete review letter from the FDA regarding the FDA’s review of the BEXXAR BLA. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR.

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. On May 31, 2002, we announced that we had submitted a written request for a formal dispute resolution, appealing the FDA’s position as articulated in the complete review letter dated March 12, 2002. We also requested the opportunity to present data on the safety and efficacy of BEXXAR in the treatment of NHL at a meeting of ODAC. Although no new information may be submitted as part of the request for dispute resolution, in a granted appeal we can provide the FDA with additional data in support of the contention that BEXXAR meets an unmet medical need.

     On June 27, 2002, we announced that the FDA granted our appeal regarding the regulatory review status of BEXXAR. As a result, we have been granted an opportunity to present data on BEXXAR at a future ODAC meeting. The FDA added that, upon timely receipt of certain follow-up information requested by the agency, it is highly likely that the FDA would have enough time to prepare for a BEXXAR presentation to ODAC before the end of the year. Following the grant of our appeal, we are providing the FDA with the additional data that the FDA has requested in support of our position. We cannot predict the precise timing or the outcome of the presentation to ODAC.

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

     On May 15, 2002, we announced the results of our recent meeting with the FDA regarding the potential commercialization of BEXXAR. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR and suggested that such benefit should be assessed in additional, prospective studies. On May 31, 2002, we announced that we had submitted a written request for a formal dispute resolution, appealing the FDA’s position as articulated in the complete review letter dated March 12, 2002. We also requested the opportunity to present data on the safety and efficacy of BEXXAR in the treatment of NHL at a meeting of ODAC. Although no new information may be submitted as part of the request for dispute resolution, in a granted appeal we can provide the FDA with additional data in support of the contention that BEXXAR meets an unmet medical need.

     On June 27, 2002, we announced that the FDA granted our appeal regarding the regulatory review status of BEXXAR. As a result, we have been granted an opportunity to present data on BEXXAR at a future ODAC meeting. The FDA added that, upon timely receipt of certain follow-up information requested by the agency, it is highly likely that the FDA would have enough time to prepare for a BEXXAR presentation to ODAC before the end of the year. Following the grant of our appeal, we are providing the FDA with the additional data that the FDA has requested in support of our position. We cannot predict the precise timing or the outcome of the presentation to ODAC.

     Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with FDA regulations governing Good Manufacturing Practices, or GMP. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of June 30, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of four companies and $161.1 million is attributable to a goodwill impairment charge. We may incur substantial additional operating losses over at least the next several years. These losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our:

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

     We have in place a $75 million equity line facility with CMI. However, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, it generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. There can be no assurance that the price of our common stock will meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

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

     The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 95% of our revenue from research and development and other funding under our existing corporate partnerships for the six months ended June 30, 2002, and June 30, 2001. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our product candidates or effectively partnering our product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress our product candidates. Our corporate partnerships provide third parties with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR;

•	a corporate partnership with Amersham to market BEXXAR in Europe;

•	a development, commercialization and license agreement with Medicis related to PVAC treatment;

•	a research and development agreement with Zenyaku related to PVAC treatment;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer; and

•	a corporate partnership with GSK that provides for vaccine discovery for breast, prostate, ovarian and colon cancer, tuberculosis vaccine discovery and development programs, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia.

     Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

     Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR, Amersham for marketing BEXXAR in Europe and Medicis for commercialization of PVAC contain milestone-based termination provisions, which provide that if we fail to meet any development or regulatory milestone, the licensor may terminate the agreement. For example, our agreement with GSK for the commercialization of BEXXAR currently may be terminated by GSK at any time because BEXXAR did not receive FDA approval before June 30, 2002. In addition, all of these license agreements may be terminated by the licensor for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

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

If we are unable to obtain, protect and enforce our patent rights, we may be unable to effectively protect or exploit our proprietary technology, inventions and improvements.

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

     IDEC has challenged the validity of several of our patents related to BEXXAR by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its ZEVALIN product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR, and the Regents of the University of Michigan, our licensor of the patents at issue, are parties to a lawsuit against IDEC alleging patent infringement of certain of our patents by ZEVALIN and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover imaging, composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its ZEVALIN product without the need to license from us any of our patents. An unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR, if BEXXAR is approved.

If we are unable to gain access to patent and proprietary rights of others, we may be unable to compete effectively.

     Our success depends in part on our ability to gain access to third party patent and proprietary rights and to operate our business without infringing on third-party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses.

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

     We try to protect our trademarks by applying for U.S. and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Of our trademarks, MPL™ and MELACINE™, are currently the subjects of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for MPL or MELACINE in Europe.

Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.

     As a result of litigation, interferences, opposition proceedings and other administrative proceedings in which we are or may become involved, including the IDEC litigation, we may incur substantial expense and the proceedings may divert the efforts of our technical and management personnel. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates.

     The enforcement, defense and prosecution of intellectual property rights, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

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

     We have entered into an agreement with Nordion, for radiolabeling the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. This agreement expires on May 31, 2004. We are currently actively negotiating with Nordion to enter into a new agreement to radiolabel the Anti-B1 Antibody. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

     We are aware of only a limited number of manufacturers capable of producing the Anti-B1 Antibody in commercial quantities or radiolabeling the antibody with the (131) I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Accordingly, if we are unable to reach a satisfactory agreement with Nordion or to establish a new source of radiolabeling before the expiration of our existing agreement with Nordion, it could harm our ability to market BEXXAR, if BEXXAR is approved for sale at that time.

     Even if we reach a satisfactory agreement with Nordion or another partner, Nordion or that partner may be unable to produce our requirements in commercial quantities or with acceptable quality. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion or another supplier could harm our sales of BEXXAR if and when BEXXAR, is approved for sale.

Because we have limited sales, marketing and distribution capabilities, we may be unable to successfully commercialize BEXXAR or our other product candidates.

     As a result of our reduction in headcount in May 2002, we no longer have a sales and marketing force. Our ability to market and sell BEXXAR in the United States, if approved, will be contingent upon recruiting, training and deploying the necessary sales and marketing force, as well as GSK’s performance under our collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sales of BEXXAR or other product candidates.

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

     For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR. In an effort to minimize expenses during the delay in the FDA review of BEXXAR, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002 we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BLA for BEXXAR. As a result, goodwill and other intangibles were re-evaluated and we recognized an impairment loss of $161.1 million. Regulatory approval by the FDA for BEXXAR may be further delayed or rejected, in which case we may not gain substantial benefit from the Coulter acquisition. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex. In light of these events, we may significantly reduce or discontinue the integration process of Coulter, notwithstanding the expenditure of a significant amount of time and financial, personnel and other resources.

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

     IDEC’s product, ZEVALIN, received FDA approval for commercial sale in the United States in February 2002. ZEVALIN has been approved and is being marketed for the treatment of NHL in the United States, the indication for which we are seeking approval to sell BEXXAR® in the United States. Consequently, IDEC could have a significant advantage over us in sales and marketing of products for the treatment of NHL in the United States.

Our stock price could be very volatile and your shares may suffer a decline in value.

     The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. As a result of the fluctuations in the price of our common stock you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility depending on numerous factors, many of which are beyond our control, including:

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors;

•	progress or delay of our or our competitors’ regulatory approvals;

•	announcements regarding the acquisition of technologies or companies by us or our competitors;

•	changes in our existing corporate partnerships or licensing arrangements;

•	establishment of additional corporate partnerships or licensing arrangements by us or our competitors;

•	technological innovations or new commercial products developed by us or our competitors;

•	changes in our or our competitors’ intellectual property portfolio;

•	developments or disputes concerning our or our competitors’ proprietary rights;

•	issuance of new or changed securities analysts’ reports and their recommendations regarding us or our competitors;

•	changes in government regulations;

•	economic and other external factors;

•	additions or departures of any of our key personnel;

•	operating losses by us; and

•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

     Our common stock has traded as high as $69.44 and as low as $4.69 since the beginning of 2000. The last reported sales price of our common stock on June 28, 2002 was $6.85. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

     The manufacture and administration of BEXXAR requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR. For our ongoing clinical trials and for commercial-scale production, we currently rely on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with Nordion, and there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercial sales could be interrupted.

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

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR faces particular uncertainties because third-party payors have very little experience upon which to model pricing and reimbursement decisions. Further, BEXXAR is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize a return on our investment.

Our equity line facility and other transactions may result in dilution and a decline in the price of our common stock.

     Under the equity line facility with CMI, we may, subject to certain conditions, sell to CMI up to $75 million of our common stock from time to time before December 3, 2003. The number of shares and price per share will depend on the market price and trading volume of the shares during the applicable one to twenty-day draw down period for any sale. The sale of shares pursuant to the equity line facility will have a dilutive effect on the ownership percentage of our existing stockholders. Subsequent sales of these shares in the open market by CMI may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the equity line facility (should we choose to sell additional shares to CMI) and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and could result in dilution to the holders of our shares.

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

     Under a loan agreement with GSK, at our option, we may choose to pay the outstanding principal amount of $15 million together with all accrued unpaid interest thereon in cash or shares of our common stock valued at the closing price of our common stock on the last trading day preceding the payment date to GSK. In addition, under a collaborative agreement with GSK, we have an outstanding loan in the amount of $5 million, which amount, is due on September 1, 2003. At GSK’s option, GSK may choose to receive the outstanding principal in cash or shares of our common stock at an undisclosed premium to the then current fair market value of our common stock.

     Under our stock purchase agreement with Amersham, at our option, we may choose to sell up to $10 million of additional shares of our common stock to Amersham at fair market value, which is determined according to the average of the closing prices of our common stock over a specified period surrounding the date of issuance.

     Under a license assignment agreement with Beckman Coulter, Beckman Coulter is entitled to receive royalties upon commercial sale of products, if any, derived from the licenses. For the first $4.5 million of royalties, Beckman Coulter has the option, in lieu of receiving cash, to receive shares of our common stock valued at the then current fair market value of our common stock.

     We are also required to pay dividends on our preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

     If we issue additional stock under these agreements, on our preferred stock or pursuant to other transactions, it will have a dilutive effect on the ownership percentage of our existing stockholders.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently involved in litigation with IDEC. IDEC filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of NHL. We, GSK and Regents of the University of Michigan filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of Zevalin infringes our U.S. Patent Nos. 5,595,721, 6,015,542 and 6,090,365. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we, GSK and Regents of the University of Michigan are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. The U.S. District Court, Southern District of California has consolidated the Delaware and Southern District of California cases and the cases are proceeding before that Court. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR, if BEXXAR is approved.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will no have a material adverse effect on our financial position and results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     On June 24, 2002, we sold 4,599 unregistered shares of our common stock to McMaster University in consideration for $25,836.48 that was received in the form of an assignment of a patent. The shares sold to McMaster University were exempt from registration under Rule 506 of the Securities Act of 1933, as amended, because McMaster University is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our annual meeting of stockholders held on May 31, 2002, stockholders representing a total of 31,568,031 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:

(1)	Elect a board of directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	For	Withheld

Steven Gillis, Ph.D.	30,138,615	1,429,416
Michael F. Bigham	30,567,020	1,001,011
Mark McDade	30,671,741	896,290
Joseph S. Lacob	29,664,692	1,903,339
Robert Momsen	31,065,239	502,792
Arnold L. Oronsky, Ph.D.	30,997,680	570,351
Samuel R. Saks, M.D.	30,663,048	904,983
James W. Young, Ph.D.	31,077,293	490,738

(2)	Ratify Ernst & Young as our independent public auditor for the fiscal year 2002.

For	30,735,655
Against	766,694
Abstain	65,682

Item 5. Other Information.

     Effective July 31, 2002, we reacquired worldwide rights to MELACINE vaccine from Schering-Plough Corporation Schering-Plough exercised its right to discontinue its commitment to sales and marketing of MELACINE if the product was not approved in the United States by June 30, 2002. Schering-Plough’s subsidiary, Schering Canada, has indicated its willingness to continue to distribute MELACINE in Canada on our behalf until we or its designate is able to do so. Schering Canada has agreed to continue the distribution of MELACINE under the terms of our prior agreement until the parties enter a new distribution agreement. The MELACINE agreement with Schering-Plough represented a commercialization agreement established by the former Ribi which we acquired in 1999, under which Schering-Plough provided no funding for the manufacturing or clinical development of the product. We have begun to discuss potential commercialization of MELACINE with other parties that have expressed interest.

     On August 9, 2002, we entered into a definitive purchase agreement to issue and sell an aggregate of 7,332,562 shares of Corixa common stock for $6.13 per share and to issue five-year warrants at a purchase price of $.125 per share to purchase 1,244,836 shares of Corixa common stock at an exercise price of $6.13 per share, in a private placement to certain institutional and other accredited investors. We expect to raise approximately $42.7 million in net proceeds in the private placement, after deducting estimated placement fees and expenses. The transaction is expected to close on August 14, 2002, subject to customary closing conditions. We intend to use the net proceeds of the private placement for research and development, working capital and general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  See Index to Exhibits.

     (b)  Reports on Form 8-K.

(1)	On April 12, 2002, we filed an amended Current Report on Form 8-K/A for the sole purpose of refiling the exhibits to the Current Report on Form 8-K filed December 17, 2001 that announced an agreement with Amersham Health to market BEXXAR, with the redactions to the exhibits amended in accordance with an amended confidential treatment request

(2)	On May 16, 2002, we filed an amended Current Report on Form 8-K/A for the sole purpose of refiling the exhibits to the Current Report on Form 8-K filed December 17, 2001, as amended by Form 8-K/A on April 12, 2002, that announced an agreement with Amersham Health to market BEXXAR, with the redactions to the exhibits amended in accordance with an amended confidential treatment request.

(3)	On May 16, 2002, we filed a Current Report on Form 8-K for the sole purpose of refiling certain exhibits to the Annual Report on Form 10-K filed March 1, 2002 with the redactions to the exhibits amended in accordance with amended confidential treatment requests.

(4)	On May 29, 2002, we filed an amended Current Report on Form 8-K/A for the sole purpose of refiling the exhibits to the Current Report on Form 8-K filed December 17, 2001, as amended by Form 8-K/A on April 12, 2002 and May 16, 2002, that announced an agreement with Amersham Health to market BEXXAR, with the redactions to the exhibits amended in accordance with an amended confidential treatment request.

(5)	On June 3, 2002, we filed a Current Report on Form 8-K announcing an asset purchase agreement with Medarex, Inc. and a restructuring of our South San Francisco operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE August 13, 2002	By:	/s/ MICHELLE BURRIS

Michelle Burris Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description	Page

3.1	Amended and Restated Certificate of Incorporation of Corixa Corporation.	(A)

3.2	Certificate of Designation of Series A Preferred Stock	(B)

3.3	Certificate of Designation of Series B Preferred Stock	(C)

3.4	Bylaws of Corixa Corporation	(D)

4.1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock.	(A)

10.1	First Amendment dated June 28, 2002 to Loan Agreement date as of October 23, 1998, between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation.	†

99.1	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Corixa Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002.	†

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the SEC on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on April 23, 1999.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on January 4, 2001.

(D)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the SEC on March 30, 2001.

† Filed herewith.