Form 10-Q
period 2002-09-30
CORIXA CORP
filed 2002-11-08
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X] No [   ]

     As of September 30, 2002, there were approximately 49,135,810 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2002
INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,630	$35,679
Securities available-for-sale	46,247	52,227
Accounts receivable	14,834	5,532
Interest receivable	1,015	1,157
Prepaid expenses and other current assets	5,865	4,911
Deposits	—	1,825

Total current assets	114,591	101,331
Property and equipment, net	44,247	48,999
Securities available-for-sale, noncurrent	23,746	33,158
Acquisition-related intangible assets, net	14,424	176,969
Deferred charges, deposits and other assets	4,760	6,925

Total assets	$201,768	$367,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,329	$23,595
Dividend payable	584	469
Current portion of deferred revenue	8,298	17,566
Current portion of long-term obligations	10,679	5,755

Total current liabilities	31,890	47,385
Deferred revenue, less current portion	6,891	8,575
Long-term obligations, less current portion	23,003	27,657
Redeemable common stock	2,000	2,000
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 10,000,000 shares;
Designated Series A — 12,500 shares; issued and outstanding — 12,500 in 2002 and 2001	—	—
Designated Series B — 37,500 shares; issued and outstanding — 37,500 in 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized — 100,000,000 shares;
Issued and outstanding — 49,135,810 shares at September 30, 2002 and 41,573,398 at December 31, 2001 (including 141,576 redeemable common shares)	49	41
Additional paid-in capital	1,229,170	1,187,987
Deferred compensation	(751)	(3,996)
Accumulated other comprehensive income	698	975
Accumulated deficit	(1,091,182)	(903,242)

Total stockholders’ equity	137,984	281,765

Total liabilities and stockholders’ equity	$201,768	$367,382

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue:
Collaborative agreements	$9,274	$13,330	$37,389	$40,978
Government grants	602	718	1,939	2,196

Total revenue	9,876	14,048	39,328	43,174
Operating expenses:
Research and development	22,748	37,248	73,815	108,467
Sales, general and administrative	4,673	4,407	16,322	16,305
Intangible amortization	495	14,402	1,485	43,227
Goodwill impairment	—	—	161,060	—

Total operating expenses	27,916	56,057	252,682	167,999

Loss from operations	(18,040)	(42,009)	(213,354)	(124,825)
Interest income	1,130	2,347	3,379	7,916
Interest expense	(578)	(593)	(1,715)	(1,848)
Other income	907	228	23,750	4,965

Net loss	(16,581)	(40,027)	(187,940)	(113,792)
Preferred stock dividend	(220)	(625)	(530)	(1,875)

Net loss applicable to common stockholders	$(16,801)	(40,652)	$(188,470)	$(115,667)

Basic and diluted net loss per common share	$(0.37)	$(0.99)	$(4.38)	$(2.83)

Shares used in computation of basic and diluted net loss per common share	45,607	41,043	43,000	40,844

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Operating activities
Net loss	$(187,940)	$(113,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred compensation	1,332	13,758
Goodwill impairment	161,060	—
Depreciation and amortization	9,323	49,716
Equity instruments issued in exchange for technology and services	(142)	169
Gain on sale of investment	—	(4,513)
Gain on sale of equipment	(998)	—
Changes in certain assets and liabilities:
Accounts receivable	(9,302)	2,880
Interest receivable	142	923
Prepaid expenses and other current assets	3,036	1,853
Accounts payable and accrued liabilities	(7,338)	(8,570)
Deferred revenue	(10,952)	89

Net cash used in operating activities	(41,779)	(57,487)
Investing activities
Purchases of securities available-for-sale	(56,735)	(214,605)
Proceeds from maturities of securities available-for-sale	17,697	202,683
Proceeds from sale of securities available-for-sale	54,154	73,826
Purchases of property and equipment	(6,017)	(7,511)
Proceeds from sale of investment	—	4,926

Net cash provided by investing activities	9,099	59,319
Financing activities
Proceeds from issuance of common stock	43,359	4,160
Proceeds from debt obligations	4,778	7,500
Principal payments made on long-term obligations	(3,832)	(11,556)
Payment of preferred stock dividend	—	(625)
Principal payments on capital leases	(674)	(924)

Net cash provided by (used in) financing activities	43,631	(1,445)

Net increase in cash and cash equivalents	10,951	387
Cash and cash equivalents at beginning of period	35,679	49,413

Cash and cash equivalents at end of period	$46,630	$49,800

Supplemental disclosures of cash flow information:
Interest paid	$1,773	$1,622
Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividend	$415	$—

See accompanying notes.

CORIXA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

     We are a developer of immunotherapies with a commitment to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system. We exploit our expertise in immunology and our proprietary technology platforms to develop vaccines and antigen-based products, including therapeutic antibodies, novel adjuvants and targeted oncologics. The consolidated financial statements include the accounts of Corixa and its wholly owned subsidiaries, Coulter Pharmaceutical, Inc., or Coulter, and Corixa Belgium, SA. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in the following (U.S. dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At September 30, 2002, securities available-for-sale includes certificate of deposits of $7.6 million that secure a financing agreement and $2.2 million that secure letters of credit related to our leased properties.

Certain Concentrations

     Credit Risk. We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingleheim Pharma KG, or BI Pharma KG, to produce the anti-B1 monoclonal antibody, or Anti-B1 Antibody, in BEXXAR® therapy. We have committed to purchase minimum quantities of the Anti-B1 Antibody from BI Pharma KG. The maximum purchase commitment that we would pay if we did not place orders to purchase any Anti-B1 Antibody is approximately $4.8 million. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for the radiolabeling of the Anti-B1 Antibody at Nordion’s centralized radiolabeling facility. This agreement expires on May, 31, 2004. We are currently actively negotiating with Nordion to enter into a new agreement to radiolabel the Anti-B1 Antibody. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

Revenue Recognition

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts and sales of adjuvant products. Revenue under technology licenses and collaborative agreements typically consists of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Revenue from product sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 95% of our revenue from collaborative partners during the nine-months ended September 30, 2002 and September 30, 2001.

     We recognized $321,000 and $606,000 of revenue that was included in the cumulative effect adjustment as of January 1, 2000 upon adoption of Staff Accounting Bulletin No. 101, “Revenue Recognized in Financial Statements” during the three months ended September 30, 2002 and September 30, 2001, respectively. For the nine months ended September 30, 2002 and September 30, 2001 we recognized $1.5 million and $1.8 million, respectively, of revenue that was included in the cumulative effect adjustment as of January 1, 2000.

Recent Pronouncements

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of SFAS 144 did not have an impact on our financial position or results of operations.

     Effective January 1, 2002, we adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption. The only intangible asset of the company that did not meet the separate recognition criteria of SFAS 141 was our assembled workforce. We continue to amortize intangible assets that meet the new criteria over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, which did not result in an impairment of goodwill.

     A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as if we had adopted FAS 142 on January 1, 2001, is as follows (in thousands):

	For the three months	For the nine months
	ended	ended
	September 30, 2001	September 30, 2001

Net loss applicable to common stockholders as reported	$(40,652)	$(115,667)
Add back: Amortized goodwill and assembled workforce	13,907	41,742

Net loss applicable to common stockholders as adjusted	$(26,745)	$(73,925)

Basic and diluted net loss per share as reported	$(0.99)	$(2.83)

Goodwill amortization	$0.34	$1.02

Basic and diluted net loss per share as adjusted	$(0.65)	$(1.81)

     On March 12, 2002, we received a second complete review letter from the U.S. Food and Drug Administration, or FDA, regarding our Biologics License Application, or BLA, for BEXXAR therapy. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy.

     Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two-step approach. Under step-one of the goodwill impairment test we compared our estimated fair value (the reporting unit) based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded the fair value we performed step-two of the goodwill impairment test required by FAS 142, which involved allocating our fair value to all of our assets and liabilities to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge in the first quarter of 2002.

     Other acquisition-related intangible assets at September 30, 2002, consist of adjuvant know-how and an assumed lease with balances of approximately $1.7 million and $12.7 million, respectively. Amortization expense of our other acquisition-related intangible assets for the nine months ended September 30, 2002 and September 30, 2001 was approximately $1.5 million. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

Remaining 2002	494
2003	1,980
2004	1,980
2005	1,980
2006	1,870
Thereafter	6,120

Total expected amortization	$14,424

2. Comprehensive Loss

     For the three months and nine months ended September 30, 2002 and September 30, 2001, our comprehensive loss was as follows (in thousands):

	For the three months ended		For the nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net loss	$(16,581)	$(40,027)	$(187,940)	$(113,792)
Other comprehensive income:
Unrealized holding gains (losses) during the period	208	1,057	(277)	1,632

Total comprehensive income (loss)	$(16,373)	$(38,970)	$(188,217)	$(112,160)

3. GSK BEXXAR Relationship

     We have a collaborative agreement with GlaxoSmithKline, or GSK, for the development and commercialization of BEXXAR therapy, which is in late-stage development for the treatment of non-Hodgkin’s lymphoma, or NHL. Under the terms of the agreement, we and GSK will jointly market and sell BEXXAR therapy in the United States following regulatory approval and the two companies will share profits and losses equally. Additionally, the agreement provides that we and GSK will share certain costs related to clinical and manufacturing development activities and that we will receive additional payments from the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement revenue is included in revenue from collaborative agreements.

     We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR therapy related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential launch of BEXXAR therapy. Our share of the operating results is included in sales, general and administrative expenses. GSK may have the right to terminate our agreement at any time because BEXXAR therapy was not approved by the FDA on or before June 30, 2002.

4. Equity

     On August 14, 2002, we completed the sale of 7,322,562 shares of newly issued common stock and issued five-year warrants to purchase 1,244,836 shares of our common stock at an exercise price of $6.13 per share, in a private placement to select institutional and other accredited investors. We sold the newly issued common stock for $6.13 per share and we issued the warrants at a purchase price of $.125 per share. We received net proceeds of approximately $42.8 million, after deducting underwriting discounts and commissions and before deducting expenses payable by us. We intend to use the net proceeds of the private placement for research and development, working capital and general corporate purposes.

5. Commitments and Contingencies

     We are currently involved in litigation with IDEC Pharmaceuticals, Inc., or IDEC. IDEC filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain of our patents related to IDEC’s ZEVALIN™ product for the treatment of NHL. We, GSK and the Regents of the University of Michigan filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of ZEVALIN infringes our U.S. Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we, GSK and the Regents of the University of Michigan are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. The U.S. District Court, Southern District of California has consolidated the Delaware and Southern District of California cases and the cases are proceeding before that court. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

6. Subsequent Events

     On October 15, 2002, we entered into a lease agreement with Life Sciences Building, LLC to house our headquarters at the Ninth & Stewart Lifesciences Building in Seattle, Washington. The lease provides us with approximately 138,000 square feet of office and laboratory space. The lease will commence on November 1, 2004 if certain improvements to the building are substantially completed. The term of the lease is fifteen years. We will guarantee a portion of the rent in the form of a letter of credit.

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

Asset Impairment

     On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we performed a transitional impairment test and a subsequent interim impairment test on March 13, 2002, due to the presence of impairment indicators as described in Note 1 to the Unaudited Consolidated Financial Statements. The impairment test involves a two-step approach. Step-one requires estimating our fair value and comparing it to the carrying value. If the carrying value of the company exceeds the estimated fair value, the second step is performed which requires allocating our fair value to all of our assets and liabilities, including unrecorded intangibles, to determine the deemed fair value of goodwill, if any. Both steps require us to make significant assumptions and estimates, including determining our fair value and the fair value of our assets and liabilities. In addition, this process requires us to estimate future cash flows from our research and development projects in process and the applicable discount rates. We engaged an independent third-party valuation specialist to assist us in our impairment analysis. The analysis resulted in a $161.1 million goodwill impairment charge in the first quarter of 2002, which represented the write-off of all goodwill existing as of the date of the test. In the event of future acquisitions that result in goodwill being recorded, we will be required to perform this test on at least an annual basis.

Commitments and Contingencies

     We are currently involved in certain legal proceedings as discussed in Note 5 to the Unaudited Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcomes of the cases are not known. However, an unfavorable outcome of the litigation with IDEC could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

Overview

     Our goal is to be a leader in the development and commercialization of products to prevent and treat autoimmune diseases, cancer and infectious diseases. Our strategy consists of developing our antigen, monoclonal antibody, adjuvant and targeted oncologic technologies into a strong product pipeline. To implement this strategy, we develop select technologies and potential products and establish corporate collaborations for other select technologies at various stages in the research and development process, including partnerships for discovery, clinical development, manufacturing and marketing. We believe that this development and partner-driven approach will create significant scientific, operational and financial advantages and accelerate the commercial development of new therapeutic and prophylactic immunotherapeutic products. For the nine months ended September 30, 2002, approximately 95% of our revenue resulted from collaborative agreements, and approximately 5% of our revenue resulted from funds awarded through government grants. As of September 30, 2002, we had total stockholders’ equity of $138 million.

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

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts and sales of adjuvant products. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, technology access fees and various milestone and future product royalty or profit-sharing payments.

     We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the respective agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. Revenue from product sales is recognized upon customer acceptance of the product.

     We remain focused on the development of proprietary vaccine products that induce specific and potent pathogen or tumor-reactive T cell responses and auto-antigen responses for the treatment and prevention of autoimmune diseases, cancer and infectious diseases. We also intend to broaden the scope of our partnership strategy to include other strategic relationships that complement our approach to immune system-based therapies for autoimmune diseases, cancer and infectious diseases.

     Our material collaborative agreements that continue to provide us with funding include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapy in the United States;

•	an agreement with Amersham Health, or Amersham, to develop and commercialize BEXXAR therapy in Europe;

•	a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis, related to our candidate psoriasis immunotherapeutic product, PVAC™ treatment;

•	a development and license agreement with Zenyaku Kogyo Co. Ltd., or Zenyaku, related to PVAC treatment;

•	a corporate partnership with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK, that provides for tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia.

     Also, through our acquisition of RibiImmunochem Research, Inc., or Ribi, we acquired a license agreement, which we amended and restated in 2001 to grant Wyeth the right to use the MPL™ adjuvant and the RC-529™ adjuvant in several disease targets.

     In addition, through our acquisition of Ribi we acquired several license and supply agreements with GSK, under which we grant GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancer and allergy. Under these agreements we grant GSK exclusive, co-exclusive and non-exclusive license rights depending on the disease field and territory.

     Effective July 31, 2002, we reacquired worldwide rights to MELACINE™ vaccine from Schering-Plough Corporation. Schering-Plough exercised its right to discontinue its commitment to sales and marketing of MELACINE vaccine if the product was not approved in the United States by June 30, 2002. Schering-Plough’s subsidiary, Schering Canada Inc., has indicated its willingness to continue to distribute MELACINE vaccine in Canada on our behalf under the terms of the prior agreement until we enter into a new agreement with Schering Canada or another distributor. We have begun to discuss potential commercialization of MELACINE vaccine with other parties that have expressed interest.

     The FDA is currently reviewing our BLA for BEXXAR therapy, our most advanced product candidate. On June 27, 2002, we announced that the FDA granted our appeal regarding the regulatory review status of BEXXAR therapy. As a result, we have been granted an opportunity to present data on BEXXAR therapy at an Oncologics Drug Advisory Committee, or ODAC, meeting, which has been scheduled for December 17, 2002. Following the grant of our appeal, we provided the FDA with the additional data that the FDA has requested in support of our position. GSK may have the right to terminate our agreement regarding BEXXAR therapy because BEXXAR therapy was not approved by the FDA on or before June 30, 2002.

     As of September 30, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with the acquisitions of Coulter, Ribi, Anergen, Inc. and GenQuest, Inc. and $161.1 million is attributable to a goodwill impairment charge. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into agreements with corporate partners for product discovery, research, development and commercialization, obtaining regulatory approvals for our product candidates and successfully manufacturing and marketing our products once they are approved for sale. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Nine Months Ended September 30, 2002 and September 30, 2001

Total Revenue

     Our revenue decreased to $9.9 million for the three months ended September 30, 2002 from $14 million for the same period in 2001. The decrease of approximately $4.1 million included a decrease of $2.4 million primarily due to a decline in reimbursement revenue from our collaborative agreement for BEXXAR therapy with GSK. In addition, the revenue decrease resulted from the expiration of the research terms of certain of our collaboration agreements, including $1 million related to our vaccine discovery partnership with GSK, $1 million related to our lung cancer vaccine partnership with Zambon and $750,000 related to our ex-vivo agreement with The Infectious Disease Research Institute, or IDRI. We are currently negotiating the potential extension of portions of the research funding of our agreements with GSK and Zambon. The decrease was partially offset by increased revenue of approximately $1.8 million from collaborative agreements with Beaufour Ipsen and Wyeth, as well as an increase in product sales.

     Our revenue decreased to $39.3 million for the nine months ended September 30, 2002, from $43.2 million for the same period in 2001. The decrease of approximately $3.9 million included a decrease of $6 million in milestone revenue from our collaborative agreement for BEXXAR therapy with GSK, $2.3 million from the expiration of the funding under our ex-vivo agreement with IDRI as well as a decrease in revenue under our Leishmaniasis agreement with IDRI, $1.5 million under our collaborative agreement with Medicis and $900,000 under our collaborative agreement with Zambon. These decreases were partially offset by increased revenue of approximately $4.1 million from our collaborative agreements with Beaufour Ipsen, Wyeth, and Organon and $2.7 million from reimbursement revenue and product sales.

Research and Development

     Our research and development expenses decreased to $22.7 million for the three months ended September 30, 2002, from $37.2 million for the same period in 2001. The decrease of approximately $14.5 million was due primarily to a decrease in the purchase of third-party manufactured materials of $8.2 million, reduced acquisition cost of preclinical research materials of $3.1 million, a reduction in deferred compensation expense of $2.2 million related to options assumed in the Coulter merger and a reduction in clinical development activity of $1 million.

     Our research and development expenses decreased to $73.8 million for the nine months ended September 30, 2002 from $108.5 million for the same period in 2001. The decrease of approximately $34.7 million included a decrease of $37.7 million due to reduced acquisition cost of preclinical research materials of $15.1 million, a reduction in deferred compensation expense of $10.5 million related to options assumed in the Coulter merger, a reduction in the purchase of third-party manufactured materials of $6.7 million and a reduction in clinical development activity of $5.4 million, partially offset by an increase of $3 million in facility expenses due to our assumption of additional lease space in South San Francisco. We intend to offset South San Francisco facilities cost through subleases in the future.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the costs associated with research and preclinical programs and clinical development programs approximate the following (in millions):

	Nine months ended
	September 30,

	2002	2001

Research and preclinical programs	$37.6	$52.5
Clinical development programs	36.2	56.0

Total research and development	$73.8	$108.5

     Because of the large number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, the majority of our research and development costs are not directly tied to any individual project and are allocated among multiple projects. We manage our projects by reviewing scientific data and by supplementing this data with our cost allocations. Our cost allocations are based primarily on human resource time incurred on each project. The costs allocated to a project as a result do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis. Costs attributed to research and preclinical projects largely represent our pipeline generating activities. Costs associated with clinical development programs represent the advancement of these activities into product candidates.

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $4.7 million and $16.3 million for the three months and nine months ended September 30, 2002 compared to $4.4 million and $16.3 million for the same periods in 2001. We do not expect SG&A expense to increase significantly in the near term unless we receive approval to market BEXXAR therapy, which would result in an increase in marketing and sales expenses.

Amortization and Goodwill Impairment

     Our intangible amortization expense decreased to $495,000 for the three months ended September 30, 2002 compared to $14.4 million for the prior year period. Our intangible amortization expense decreased to $1.5 million for the nine months ended September 30, 2002 compared to $43.2 million for the prior year period. Effective January 1, 2002, we adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test, or more frequently if impairment indicators arise. We will continue to amortize separable intangible assets that are not deemed to have indefinite useful lives. As such, we will continue to amortize the acquired lease and adjuvant know-how over their useful lives. In accordance with the transition provision of SFAS 142 an evaluation of goodwill and other intangibles was done on January 1, 2002 and no indication of impairment existed at that time.

     On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapy. In the complete review letter the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy.

     On May 15, 2002, we announced the results of a meeting with the FDA regarding the potential commercialization of BEXXAR therapy. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR therapy and suggested that such benefit should be assessed in additional, prospective studies. On May 31, 2002, we announced that we had submitted a written request for a formal dispute resolution, appealing the FDA’s position as articulated in the complete review letter dated March 12, 2002, and further requested a presentation of BEXXAR data to ODAC.

     Following the meeting, the FDA continued to question the clinical benefit of BEXXAR therapy and suggested the benefit should be assessed in additional prospective studies. However, the FDA also confirmed that based on data submitted to the FDA prior to receipt of the March 12, 2002 complete review letter, the FDA was now able to sufficiently characterize the safety of BEXXAR therapy in order to permit an assessment of net clinical benefit.

     On June 27, 2002, we announced the FDA granted our appeal regarding the regulatory review status of BEXXAR therapy. As a result, we have been granted an opportunity to present data on BEXXAR therapy at an ODAC meeting, which has been scheduled for December 17, 2002. Following the grant of our appeal, we provided the FDA with additional data that the FDA has requested in support of our position.

     Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two-step approach. Under step-one of the goodwill impairment test we compared our estimated fair value based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded our fair value we performed step-two of the goodwill impairment test required by FAS 142, which involved allocating our fair value (the reporting unit) to all of our assets and liabilities to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge in the first quarter of 2002.

Interest Income

     Our interest income decreased to $1.1 million for the three months ended September 30, 2002 from $2.3 million for the same period in 2001. For the nine months ended September 30, 2002 our interest income decreased to $3.4 from $7.9 million for the same period in 2001. The decreases in interest income are based on lower average investment balances and lower yields compared with prior periods.

Interest Expense

     Our interest expense decreased to $578,000 for the three months ended September 30, 2002 from $593,000 for the same period in 2001. For the nine months ended September 30, 2002 our interest expense decreased to $1.7 million from $1.8 million for the same period in 2001. This decrease for the three and nine months ended September 30, 2002 was primarily attributable to a decreased interest rates on outstanding debt balances.

Other Income

     Other income increased to $907,000 for the three months ended September 30, 2002 from $228,000 for the same period in 2001. The increase in other income was primarily due to rental receipts related to a short-term sublease of a portion of our South San Francisco facilities. For the nine months ended September 30, 2002 other income increased to $23.8 million from $5.0 million for the same period in 2001. The increase in other income was primarily attributable to the sale of specific preclinical assets to Medarex, Inc. in the second quarter of 2002 resulting in other income of $21.0 million. Under the terms of the sale, we received $3.5 million in the form of 356,706 shares of Medarex common stock at the closing of the transaction and we were to receive the remaining $17.5 million in monthly payments, payable at Medarex’s option in cash or shares of Medarex stock. To date we have received $11.4 million of the remaining $17.5 million. In the event that, during any month during the six-month period following the closing of the transaction, we sell all of the shares of Medarex stock delivered as payment for the preceding monthly installment and the proceeds of such sales are less than $3.5 million, Medarex must pay the difference to us in cash. If the proceeds from sale of the Medarex stock from the preceding monthly installment are greater than $3.5 million, we must pay Medarex an amount equal to 50% of any such excess in cash. In the event that, during any month during the six-month period, we do not sell all of the shares of Medarex stock delivered as payment for the preceding monthly installment, then there will be no such adjustments. To date, when Medarex has elected to make the required monthly payments in shares of Medarex stock, we have sold all the Medarex shares during the respective monthly installment period. In addition, we recorded a gain on the sale of fixed assets to Medarex of approximately $1 million in the second quarter of 2002.

Liquidity and Capital Resources

     As of September 30, 2002, we had approximately $116.6 million in cash, cash equivalents and marketable securities. The increase in cash, cash equivalents and marketable securities since December 31, 2002, was primarily due to the sale on August 12, 2002 of approximately 7.3 million newly issued shares of our common stock and 1.2 million five-year warrants to purchase our common stock in a private placement to select institutional and other accredited investors. Proceeds from the sale were approximately $42.8 million, after deducting underwriting discounts and commissions but before deducting expenses payable by us. During the first nine months of 2002 we received $14.9 million for the sale of technology, $4.8 million under an equipment financing agreement and $2.5 million for the sale of equipment. We paid approximately $6 million for capital equipment for use in our operations during the first nine months of 2002. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, with terms not exceeding four years.

     We believe that our existing capital resources; committed payments under existing corporate partnerships; bank credit arrangements; the BNY Capital Markets, Inc., or CMI, equity line facility for up to $75 million; proceeds of our recent private placement of equity securities with certain institutional and other accredited investors; equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. In addition, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through the following:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

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

     We have not commercialized any products, other than MELACINE vaccine, which is approved for sale in Canada, and an immunotherapeutic product that has been approved on a named-patient basis in Germany, which product incorporates our MPL adjuvant, our proprietary adjuvant, added to the product to heighten the immune response to the antigens in the product.

     The FDA is currently reviewing our BLA for BEXXAR therapy, our most advanced product candidate.

     On June 27, 2002, we announced that the FDA granted our appeal regarding the regulatory review status of BEXXAR therapy. As a result, we have been granted an opportunity to present data on BEXXAR therapy at an ODAC meeting, which has been scheduled for December 17, 2002. Following the grant of our appeal, we provided the FDA with the additional data that the FDA requested in support of our position. We cannot predict the outcome of the presentation to ODAC.

     We may not be successful in obtaining regulatory approval for BEXXAR therapy or any of our other product candidates, or in commercializing these product candidates if approval is obtained.

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

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Data from a Phase III clinical trial of MELACINE vaccine, our melanoma vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received MELACINE vaccine versus observation only, showed no statistically significant difference in disease-free survival of the eligible patient population. Recent discussions with the FDA regarding the outcome of this trial have determined that approval of MELACINE vaccine in the United States will require an additional clinical trial. We may not perform an additional trial and, even if we do, MELACINE vaccine may not be approved by the FDA.

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

     For example, we filed a BLA for BEXXAR therapy in June 1999. In August 1999, the FDA sent us a refusal to file letter. We resubmitted the BEXXAR BLA in September 2000 and in March 2001 we received a complete review letter from the FDA following the agency’s six-month review of the BEXXAR BLA. In response to the complete review letter, on September 10, 2001, we submitted additional clinical and manufacturing information. On March 12, 2002, we received a second complete review letter from the FDA regarding the FDA’s review of the BEXXAR BLA. In the complete review letter, the FDA stated that in its opinion, our September 10, 2001 response to the FDA’s March 16, 2001 complete review letter did not provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy and further stated that additional clinical studies will be required to provide such evidence. Regarding our prior request for accelerated approval, the complete review letter stated that the data reviewed by the FDA did not provide sufficient evidence that BEXXAR therapy addresses an unmet medical need.

     On May 15, 2002, we announced the results of a meeting with the FDA regarding the potential commercialization of BEXXAR therapy. Following these discussions, the FDA continued to question the clinical benefit of BEXXAR therapy and suggested that such benefit should be assessed in additional, prospective studies. On May 31, 2002, we announced that we had submitted a written request for a formal dispute resolution, appealing the FDA’s position as articulated in the complete review letter dated March 12, 2002. We also requested the opportunity to present data on the safety and efficacy of BEXXAR therapy in the treatment of NHL at a meeting of ODAC.

     On June 27, 2002, we announced that the FDA granted our appeal regarding the regulatory review status of BEXXAR therapy. As a result, we have been granted an opportunity to present data on BEXXAR therapy at an ODAC meeting, which has been scheduled for December 17, 2002. Following the grant of our appeal, we provided the FDA with the additional data that the FDA requested in support of our position. We cannot predict the outcome of the presentation to ODAC.

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

Acceptance of BEXXAR therapy in the marketplace is uncertain and failure to achieve market acceptance will limit our potential revenue from sales of BEXXAR therapy.

     If BEXXAR therapy is approved, it would require medical personnel to handle radioactive materials. Doctors may prefer to continue to treat NHL patients with conventional therapies, in this case chemotherapy and biologics. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR therapy and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR therapy. Nuclear Regulatory Commission regulations permit BEXXAR therapy to be administered on an outpatient basis in most cases that we currently contemplate. However, market acceptance could be adversely affected to the extent hospitals are required under applicable state, local or individual hospital regulations to administer BEXXAR therapy on an in-patient basis.

Because we have limited sources of revenue, our results of operations are uncertain and may fluctuate significantly, which could cause the market price of our common stock to decrease.

     To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will continue to result from corporate partnerships until approval and commercialization of products. Payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.

     Since our inception, we have generated only minimal revenue from diagnostic product sales and no significant revenue from therapeutic or prophylactic product sales. With the exception of MPL adjuvant, which has been approved for sale as part of an immuntherapeutic product on a named-patient basis in Germany, and MELACINE vaccine, which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of September 30, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of four companies and $161.1 million is attributable to a goodwill impairment charge. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

•	enter into agreements with corporate partners for product discovery, research, development and commercialization;

•	obtain regulatory approvals for our product candidates; and

•	manufacture and market our products once they are approved for sale.

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

     We have in place a $75 million equity line facility with CMI. However, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, CMI generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. There can be no assurance that the price of our common stock will meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

     In addition to any funds available under the CMI equity line facility, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

     We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, the CMI equity line facility, proceeds of our recent private placement of equity securities with certain institutional and other accredited investors, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, a substantial number of the payments to be made by our corporate partners and other licensors depend on us achieving development and regulatory milestones. Failure to achieve these milestones may reduce the period during which we will be able to fund operations without additional capital resources.

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

     In the event that we draw down the maximum amount of approximately 8,100,000 shares under the facility, and issue the additional 100,000 shares subject to warrants issued to the placement agent in connection with the facility, these shares would represent approximately 16.5% of our currently outstanding shares. The perceived risk associated with the possible sale of a large number of shares issued under the equity line facility at prices as low as $4.90 per share, which is 98% of the $5.00 floor share price at which CMI has agreed to purchase our shares, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

     In August 2002, as part of a private placement of approximately 7.3 million shares of our common stock, we also issued warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $6.13 per share to selected institutional and other accredited investors. If these warrants are exercised, the issuance of shares of common stock will have a dilutive effect on the ownership percentage of our existing stockholders.

     In addition to any dilution resulting from issuances under the equity line facility or upon exercise of warrants, we are also obligated, or in some cases have the option, to issue additional shares of our common stock under collaboration and other strategic agreements.

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

     The success of our business strategy largely depends on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 95% of our revenue from research and development and other funding under our existing corporate partnerships for the nine months ended September 30, 2002, and September 30, 2001. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our product candidates or effectively partnering our product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress our product candidates. Our corporate partnerships provide third parties with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapy;

•	a corporate partnership with Amersham to develop and commercialize BEXXAR therapy in Europe;

•	a development, commercialization and license agreement with Medicis related to PVAC treatment;

•	a development and license agreement with Zenyaku related to PVAC treatment;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with the pharmaceutical division of Japan Tobacco for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer; and

•	a corporate partnership with GSK that provides for vaccine discovery for breast, prostate, ovarian and colon cancer, tuberculosis vaccine discovery and development programs, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumoniae.

     Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

     Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR therapy, Amersham for marketing BEXXAR therapy in Europe and Medicis for commercialization of PVAC treatment contain milestone-based termination provisions, which provide that if we fail to meet any development or regulatory milestone, the licensor may terminate the agreement. For example, GSK may terminate the agreement for commercialization of BEXXAR therapy at any time because BEXXAR therapy did not receive FDA approval before June 30, 2002. In addition, all of these license agreements may be terminated by the licensor for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

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

     Our success also depends on our ability to enter into and maintain licensing arrangements with commercial or academic entities to obtain technology that is advantageous or necessary to developing and commercializing our product candidates. If we cannot obtain or maintain these licenses on acceptable terms, we may be required to expend significant time and resources to develop or in-license similar technology. If we are unable to do so, we may be prevented from developing and commercializing our product candidates.

     We currently have various license agreements that provide us rights to use technologies owned or licensed by third parties in research, development and commercialization activities. Our material third-party licensing arrangements include the following:

•	a license with the Dana-Farber Cancer Institute for the use of the Anti-B1 antibody used in BEXXAR therapy; and

•	a license with the University of Michigan for the use of BEXXAR therapy.

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

     Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. If we fail to obtain and maintain patent protection for our proprietary technology, inventions and improvements, our competitors could develop and commercialize products that would otherwise infringe our patents. We try to protect our proprietary positions by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business.

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

     We have licensed several patent applications from Southern Research Institute, or SRI, related to our microsphere encapsulation technology. One of these patent applications is currently the subject of opposition proceedings before the European Patent Office. The European Patent Office has revoked the previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will prevail in this or any other opposition proceeding. As a result, these patents may not issue in Europe.

     IDEC has challenged the validity of several of our patents related to BEXXAR therapy by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its ZEVALIN product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR therapy, and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of certain of our patents by ZEVALIN and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover imaging, composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its ZEVALIN product without the need to license from us any of our patents. An unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapy, if it is approved.

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

     We try to protect our trademarks by applying for U.S. and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Of our trademarks, MPL™ is currently the subject of an opposition proceeding before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for MPL adjuvant in Europe.

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

     Our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current products. We have no experience producing commercial quantities of any product, with the exception of limited experience producing MELACINE vaccine for sale in Canada, and we have limited experience in producing clinical-grade amounts of our proprietary immunotherapeutic products, including recombinant proteins or antibodies. We currently manufacture only limited quantities of some antigens and several adjuvants.

     If we are unable to manufacture our product candidates in accordance with clinical GMP regulations, the consequent lack of supply of the product candidates could delay our clinical programs or limit our sales of commercial products. We intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. Either we or our contract manufacturers may be unable to manufacture our proprietary antigen vaccines or other immunotherapeutic products at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates may be delayed or denied.

Even if BEXXAR therapy receives FDA approval, we may be unable to manufacture commercial quantities for sale.

     BEXXAR therapy contains a radiolabeled antibody, an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into an agreement with BI Pharma KG to produce bulk Anti-B1 Antibody and fill the individual product vials with Anti-B1 Antibody. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging the Anti-B1 Antibody, and they may be unable to produce our requirements in commercial quantities or with acceptable quality.

     We have entered into an agreement with Nordion, for radiolabeling the Anti-B1 Antibody component of BEXXAR therapy at Nordion’s centralized radiolabeling facility. This agreement expires on May 31, 2004. We are currently actively negotiating with Nordion to enter into a new agreement to radiolabel the Anti-B1 Antibody. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

     We are aware of only a limited number of manufacturers capable of producing the Anti-B1 Antibody in commercial quantities or radiolabeling the antibody with the (131) I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Accordingly, if we are unable to reach a satisfactory agreement with Nordion or to establish a new source of radiolabeling before the expiration of our existing agreement with Nordion, it could harm our ability to market BEXXAR therapy, if it is approved for sale at that time.

     Even if we reach a satisfactory agreement with Nordion or another partner, Nordion or that partner may be unable to produce our requirements in commercial quantities or with acceptable quality. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion or another supplier could harm our sales of BEXXAR therapy if and when it is approved for sale.

Because we have limited sales, marketing and distribution capabilities, we may be unable to successfully commercialize BEXXAR therapy or our other product candidates.

     As a result of our reduction in headcount in May 2002, we no longer have a sales and marketing force. Our ability to market and sell BEXXAR therapy in the United States, if approved, will be contingent upon recruiting, training and deploying the necessary sales and marketing force, as well as GSK’s performance under our collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sales of BEXXAR therapy or other product candidates.

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

     We have completed several acquisitions of complementary technologies, product candidates and businesses. In the future, we may acquire additional complementary companies, products and product candidates or technologies. Managing these acquisitions has entailed and may in the future entail numerous operational and financial risks and strains, including:

•	exposure to unknown liabilities;

•	higher than expected acquisition and integration costs;

•	difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

•	disruption of our business and diversion of our management’s time and attention to integrating or completing the development or commercialization of any acquired technologies;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership;

•	inability to retain key employees of acquired businesses; and

•	increased amortization expenses if an acquisition results in significant intangible assets or potential write-downs of goodwill and other intangible assets due to impairment of the assets.

     For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR therapy. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR therapy. In an effort to minimize expenses during the delay in the FDA review of BEXXAR therapy, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002 we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BEXXAR BLA. As a result, goodwill and other intangibles were re-evaluated and we recognized a $161.1 million goodwill impairment charge. Regulatory approval by the FDA for BEXXAR therapy may be further delayed or rejected, in which case we may not gain substantial benefit from the Coulter acquisition. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex and, in connection with the asset sale, initiated a further headcount reduction. In light of these events, we may significantly reduce or discontinue the integration process of Coulter, notwithstanding the expenditure of a significant amount of time and financial, personnel and other resources.

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

     IDEC’s product, ZEVALIN, received FDA approval for commercial sale in the United States in February 2002. ZEVALIN has been approved and is being marketed for the treatment of NHL in the United States, the indication for which we are seeking approval to sell BEXXAR therapy in the United States. Consequently, IDEC could have a significant advantage over us in sales and marketing of products for the treatment of NHL in the United States.

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

     Our common stock has traded as high as $69.44 and as low as $4.48 since the beginning of 2000. The last reported sales price of our common stock on September 30, 2002 was $6.33. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

     The manufacture and administration of BEXXAR therapy requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR therapy. For our ongoing clinical trials and for commercial-scale production, we currently rely on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with Nordion, and there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercial sales could be interrupted.

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

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR therapy faces particular uncertainties because third-party payors have very little experience upon which to model pricing and reimbursement decisions. Further, if BEXXAR therapy is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize a return on our investment.

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

Item 4. Controls and Procedures.

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date within 90 days before the filing date of this quarterly report, have concluded that as of the time of such evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently involved in litigation with IDEC. IDEC filed a complaint in the U.S. District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s ZEVALIN product for the treatment of NHL. We, GSK and Regents of the University of Michigan filed a lawsuit in the U.S. District Court, District of Delaware, alleging that IDEC’s activities since the Oncologic Drugs Advisory Committee’s recommendation for approval of ZEVALIN infringes our U.S. Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we, GSK and Regents of the University of Michigan are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. The U.S. District Court, Southern District of California has consolidated the Delaware and Southern District of California cases and the cases are proceeding before that Court. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if it is approved.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will no have a material adverse effect on our financial position and results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     On August 1, 2002, we sold 5,000 unregistered shares of our common stock to the University of Washington in consideration for a license to a patent and certain other proprietary technology owned by the University of Washington. The shares that we sold to the University of Washington were exempt from registration under Rule 506 of the Securities Act of 1933, as amended, because the University of Washington is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 5. Other Information

     On November 5, 2002, we announced that our BEXXAR therapy has been scheduled for review by ODAC on December 17, 2002.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  See Index to Exhibits.

     (b)  Reports on Form 8-K.

(1)	On August 13, 2002, we filed a Current Report on Form 8-K announcing a definitive purchase agreement to issue and sell Corixa common stock and warrants in a private placement to certain institutional and other accredited investors.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE November 7, 2002	By:	/s/ MICHELLE BURRIS

Michelle Burris Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Steven Gillis, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corixa Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002

/s/ STEVEN GILLIS

STEVEN GILLIS, PH.D. Chairman and Chief Executive Officer (Principal Executive Officer)

I, Michelle Burris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corixa Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002

/s/ MICHELLE BURRIS

MICHELLE BURRIS Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Description	Page

3.1	Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)
3.2	Certificate of Designation of Series A Preferred Stock	(B)
3.3	Certificate of Designation of Series B Preferred Stock	(C)
3.4	Bylaws of Corixa Corporation	(D)
4.1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)
99.1	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Corixa Corporation pursuant to 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the SEC on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on April 23, 1999.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the SEC on January 4, 2001.

(D)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the SEC on March 30, 2001.

†	Filed herewith.