Form 10-K
period 2002-12-31
CORIXA CORP
filed 2003-02-25
CIK 1042561

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number: 000-22891

Corixa Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1654387 (I.R.S. Employer Identification No.)

1124 Columbia St., Suite 200

Seattle, WA 98104
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (206) 754-5711

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☑          NO ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $263,261,858 million as of February 18, 2003, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 50,229,992 shares of the registrant’s Common Stock outstanding as of February 18, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information by reference to the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
EXHIBIT INDEX
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.51
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.76
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 10.86
EXHIBIT 10.87
EXHIBIT 10.88
EXHIBIT 10.89
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1

CORIXA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

      In this Annual Report “Corixa” or the “company,” “we,” “us” and “our” refer to Corixa Corporation and our wholly owned subsidiaries.

      CORIXA®, BEXXAR®, ANERGIX®, ANERGEN® and the Corixa logo are registered trademarks and MELACINETM, MPLTM, ANERGIX.MGTM, ANERGIX.MSTM, ANERGIX.RATM, ENHANZYNTM, POWERED BY CORIXATM and the BEXXAR logo are trademarks of Corixa Corporation. All other brand names, trademarks or service marks referred to in this Annual Report are the property of their respective owners.

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

      Words such as “believes,” “anticipates,” “expects” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this Annual Report. Other factors besides those described in this Annual Report could also affect actual results. You should carefully consider the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

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

Item 1.     Business

Overview

      For over eight years, we have been engaged in discovery and development of innovative immunotherapeutic products, products that work by affecting the immune system, to address debilitating and life-threatening conditions caused by cancer, infectious disease and autoimmune disease. Creating successful immunotherapeutic products requires understanding and directing the body’s immune system to prevent and fight disease. Variations in disease-causing organisms and human genetics make immunotherapeutic product development a challenging and complex undertaking, but one that we believe will have a significant impact on human health in the coming years.

      We were originally incorporated in Delaware as WWE Corp. on Sept. 8, 1994. Our headquarters and our primary research and process development as well as clinical and regulatory operations are in Seattle,

Washington, our adjuvant manufacturing operations are in Hamilton, Montana and our BEXXAR therapy (tositumomab and iodine I 131 tositumomab), or BEXXAR therapy, operations are in South San Francisco, California. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing the information to the SEC. The Internet address for the information is http://www.shareholder.com/corixa/edgar.cfm.

      Originally founded to pursue development of leading, proprietary antigen discovery technology, we are emerging as a product development company with multiple product candidates in human clinical trials. We are driven by a commercialization strategy that we believe will give us the opportunity for sustained and consistent product commercialization in the long term.

      Key factors in the implementation of our strategy include prioritization and development of product candidates that we believe have the potential for commercialization and execution of focused preclinical programs that we intend to move into the clinic on a consistent basis.

Key Developments

      On December 17, 2002 we presented data on BEXXAR therapy, our most advanced product candidate, at an Oncologics Drug Advisory Committee, or ODAC, meeting. ODAC agreed that the data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in rituximab-refractory patients and clinical utility in chemotherapy-refractory, low-grade and follicular non-Hodgkin’s lymphoma, or NHL, with or without transformation. The United States Food and Drug Administration, or FDA, is not bound by ODAC’s action, but often takes ODAC’s recommendations into consideration when determining marketing approval of a new product. The new Prescription Drug User Fee Act goal date for the FDA to complete its review of all materials regarding BEXXAR therapy is May 2, 2003. The FDA’s action by that date could include approval to market BEXXAR therapy, non-approval to market BEXXAR therapy or a request for more information.

Product Development

      Using four primary therapeutic approaches, we are developing innovative immunotherapeutic products that address a range of cancers, infectious diseases and autoimmune diseases. Our primary therapeutic approaches include:

•	antibody-based therapeutics;

•	therapeutic vaccines for cancer and infectious disease;

•	agonists and antagonists of innate immune responses; and

•	adjuvants designed to increase the effectiveness of our and our partner’s vaccines.

      In addition, we are developing a select group of other immunotherapeutics to address certain autoimmune diseases and other indications.

      We have one product on the market in Canada and together with our partners, we are conducting late-stage clinical trials for several product candidates targeting a range of cancers, infectious diseases and autoimmune diseases.

      The following table outlines our significant product candidates that are at the clinical stage. These programs, as well as our programs in earlier stages of development are described more fully in the sections following the table below.

Product in Clinical Trials	Disease/Indication	Development Phase	Partner(s)

Antibody-based Therapeutics
BEXXAR therapy	Low-grade and transformed NHL	Corixa U.S. Phase III BLA under review in U.S.; other Phase III trials ongoing	GSK in the United States; Amersham Health in Europe
Therapeutic Vaccines for Cancer and Infectious Disease
HER-2/neu vaccine	Breast cancer	Corixa U.S. Phase I, GSK U.S. Phase I expected in 2003	GSK
MELACINE vaccine	Melanoma — Stage IV	For sale in Canada	Distributed by Schering Canada
MELACINE vaccine	Melanoma — Stage II	Corixa U.S. Phase III	Unpartnered
Tuberculosis vaccine	Tuberculosis	Corixa U.S. Phase I initiation expected in 2003	GSK
Leishmaniasis vaccine	Leishmaniasis	Corixa U.S. Phase I initiated in 2003	IDRI, Gates Foundation
Adjuvants
MPL adjuvant	Hepatitis B adjuvant component in Engerix B	GSK E.U. Phase III	GSK
MPL adjuvant	Certain allergies — adjuvant component in ATL’s Pollinex Quattro for allergies caused by grasses, trees, weeds and pollens	ATL E.U. Phase III — approved on named patient basis in Germany, Spain, Italy and the U.K.	Allergy Therapeutics
RC-529 adjuvant	Hepatitis B adjuvant component in Berna Biotech’s Hepatitis B vaccine	Berna Biotech Argentinean Phase III	Berna Biotech
ENHANZYN adjuvant	Breast cancer adjuvant component in Biomira’s THERATOPE	Biomira U.S. Phase III	Biomira
ENHANZYN adjuvant	Colorectal cancer adjuvant component in Biomira’s THERATOPE	Biomira U.S. Phase II	Biomira
ENHANZYN adjuvant	Melanoma adjuvant component in our MELACINE vaccine	MELACINE for sale in Canada;	Distributed by Schering Canada
ENHANZYN adjuvant	Melanoma adjuvant component in our MELACINE vaccine	Corixa U.S. Phase III	Unpartnered

Product in Clinical Trials	Disease/Indication	Development Phase	Partner(s)

Other Disease Therapeutics
PVAC treatment	Mild to moderate Psoriasis	Corixa U.S. Phase II	Medicis Pharmaceutical Corporation and Zenyaku Kogyo
PVAC treatment	Scleroderma	Corixa U.S. Phase I	Unpartnered

      In the column entitled “Development Phase”:

•	“Phase I” means products that are in, or have completed, Phase I clinical trials, performed to evaluate safety;

•	“Phase II” means products that are in, or have completed, Phase II dose-ranging clinical testing, being tested to further determine safety and efficacy;

•	“Phase III” means products that are in, or have completed, Phase III clinical testing, being tested to determine efficacy; and

•	“BLA” means the product is the subject of a biologics license application under review by the FDA.

Antibody-Based Therapeutics

      We maintain a highly focused discovery, development and commercialization program to provide viable monoclonal antibody candidates for the treatment of certain types of cancer. BEXXAR therapy continues to be a focal point for us and our co-developers GlaxoSmithKline, or GSK, and Amersham Health, a subsidiary of Amersham plc. Through a combination of internal discovery efforts and external collaborations, we, with our partners, intend to take a number of early-stage monoclonal antibody candidates into clinical testing over the next several years.

      BEXXAR Therapy. BEXXAR therapy is our investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL. We are co-developing BEXXAR therapy with GSK in the United States and with Amersham Health in Europe.

      NHL is a form of cancer that affects the blood, bone marrow and lymphatic tissues. NHL is the fifth leading cause of cancer death in the United States and has the second fastest growing mortality rate. According to statistics from the National Cancer Institute, approximately 300,000 people have been diagnosed with NHL in the United States alone. Of those diagnosed, there are an estimated 140,000 people with low-grade NHL or transformed low-grade NHL, a difficult to treat, and particularly deadly form of the disease. In 2000, there were approximately 55,000 new diagnoses of NHL and 25,000 deaths attributable to NHL in the United States. The incidence of NHL increases with age, and there has been an increase in age-adjusted incidence of approximately 1 to 2% annually for the last four decades. The incidence of NHL has increased by 50% over the last 15 years and is expected to increase further with increases in expected longevity of the population.

      BEXXAR therapy combines the targeting ability of a monoclonal antibody and the therapeutic potential of radiation, with patient-specific dosing. The radiolabeled monoclonal antibody attaches to the target molecule CD20 found on NHL cells, thereby delivering a dose of Iodine-131 radiation and mediating a therapeutic immune response to the tumor cells. BEXXAR therapy is the only investigational NHL therapy that is precisely dosed based on individual drug clearance rates that result from such factors as tumor size and metabolism. Patient-specific dosing allows for the delivery of a predictable amount of radiation to each patient.

      On December 17, 2002 we presented data on BEXXAR therapy at an ODAC meeting. ODAC agreed that the data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in rituximab-refractory patients and clinical utility in chemotherapy-refractory, low-grade and follicular NHL, with or without transformation. The FDA is not bound by ODAC’s action, but often takes ODAC’s recommendations into consideration when determining marketing approval of a new product. The new Prescription Drug User Fee Act goal date for the FDA to complete its review of all materials regarding BEXXAR therapy is May 2, 2003.

      GM-2. We are developing an antibody for cancer therapy that reacts to a molecule that is over-expressed on the cell surface of multiple tumor types, including small cell lung cancer, or SCLC, melanoma and multiple myeloma. Our antibody is a chimeric human monoclonal antibody that has demonstrated, in preclinical studies, the ability to induce apoptosis, or programmed cell death, in tumor cell lines and to suppress tumor formation in rodent models.

      The American Cancer Society, or the ACS, estimates that out of the 170,000 new cases of lung cancer each year, approximately 34,000 will be SCLC. Standard methods for treatment of SCLC are primarily chemotherapy and radiation. These standard treatments do not produce durable responses in most SCLC patients, which leads to a poor prognosis for survival. In addition, the ACS estimates that there are 47,700 new cases of melanoma each year in the United States. Surgery, chemotherapy, radiation and biotherapy are the standard methods for treating melanoma. For the majority of patients who are diagnosed in the later stages of melanoma, these standard treatments do not produce durable responses, which leads to a poor prognosis for survival. According to the World Health Organization, or the WHO, there are approximately 14,000 new cases of multiple myeloma each year in the United States. Standard methods of treatment of multiple myeloma are chemotherapy and bone marrow transplants. These standard treatments do not produce durable responses which also leads to a poor prognosis for survival.

      Other Antibody-based Therapeutics. We are developing a monoclonal antibody-based cancer therapeutic in a collaborative effort with Medarex, Inc., or Medarex. In 2000, we initiated a collaboration with Medarex to discover and develop fully human monoclonal antibodies against selected targets from our library of proprietary cancer, infectious disease and autoimmune disease antigens. Medarex contributed its HuMAb-Mouse® technology to the multiyear collaboration, targeted to generate, screen and characterize fully human monoclonal antibodies directed against our antigens. In May 2002, we amended and restated this collaboration to cover the development and potential commercialization of monoclonal antibody products directed against one of our cancer antigens.

      We are also developing a monoclonal antibody-based therapeutic in collaboration with Purdue Pharma L.P., or Purdue Pharma, for the potential treatment of female reproductive tract cancer.

Therapeutic Vaccines For Cancer And Infectious Disease

      An important focus of our research and development in cancer and infectious disease vaccines is to target a therapeutic cellular immune response, or more specifically the activation of specialized T cells that recognize and kill pathogen-infected tissue or tumor cells. Most marketed vaccines today stimulate a humoral, or antibody, response based on specialized immune system cells known as B cells. While vaccines that rely on humoral immunity have proven useful in the setting of prophylaxis of infection, these vaccines have typically failed to generate a sufficiently robust cellular immune response to eliminate tumors and ongoing infections. We believe that an effective therapeutic immune response to particular cancers, infectious diseases and autoimmune diseases is likely to require components of both a humoral and a cellular immune response.

Cancer Vaccines

      To induce cytotoxic T cells for therapy of cancer tumors, we focus our discovery efforts on three complementary technologies: proprietary tumor-specific antigens, vaccine adjuvants, and vaccine delivery systems. Since 1995, we have aggressively researched and discovered numerous tumor-specific antigens in the major solid and hematological tumors. Our ability to characterize the immunological properties of these antigens has allowed us to select the antigens that we believe will work most effectively in a vaccine. In the selection process, we focus on antigens that are recognized by the greatest percentage of individuals, that stimulate the most potent immune responses, and that are expressed by the greatest percentage of patients. We then screen the antigens as vaccine candidates with our proprietary adjuvants and vaccine delivery systems to identify the most promising vaccine formulations.

      HER-2/neu Breast Cancer Vaccine. Under our vaccine development collaboration with GSK, we have developed a potential breast cancer vaccine based on HER-2/neu, a well-established target in the development of tumor malignancy. According to the ACS, more than 200,000 people will be diagnosed with breast cancer this year and an estimated 40,000 will die in the United States alone. HER-2/neu is a protein that is normally expressed at very low levels by cells of the breast, ovaries, skin, lung, liver, intestines and prostate, but that is over expressed in 25-30% of breast cancers. HER-2/neu is a growth factor receptor involved in normal cell growth and differentiation. Gene amplification and protein over expression of HER-2/neu are associated with aggressive breast cancers and accelerated growth rates. In preclinical models, potential vaccines can induce antibody and T-cell responses against HER-2/neu protein that can kill cancer cells that over express HER-2/neu. Accordingly, we have identified a form of the HER-2/neu protein as a promising candidate for therapeutic cancer vaccine development.

      We and GSK expect to initiate a Phase I clinical trial in 2003 to test the safety of a new therapeutic breast cancer vaccine formulation that is designed to potentially trigger both an antibody and T cell response to tumors that over express the HER-2/neu protein. We and GSK designed the vaccine formulation, which was derived in part from a series of Phase I clinical trials conducted by the University of Washington and us. The series of Phase I clinical trials tested HER-2/neu vaccine formulations, including peptide and protein-based vaccines, in patients with breast and ovarian cancer. The prior HER-2/neu vaccine trials conducted at the University of Washington by Dr. Mary L. Disis validated that HER-2/neu vaccines can induce both antibody and T cell immune responses to HER-2/neu.

      Under an FDA Investigational New Drug Application, or IND, filed in GSK’s name, the FDA has allowed us to proceed with a Phase I clinical trial that we and GSK expect to initiate in 2003; GSK has produced the clinical lots, and we and GSK have chosen the clinical sites. We and GSK will test the vaccine in patients who have HER-2/neu positive breast cancer in remission, but who are at high risk for relapse. The clinical trial will test three dose levels of the vaccine to determine the safety of the vaccine and to begin to identify the optimal dose.

      Lung Cancer Vaccine. We have characterized numerous antigens discovered under our lung cancer collaborations with Japan Tobacco Inc., or JT, and Zambon Group spa or its subsidiaries, collectively referred to herein as Zambon. We have identified a candidate antigen and the FDA has allowed us to proceed with a Phase I clinical trial for non-SCLC that we expect to initiate in 2003. According to the WHO, lung cancer is the most deadly form of cancer worldwide (1.1 million deaths) based on data from 2001. According to the ACS, in the United States an estimated 169,400 new cases were diagnosed in 2002 and an estimated 154,900 died from the disease. Current therapeutic options for patients diagnosed with lung cancer are limited, and metastasis of the cancer following surgery of the primary lesion is a common outcome.

      Prostate Cancer Vaccine. Following completion of the discovery phase of our vaccine collaboration agreement with GSK, we and GSK have agreed to continue prostate cancer vaccine development and to potentially conduct proof-of-principle clinical trials. Under our new cancer vaccine collaboration with GSK, we have identified a potential prostate cancer vaccine based on our lead prostate cancer antigen. Other than skin cancers, prostate cancer is the most commonly diagnosed cancer in men in the United States. According to the ACS, in 2003 an estimated 220,900 patients will be diagnosed with prostate cancer and an estimated 28,900 will die in the United States alone.

      Hematologic Vaccines. We have continued our antigen discovery programs in leukemia by partnering our WT1 vaccine candidate for the treatment of hematologic, or blood-based, tumors with Kirin Brewery Company, Ltd, or Kirin. In December 2002, we granted Kirin exclusive rights to WT1 in Asia/ Australasia and co-development rights in North America. The ACS projects that 30,600 new cases of leukemia will be diagnosed in the United States in 2003, and predicts that leukemia will cause 21,900 deaths in the United States in 2003. Current treatments for hematologic tumors have improved recently through the introduction of novel biological antibody therapies. Our potential vaccine will address the need for an immunotherapeutic that recruits the immune system to identify and eliminate the tumor without the significant side effects of current chemotherapeutic regimens.

      MELACINE Vaccine. Our MELACINE vaccine, approved and available for sale in Canada, consists of lysed, or broken, cells from two human melanoma cell lines combined with our proprietary adjuvant, ENHANZYN adjuvant. As noted above, melanoma is a prevalent and potentially fatal cancer. If not detected and treated early, melanoma can metastasize and spread to other parts of the body. Standard treatment of melanoma includes surgery with observation follow-up for primary skin tumors. In addition, certain chemotherapy drugs and alpha interferon therapy have been approved for treatment of melanoma, but confer minimal survival benefit to patients in the advanced stages of the disease.

      Following our presentation to ODAC in February 2002, ODAC endorsed our Phase III clinical trial design for MELACINE melanoma vaccine. We presented results from the Southwest Oncology Group trial that demonstrated MELACINE vaccine is effective in prolonging relapse-free survival (p = 0.005) and overall survival (p = 0.003) compared with observation in patients who expressed HLA A2 and/or HLA C3. ODAC agreed that the proposed second Phase III clinical trial, with overall survival as the primary endpoint, in addition to the supportive data from the first Phase III clinical trial, would be acceptable for approval of MELACINE vaccine in the United States. In the event we proceed with this Phase III clinical trial, we would evaluate MELACINE vaccine versus observation in HLA A2 and/or HLA C3 positive, Stage II melanoma patients following surgery.

Infectious Disease Vaccines

      Our primary focus in infectious disease vaccine development is to create vaccines that can be used as therapeutics. Therapeutic infectious disease vaccines require antigens that are specific to the pathogen of interest and that are capable of being recognized by the patient’s immune system. As with cancer vaccines, our approach combines the benefits of disease specific antigens, potent adjuvants to amplify recognition by the immune system, and novel delivery systems to enable site specific delivery of the antigen to lymphocytes and antigen-presenting cells, or cells that present processed antigens to the immune system. Our potential infectious disease, vaccines may, in addition to enabling treatment of specific infections, also provide protection as prophylactic vaccines.

      Tuberculosis Vaccine. Our product candidate, which we are developing in collaboration with GSK, is a combination of a proprietary antigen with an adjuvant. Mycobacterium tuberculosis, or Mtb, infection causes more deaths than any other infectious disease in the world. Each year, according to the WHO, approximately 8 million people worldwide become sick with tuberculosis. According to the WHO statistics, an estimated 2 million die annually from the disease. The WHO estimates that between 2000 and 2020 nearly 1 billion people will be newly infected with Mtb, 150 million people will get sick and 36 million will die. According to the National Institute of Allergy and Infectious Diseases, an estimated 2 billion people are infected with Mtb, including approximately 15 million people in the United States. Any of these people may develop active tuberculosis during the course of their lives. In addition, the Sequella Global Tuberculosis Foundation estimates that more than 50 million people worldwide may be infected with drug-resistant strains of tuberculosis. Our goal is to develop specific vaccines for both conventional and drug-resistant strains of Mtb. We expect to initiate a United States Phase I clinical trial in 2003.

      Leishmaniasis Vaccine. In March 2000, the Infectious Disease Research Institute, or IDRI, received a $15 million grant from the Bill & Melinda Gates Foundation to fund its ongoing effort with us to develop a vaccine to prevent and treat leishmaniasis. Leishmaniasis is a skin and visceral disease endemic to South America, Africa, the Middle East and the Indian subcontinent. Caused by the parasite Leishmania, the disease afflicts at least 12 million people throughout the world according to the WHO. In January 2003, we initiated a Phase I clinical trial to test the safety and tolerability of an investigational vaccine to treat various forms of leishmaniasis. The investigational vaccine, identified as Leish-111f, consists of a fusion of three Leishmania proteins in combination with our proprietary MPL-SE adjuvant. We designed the Phase I double-blind, randomized clinical trial to evaluate the safety of Leish-111f plus adjuvant administered subcutaneously to healthy adult volunteers at three dose levels, as compared to adjuvant-alone and placebo-alone groups. The Phase I clinical trial will evaluate the safety of escalating doses of the vaccine, as well as its effects on the immune response. We are conducting the Phase I clinical trial in the United States under an IND.

      Other Infectious Disease Vaccines. We are identifying candidate Chlamydia trachomatis, or C. trachomatis, antigens for use in a potential preventative vaccine for C. trachomatis. This pathogen causes the most common sexually transmitted disease in the United States. Although C. trachomatis can be transmitted during sexual contact with an infected partner, it is often not diagnosed and treated until complications develop. Studies show that as many as 85% of women and 40% of men with chlamydial infections have no symptoms. The Center for Disease Control, or CDC, estimates that in the United States alone, there are over 4 million new cases each year. The highest rates of chlamydial infections are among 15 to 19 year olds, regardless of demographics or geographic location. Complications from the disease include Pelvic Inflammatory Disease, a serious cause of infertility among women of childbearing age. Further, a woman may pass the infection to her newborn during delivery, with subsequent neonatal eye infection or pneumonia. The WHO estimates that 89 million C. trachomatis infections occur each year. We conduct our C. trachomatis program in collaboration with GSK pursuant to a collaboration and license agreement with them.

Agonists and Antagonists

      The Innate Immune Response. We have developed a class of synthetic compounds that interact with a type of cell receptor that, when stimulated, initiates the body’s innate immune response. Innate immunity provides the first line of defense against a variety of pathogens. A key component of innate immunity is a family of cell-surface receptors that recognize “molecular signatures” presented by invading microorganisms and are involved in turning on and turning off critical aspects of the innate immune response. Our synthetic compounds present such molecular signatures to a class of these cell-surface receptors know as toll-like receptors, or TLRs.

      There are 10 kinds of TLRs, and each recognizes a different type of antigen. Our synthetic compounds are recognized by toll-like receptor 4, or TLR4, which can be found on a range of antigen-presenting cell types, including hematopoietic, or blood-forming, cells, many epithelial cells, and cells associated with vascular stability. We are exploring the use of these synthetic compounds as monotherapies based on their recognition by TLR4 receptors, and their possible lack of toxicity associated with natural TLR4 immunostimulants such as lipopolysaccharide, or LPS.

      We have discovered that some of our synthetic compounds act as agonists, or stimulants, of the TLR4 based innate immune response and some act as antagonists, or deactivators, of this innate immune response. The structure of each of our synthetic compounds differs slightly. Therefore, we have screened each TLR4 agonist and antagonist for its ability to protect the body from viral, bacterial, fungal and parasitic infection. The variety of our compounds may give our TLR4 agonist and antagonist program multiple applications for immunotherapy.

      We intend to pursue several indications using our TLR4 agonists and antagonists as stand alone immunotherapeutic agents. Potential applications for the agonists include chronic obstructive pulmonary disease, which is often triggered by respiratory viral infections and so treatment with antibiotics is often ineffective, upper airway resistance to biological warfare agents, seasonal or constitutive rhinitis, allergies and asthma. Potential applications for the antagonists include inflammatory bowel disease, or IBD, and cystic fibrosis.

      In June 2001, the Space and Naval Warfare, or SPAWAR, Systems Center, granted us a $3.5 million contract for a Defense Advanced Research Projects Agency, or DARPA, sponsored program to develop methods of enhancing immune responses to infectious diseases, including agents of biological warfare. Pursuant to the DARPA program we have been studying the potential use of our TLR4 agonists and antagonists for the potential treatment and prevention of infectious disease.

      TLR4 Agonist. We are currently evaluating a TLR4 agonist lead candidate for use in the treatment of atopic diseases, or genetically determined hypersensitivity diseases such as hay fever and asthma. Our preclinical studies indicate that our TLR4 agonist candidate is absorbed into the body and biologically active at mucosal, or mucous membrane, surfaces. The tolerability and effectiveness demonstrated by preclinical mucosal delivery models indicate that aqueous formulations of the agonist may have particular utility in treating or preventing atopic diseases of the respiratory tract.

      TLR4 Antagonist. Our TLR4 antagonist lead candidate, has shown the ability to quantitatively block signaling through TLR4 and therefore has potential use as an anti-inflammatory compound in IBD and other indications. Several formulations of the antagonist, including an aqueous formula and stable emulsion formula may provide unique benefits. We are also exploring whether the antagonist may be formulated and delivered orally.

Adjuvants

      An adjuvant is a formulated compound or additive that, when combined with a vaccine, boosts the body’s immune response to antigens contained in the vaccine. Our adjuvant technology is based on the fact that certain microbial products have long been recognized as potent immune system regulators and have been shown to induce a broad range of known cytokines, a class of substances that are produced by cells of the immune system and can affect the immune response. Modifications of these microbial products and their physical and biological delivery to the immune system can influence the way cytokines are expressed, as well as the recipient’s own physiological responses. Such responses mimic the normal, protective responses that are initiated during infection or injury. With our partners, we are evaluating our adjuvants in adult and pediatric vaccines that are designed to be safer and more effective and to protect against a broad range of diseases.

      MPL Adjuvant. Our flagship adjuvant, MPL adjuvant, is a derivative of the lipid A molecule found in gram-negative bacteria, one of the most potent immune system stimulants. We also own patented technology for extracting MPL adjuvant from bacterial cell walls. Several of our partners are evaluating MPL adjuvant in vaccines for development in allergy, cancer and infectious disease targets. MPL adjuvant has been administered to more than 12,000 patients in more than 33,000 doses as a vaccine adjuvant.

•	Hepatitis B. In December 1998, GSK developed a new Hepatitis B vaccine, which includes MPL adjuvant, to address low- or nonresponding patients to GSK’s current Hepatitis B vaccine, Engerix B. Engerix B is the leading Hepatitis B vaccine, with more than 450 million doses administered worldwide. GSK’s new vaccine combines Engerix B with a GSK adjuvant, which contains MPL adjuvant. The resulting vaccine has an increased immune potency that allows it to be effective at two doses rather than three. We expect our partner, GSK, to file for European approval in early 2003.

•	Allergies. Allergy Therapeutics Ltd., or ATL, incorporates MPL adjuvant as a component in ATL’s Pollinex Quattro, an allergy vaccine, which is in Phase III clinical trials in Europe. ATL specifically targets allergies caused by grasses, trees, weeds and pollens. ATL’s allergy vaccine has been approved for sale on a named patient basis in Germany, Spain, Italy and the U.K.

•	Other Infectious Diseases. GSK incorporates MPL adjuvant as a component in its herpes, human papilloma virus, or HPV, and malaria vaccines. Herpes simplex virus, or HSV, infection is among the most common communicable diseases in humans. GSK’s HSV vaccine, SimplirixTM entered into a Phase III clinical trial near the end of 2002 in HSV-1 and HSV-2 sero-negative women in the United States. According to the WHO, scientists believe that infections with oncogenic genotypes of HPV are responsible for most, if not all cervical cancers. Cervical cancer is the second leading cause of cancers in females worldwide, with approximately 500,000 new cases occurring annually. GSK is currently developing a prophylactic HPV vaccine covering the most prominent high-risk HPV types 16-18. Malaria is one of the world’s leading causes of mortality and morbidity. According to the WHO’s worldwide statistics, there are over 300,000 new cases of malaria and in excess of 1 million malaria-related deaths each year. GSK is conducting Phase I/ II clinical trials in children with its malaria vaccine.

      RC-529 Adjuvant. Berna Biotech has administered RC-529 to patients as a vaccine adjuvant in Phase III clinical trials in Argentina as part of their two-dose Hepatitis B vaccine. Preliminary results indicate that patients achieved more than 95% seroprotection after two injections within one month. We are involved in multiple partnership discussions pertaining to this novel vaccine adjuvant.

      ENHANZYN Adjuvant. The ENHANZYN adjuvant consists of the MPL adjuvant and mycobacterial cell wall skeleton, structural compounds from the bacterium’s cell wall. Biomira Inc., or Biomira, licensed ENHANZYN for use with its THERATOPE vaccines for the potential treatment of breast, lung and gastrointestinal cancers. THERATOPE is in Phase III clinical trials for metastatic breast cancer, Phase II clinical trials for treating colorectal and pancreatic cancers, and Phase IIb clinical trials for treating non-small cell lung cancer. ENHANZYN adjuvant is also a key component of our MELACINE vaccine for melanoma.

Other Disease Therapeutics

      We are also developing potential products based on technology that may interrupt the chain of events involved in certain autoimmune diseases. In contrast to today’s therapies, which often suppress the overall immune system, our technologies may provide a means to target the disease process while leaving the normal immune system unaffected.

      Autoimmune diseases include psoriasis, rheumatoid arthritis, or RA, multiple sclerosis, or MS, myasthenia gravis or MG, and diabetes. T cells and antibodies in the body’s immune system normally identify and destroy foreign substances and malignant cells. Autoimmune diseases are caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

      PVAC Treatment for Psoriasis. PVAC treatment, a chemically refined preparation of Mycobacterium vaccae, is an immunotherapeutic agent with potential utility for the treatment of select autoimmune diseases. In collaboration with our partners Medicis Pharmaceutical Corporation, or Medicis, Zenyaku Kogyo Co. Ltd., or Zenyaku Kogyo, and Genesis Research and Development Corporation, Ltd., or Genesis, we are developing PVAC treatment as a product candidate for treatment of mild to moderate psoriasis, and are producing this product candidate for United States clinical trials at our Hamilton, Montana facility.

      Psoriasis, a chronic skin disease, affects an estimated 75 million people worldwide. According to the National Psoriasis Foundation, psoriasis affects more than 7 million Americans, or about 2.6% of the United States population. Approximately 150,000 to 260,000 new cases of psoriasis are diagnosed each year. Annual costs associated with treating psoriasis in the United States are currently estimated at $1.6 billion to $3.2 billion.

      In February 2001 we, Medicis and Genesis announced results of an initial Phase II four-arm, randomized, double-blinded, controlled clinical trial, suggesting that PVAC treatment therapy at a dose of 15 micrograms per injection provides appreciable clinical benefit in patients with moderate to severe psoriasis. Although results were encouraging in terms of patient improvement, we believe that greater exposure to PVAC treatment may be required to achieve a statistically significant effect. To that end we are working to complete recruitment for a second double-blinded, placebo-controlled United States Phase II clinical trial that commenced enrollment in the second quarter of 2002, in this case for the treatment for patients with mild to moderate plaque psoriasis. As of January 2, 2003 the United States Phase II clinical trial was approximately seventy-five percent enrolled. In the United States Phase II clinical trial, which began in May 2002, patients are randomized to one of four groups. Individual groups (60 patients each) are treated with either a placebo or one of three dosages of PVAC treatment (2, 15 or 50 micrograms). Four doses are given over a 15-week period with final efficacy evaluation conducted at 24 weeks. Efficacy endpoints include improvements in disease severity as assessed by a decrease in baseline psoriasis area and severity index, or PASI scores. PVAC treatment or placebo is administered via intradermal injection.

      On November 7, 2002 we announced with our partner Genesis that two recently completed 12-week Phase II trials in Brazil and the Philippines indicated clinical activity and safety in patients with moderate to severe cases of psoriasis. Like the initial United States Phase II clinical trial, the clinical trials in Brazil and the Philippines targeted patients with moderate to severe psoriasis and examined two doses of PVAC treatment with efficacy assessment at 12 weeks. Findings in these studies were consistent with our findings from the initial United States Phase II clinical trial announced in 2001.

      To further evaluate the efficacy of PVAC treatment in patients with psoriasis, Genesis is conducting a 60-patient trial in New Zealand that evaluates PVAC treatment administered in combination with ultraviolet light delivered in a controlled treatment schedule. This trial was fully recruited in 2002 and results are anticipated in the third quarter of 2003.

      PVAC Treatment for Scleroderma. We have also initiated a Phase I clinical trial to test the safety of PVAC treatment for scleroderma which affects 40,000 to 165,000 people in the United States according to the National Institute of Arthritis and Musculoskeletal and Skin Diseases. Scleroderma is an autoimmune connective disorder characterized by sclerosis, or the progressive hardening of the skin of the hands, arms, face and torso as well as sclerosis of certain internal organs. Sclerosis occurring in the kidneys, heart, gastrointestinal tract, lungs and vascular system result in mortality associated with scleroderma. Although the course of scleroderma is highly variable among patients, overall survival is poor and the disease is severely debilitating.

      ANERGIX Complex. In November 2002, in collaboration with Organon Inc., or Organon, we completed a randomized placebo-controlled Phase I/ II clinical trial of ANERGIX.RA complex, a multihistocompatability complex, or MCH, -class II molecule loaded with a collagen peptide for treating RA, in patients with advanced RA.

      The ANERGIX complex products that we have evaluated in clinical trials are natural products. Because the high cost of manufacturing this particular material, these products in their purified natural form are likely to be difficult to commercialize. For this reason, our scientists have developed recombinant forms of ANERGIX complex products that may be far less expensive to produce and have demonstrated efficacy in both in vitro and in vivo models of autoimmune disease. We intend to select one of these recombinant candidates to use in continued clinical evaluation of ANERGIX complex products.

      In collaboration with Beaufour Ipsen Group, or Beaufour Ipsen, a European-headquartered global pharmaceutical company, we are developing ANERGIX.MG complex, an MHC-class II molecule loaded with an MG associated peptide for treating MG, a chronic autoimmune neuromuscular disease that causes varying degrees of weakness of the skeletal (voluntary) muscles of the body. The Myasthenia Gravis Foundation of America estimates that the prevalence of MG is approximately 14 out of 100,000 in the United States.

Corporate Partnerships

      As a developer of immunotherapies, we remain committed to existing collaborations and the pursuit of select partnerships with pharmaceutical, biopharmaceutical and diagnostic companies. We focus our partnership efforts on broadly partnering our core technologies at various stages in the research, development and commercialization processes. We target partners that have the expertise and capability to develop, manufacture and commercialize our products. In our corporate partnerships we seek to cover our research, development and commercialization expenses through research funding, milestone payments, collaborative agreement credit lines and option, technology or license fees. We also seek to retain significant downstream participation in product sales through either profit sharing or product royalties paid on annual net sales.

Antibody-Based Therapeutics

      GSK-BEXXAR. As a result of our acquisition of Coulter Pharmaceutical, Inc., or Coulter, a biopharmaceutical company engaged in developing novel drugs and therapies for treating cancer and autoimmune diseases, we acquired the 1998 collaboration agreement between Coulter and GSK for the development and commercialization of BEXXAR therapy, for which we have completed Phase III clinical trials in the United States and which is the subject of a BLA currently under review by the FDA for the treatment of NHL. Under the agreement, as amended in April 2000, GSK’s territory was reduced to the United States and, following regulatory approval of BEXXAR therapy, GSK would be required to pay us a milestone payment. We and GSK agreed to co-promote BEXXAR therapy in the United States following regulatory approval, with each company contributing to the sales force and both companies sharing profits equally. In addition, the agreement provides for the sharing of certain costs by us and GSK related to clinical and manufacturing development activities. Under the agreement, GSK provided us with a $15 million credit line that was fully drawn by Coulter in December 2000 and which we may choose to repay in cash or in shares of our common stock on or prior to the October 2003 maturity date.

      Amersham Health-BEXXAR. In October 2001, we entered into an agreement whereby Amersham Health will market BEXXAR therapy in Europe. We and Amersham Health will cooperate to register the product in Europe. Amersham Health will be the holder of the Marketing Authorization Application, or MAA (the European equivalent of the BLA), for BEXXAR therapy in Europe. We will be responsible for the generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of BEXXAR therapy in Europe. Under the terms of a stock purchase agreement with Amersham Health, at our option, we may choose to sell up to $5 million of additional shares of our common stock to Amersham Health at fair market value, which is determined according to the average of the closing prices of our common stock over a specified period surrounding the date of issuance. Upon execution of the agreement Amersham Health purchased 271,343 shares of our common stock at a price of $18.43 per share, which represented a forty percent premium of approximately $1.4 million to the then current market value of our common stock. On December 4, 2002, we sold 636,173 shares of our common stock to Amersham Health for a total purchase price of $5 million or $7.86 per share, which represents the average price over a specified period around the date of the sale. In addition, Amersham Health has agreed to pay us milestone payments upon regulatory approval in Europe as well as milestone payments based on achievement of certain sales volume targets. In addition, Amersham Health has agreed to pay us royalties on all future product sales in Europe.

      Medarex. In 2000, we initiated a collaboration with Medarex to discover and develop fully human monoclonal antibodies against selected targets from our library of proprietary cancer, infectious disease, and autoimmune disease antigens. Medarex contributed its HuMAb-Mouse® technology to the multiyear collaboration, targeted to generate, screen and characterize fully human monoclonal antibodies directed against our antigens. In May 2002, we and Medarex amended and restated this collaboration. In May 2002, Medarex also acquired our proprietary Ultra-Potent Toxin, or UPT, technology for creating antibody-toxin conjugates and acquiring certain preclinical product development programs in the field of oncology and other disease indications. In return, we received $21 million in cash and shares of Medarex common stock Medarex also purchased certain equipment from us to support Medarex’s continuing research efforts for an additional $2.5 million. As part of the transaction, Medarex will provide us with a license to use the UPTs with certain monoclonal antibodies, pursuant to which Medarex may receive milestone payments and royalties.

      Purdue Pharma. In September 2000, we entered into an agreement with Purdue Pharma to develop therapeutic antibodies directed against cell surface antigens identified by our tumor-antigen discovery programs. Under the terms of the agreement, Purdue Pharma has agreed to pay to us a total of $2.5 million in license fees. In addition, Purdue Pharma may be required to pay us success-based milestone payments and royalties on potential product sales. In November 2002, Purdue Pharma exercised an option under the agreement and licensed one of our antigens to use in its development of monoclonal antibodies to be used as anti-tumor agents in treatment of female reproductive tract cancer. Purdue Pharma has agreed to pay for development and commercialization of a monoclonal antibody based on our antigen and Purdue Pharma and an affiliate will retain worldwide rights.

      Abgenix. In March 2000, we entered into an agreement with Abgenix, Inc., or Abgenix, to discover and develop human monoclonal antibodies against selected targets from our library of proprietary cancer, infectious disease and autoimmune disease antigens. Under the agreement, when we and Abgenix determine antibodies to be worthy of clinical investigation, a closed auction will be held between the two parties for the rights to develop the specific antibody-based product. The party that obtains the right to develop and commercialize a particular product candidate agreed to pay the other party an up-front fee, milestones based on clinical development and royalties on any product sales.

      Other Antibody Partnerships. In our current vaccine collaboration and license agreement with GSK, as well as in our agreement with Zambon, our partners have either an option, license or the right to develop novel antigens discovered under the respective collaborations as targets for therapeutic monoclonal antibodies. If our partners develop therapeutic monoclonal antibodies, they agreed to pay us additional funding, milestone payments and royalties on such products. In accordance with the terms of our vaccine collaboration and license agreement with GSK, we have licensed to GSK certain antibody targets in prostate, colon and breast cancer.

Therapeutic Vaccines for Cancer and Infectious Disease

      GSK. Effective September 1998, we entered into a collaboration and license agreement with GSK’s wholly owned subsidiary, SmithKlineBeecham plc, referred to collectively as GSK. Under the agreement, we granted GSK an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership. We also granted GSK license rights to develop, manufacture and sell passive immunotherapy products, such as T cell or antibody therapeutics, and therapeutic drug monitoring products in each case that incorporate these antigens. GSK’s rights under the agreement are co-exclusive with us in Japan with respect to tuberculosis.

      The rights that we granted to GSK under the agreement covered:

•	our cancer antigen discovery programs in breast, colon, ovarian and prostate cancer;

•	our HER-2/neu breast and ovarian cancer vaccine program;

•	our mammaglobin breast cancer vaccine program; and

•	our infectious disease antigen discovery programs in C. pneumoniae, C. trachomatis and Mycobacterium tuberculosis.

      In January 2003, we and GSK entered into new agreements to further advance the development of multiple solid tumor vaccines. Following expiration of the funded research period for the cancer fields under the original agreement, one of the new agreements extends the companies’ collaborative efforts into vaccine development and potential proof-of-principle clinical trials. Under the terms of this new agreement, GSK granted us a worldwide, exclusive license to develop a vaccine-candidate for prostate cancer and a vaccine candidate for breast cancer. As a part of this agreement, GSK retains the option to buy-back exclusive worldwide rights for either or both vaccine candidates following the completion of proof-of-principle clinical trials. If GSK exercises its buy-back rights, we have the option of participating in further development, up to and including a sharing of promotion rights in the United States. In the event GSK does not exercise its buy-back option, we will be free to develop the vaccines alone or with other partners and we have agreed to pay GSK success-based milestones and royalties in the event of product sales. Under this new agreement, we will be responsible for providing resources and development funding of up to $32 million to complete proof-of-principle clinical studies over a period of time in excess of five years. This funding will be used to pay for Good Manufacturing Practice, or GMP, grade material, production and clinical trials for prostate and breast vaccine development efforts.

      Under the original agreement, GSK will continue development of an alternative version of the prostate cancer vaccine at its own expense and has agreed to pay us milestones and royalties on potential product sales. Under the original agreement, GSK is also continuing the development of our HER-2/neu vaccine. A proprietary formulation of this vaccine has been manufactured by GSK and an IND application has been approved for the product’s clinical testing in the United States.

      In a related, new agreement, we acquired vaccine and antibody development rights to all ovarian cancer antigens, whose discovery resulted from the original agreement, as well as all cancer diagnostic rights and T cell adoptive cancer immunotherapy rights, for all antigens discovered by us in the breast, prostate, colon and ovarian cancer fields.

      In the area of infectious disease, GSK will continue to fund our research and development efforts under the original agreement for the further development of chlamydia and tuberculosis vaccines.

      Pursuant to the original agreement, GSK purchased 427,807 shares of our common stock at a premium to its fair market value. In addition, under the original agreement, we have an outstanding loan in the amount of $5 million. That amount, together with all accrued unpaid interest is due on September 1, 2003. At GSK’s option, GSK may choose to receive the outstanding principal and accrued unpaid interest in cash or shares of our common stock at an undisclosed premium to our then-current fair market value. To the extent that clinical and commercial milestones in the programs are achieved, GSK is required to pay us additional amounts. The individual amounts of such payments vary, depending on the milestones achieved and the types of product sold. GSK is also required to pay us future royalty payments on all product sales, which royalties vary depending on the types of products sold.

      Zambon Group and the Pharmaceutical Division of Japan Tobacco. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the former countries of the Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement, we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the 3-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non-small cell lung cancer vaccine. In addition, Zambon’s option to sell $2.0 million of our common stock back to us expired upon termination of the research phase. In December 2002, we recorded a milestone payment of $1.0 million from Zambon in connection with the filing of our IND for a lung cancer vaccine candidate in the United States. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non-small cell, lung carcinoma vaccine candidate in Japan. Under the terms of our amended agreement with JT, JT will continue to hold an exclusive license to this vaccine candidate for development and commercialization in Japan, and we will hold all rights in North America and in those territories not previously licensed to Zambon. In connection with the restructuring of the JT agreement, we and JT have agreed to pay each other fees, milestones and royalties in the event that development milestones and product sales are achieved.

      Kirin Brewery Company, Ltd. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for a potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we grant Kirin exclusive rights to develop and market vaccine products resulting from our WT1 antigen vaccine program in Asia/ Australasia. We and Kirin have agreed to share WT1 vaccine commercialization rights and Kirin has agreed to fund one-half of the research and development costs in North America. We will retain marketing rights for the potential vaccine in Europe. Upon effectiveness of the agreement, Kirin paid us $3 million in up front license fees. Under the terms of the agreement, Kirin has agreed to co-fund development of WT1 vaccine products and will pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia.

Agonists and Antagonists

      DARPA/SPAWAR. In June 2001, we entered into a $3.5 million, 2-year contract from the SPAWAR Systems Center San Diego for a DARPA sponsored program to develop methods of enhancing immune responses to infectious diseases, including agents of biological warfare. In connection with the the DARPA sponsored program we are conducting preclinical testing of our proprietary portfolio of synthetic lipid A-like compounds that contain TLR4 agonists, or in some cases, TLR4 antagonists. These drugs act on TLR4 to generate protective immunity to a wide variety of infectious agents. Certain TLRs are present in the upper airways and stimulation of these receptors may induce the immune system to prevent infections of various types, especially those transmitted by inhalation. Our scientists have already demonstrated that administration of some of these potential drugs by the intranasal route is highly efficient at protecting against influenza virus infection in experimental animal models.

Adjuvants

      GSK. We have licensed MPL adjuvant to GSK under three separate agreements for use in infectious disease vaccines, under one agreement for use in cancer caccines and under one agreement for use in products to treat and prevent allergies. Under the first agreement, entered into in 1991, we granted GSK exclusive, worldwide rights to use MPL adjuvant in vaccines in a number of infectious disease fields, including Hepatitis B. Under the agreement, GSK has agreed to pay us transfer payments for supplies of MPL adjuvant and royalties upon commercialization of products developed under the agreement.

      Under the second agreement, entered into in 1992, we granted GSK the co-exclusive right to develop vaccines that include MPL adjuvant against several bacterial infections as well as combination vaccines that contain diphtheria, pertussis, tetanus, Haemophilus influenza b and polio antigens. In addition to an annual license fee, GSK has agreed to pay us transfer payments for supplies of MPL adjuvant and royalties upon commercial sale of the vaccines.

      Under the third agreement, effective in 1996, we granted GSK rights to use MPL adjuvant in an additional group of vaccines against infectious diseases, including tuberculosis. The license is exclusive for HPV vaccines, co-exclusive for tuberculosis vaccines, and nonexclusive for specified additional infectious disease vaccines. In addition to annual license fees, GSK has agreed to pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating MPL adjuvant.

      Under the fourth agreement, effective in 1995, we granted GSK rights to use MPL adjuvant in cancer vaccines. The license is non-exclusive. In addition to annual license fees, GSK has agreed to pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of cancer vaccines whether therapeutic or prophylactic incorporating MPL adjuvant.

      Under the fifth agreement, a license and supply agreement effective in 1999, GSK has agreed to pay us annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the agreement. GSK will also purchase its clinical and commercial quantities of MPL adjuvant from us and pay royalties on any commercial sales of approved allergy vaccines.

      Wyeth. We are also a party to a license agreement and related supply agreement that was amended and restated effective October 29, 2001, with Wyeth. Under the amended and restated license agreement we granted Wyeth co-exclusive use of MPL adjuvant in certain infectious disease fields licensed co-exclusively to GSK under our 1992 agreement with GSK, as well as adding new infectious disease fields. Under the supply agreement, we will provide Wyeth commercial quantities of MPL adjuvant for use in any vaccines that Wyeth may develop under the license agreement. Under the agreements, Wyeth has agreed to pay us an annual license fee until a threshold level of earned royalties is met, transfer payments for supplies of MPL adjuvant and annual minimum and earned royalty payments when commercial sale of vaccines are made. The license includes an oil-based formulation of MPL adjuvant. Under the amended and restated agreement we also grant Wyeth the right to include our RC-529 adjuvant in vaccines to prevent or treat a variety of diseases, including certain infectious diseases and one autoimmune disease.

      Allergy Therapeutics Ltd. In 1996 we entered into a license and supply agreement with ATL under which we licensed MPL adjuvant to ATL for use in products to treat and prevent allergies. Under our agreement with ATL, ATL has agreed to pay us annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the agreement. ATL will also purchase its clinical and commercial quantities of MPL adjuvant from us and pay royalties on any commercial sales of approved allergy vaccines.

      Berna Biotech. In February 2002, we entered into a license and supply agreement with Berna Biotech’s subsidiary, Rhein Biotech N.V., or Rhein, under which we granted Rhein a coexclusive, worldwide, license to our RC-529 adjuvant for use in developing a Hepatitis B vaccine. Under the agreement, Rhein paid us an up front fee and has agreed to pay us milestone payments, annual license fees until commercial launch of a product and earned royalty payments or annual license fees after launch of a product.

      Biomira Inc. In 1990, we entered into a collaboration with Biomira covering the use of one of our formulations of ENHANZYN adjuvant in Biomira’s THERATOPE vaccines for the potential treatment of breast, lung and gastrointestinal cancers. In 1996, Biomira announced that final Phase II clinical data demonstrated that its THERATOPE vaccine for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. In November 1998, Biomira announced the start of a pivotal Phase III clinical trial to evaluate the effectiveness of THERATOPE vaccine in treating metastatic breast cancer. Under our agreement with Biomira, Biomira has agreed to purchase the ENHANZYN adjuvant exclusively from us at an agreed upon transfer price.

Other Disease Therapeutics

      Medicis and Zenyaku Kogyo. In August 2000, we entered into a multi-year development, commercialization and license agreement with Medicis covering our psoriasis immunotherapeutic product, PVAC treatment. Under the agreement we provide Medicis exclusive rights to PVAC treatment in the United States and Canada. We are predominately responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. Under the terms of the agreement, Medicis may be required to pay us license fees, research funding and earned milestone payments, including commercialization and cumulative net sales threshold milestone payments. Medicis made a nonrefundable payment of $17 million upon effectiveness of the agreement. Additionally, upon commercial sale of the product, Medicis has agreed to purchase inventory from us and pay a royalty on net sales of the product.

      In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for researching and developing PVAC treatment. Under the agreement we grant Zenyaku Kogyo exclusive rights to PVAC treatment in Japan. In May 2002 the 3-year research term of the agreement expired and Zenyaku Kogyo’s research funding obligation ceased. Under the terms of the agreement, Zenyaku Kogyo’s rights to PVAC treatment in Japan continue and Zenyaku Kogyo is responsible for future milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales.

      Organon Inc. In 1996, we entered into a product development and license agreement with Organon, the human healthcare unit of Akzo Nobel. The Organon partnership targets the development of an ANERGIX.RA complex that incorporates Organon’s proprietary RA peptide into our ANERGIX complex. We have completed a Phase I/II clinical trial of ANERGIX.RA in patients with moderate to severe RA. Under the terms of our product development and license agreement, Organon has agreed to pay the majority of current clinical trials costs and in the event of our success, Organon has agreed to pay us milestone and royalty payments. Effective January 3, 2001, we amended and restated the agreement to cover the continued development of the recombinant form of our ANERGIX.RA complex treating RA. Under the terms of the amended agreement, we and Organon have agreed to share ANERGIX.RA complex project costs through Phase II clinical trial and will also share profits in the event of product sales. We retain the option to co-promote ANERGIX.RA complex with Organon in the United States.

      Beaufour Ipsen Group. On December 31, 2001, we entered into an agreement with Beaufour Ipsen to develop and commercialize an autoimmune vaccine for MG, based on our proprietary ANERGIX vaccine platform. We have granted Beaufour Ipsen exclusive worldwide rights to develop and market our ANERGIX.MG technology for the treatment of MG. Beaufour Ipsen will manage product development, including clinical trials and regulatory submissions. Along with supplying guaranteed research support, Beaufour Ipsen will pay us an up front license fee and may be required to pay us success-based milestone payments and royalties on future sales of licensed products. A joint steering committee made up of representatives from both companies will oversee the collaboration.

Other Partnered Programs

      Infectious Disease Research Institute. In March 1999, we entered into a research agreement with IDRI and received research funding payments. Under this agreement we used cancer antigens in an effort to create a reproducible method for activating dendritic cells or T cells that could then be infused into a cancer patient as part of a therapeutic treatment. The research component of the agreement expired in March 2002.

      Introgen. In July 1999, we entered into a license agreement with Introgen Therapeutics, Inc., or Introgen, under which we granted Introgen an exclusive license to a gene that induces apoptosis in a diverse group of cancer cells. Introgen completed a Phase I study testing MDA-7 delivered by adenovirus in patients with cancer in 2002.

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

      SR Pharma plc. In December 1998, we entered into an exclusive worldwide license agreement with Stanford Rook Ltd., a wholly owned subsidiary of SR Pharma plc, or SR Pharma, pursuant to which SR Pharma granted us rights to its M. vaccae-related intellectual property in connection with the development and commercialization of PVAC treatment for treating psoriasis, RA, MS and diabetes. SR Pharma also granted us an option to additional autoimmune disease fields, which we exercised at the end of 2000. Under the license agreement, we agreed to pay SR Pharma license fees, milestone payments and a percentage of any revenues that we receive from product sales. Pursuant to a February 1999 amendment to the agreement, SR Pharma granted us manufacturing rights. In February 1999, we also entered into a non-exclusive worldwide license agreement with SR Pharma pursuant to which SR Pharma granted us rights under its M. vaccae-related intellectual property for the manufacture, development and commercialization of specified M. vaccae-derived products for use as adjuvants in our proprietary vaccines other than tuberculosis vaccines.

      Genesis Research and Development. In January 1998, we entered into a collaborative research and development agreement with Genesis to develop and commercialize the M. vaccae-derived product, PVAC treatment, for psoriasis. Under the agreement, we and Genesis have agreed to share the costs of product development and the revenue received related to PVAC treatment with Genesis. If one party incurs more than 50% of product development costs, that party will receive a pro rata increased portion of revenues related to product sales. Under the agreement, Genesis also granted us an exclusive worldwide right to develop the M. vaccae-derived product for certain other autoimmune diseases, including RA, MS and diabetes. We also entered into a separate agreement with Genesis, effective in January 1998, to research and develop M. vaccae-derived products as vaccine adjuvants. Under the agreement Genesis granted us an exclusive license to use these adjuvant products in our proprietary vaccines. Our chairman and chief executive officer is a member of Genesis’ board of directors.

      Infectious Disease Research Institute. In September 1994, we entered into a research services and intellectual property agreement with IDRI, a not-for-profit, private research institute. Under this agreement, as amended and restated effective October 1999, we agreed to provide IDRI with research funding and administrative and facilities support and IDRI pays us a services fee for the administrative and facilities support that we provide. Our funded research that IDRI performs is in the areas of cancer and infectious disease. Under the agreement, IDRI must disclose to us all significant developments relating to information or inventions discovered at IDRI. Under the agreement, we will own, on a royalty-free basis, all of IDRI’s interest in inventions and patent rights arising out of the research IDRI performs with our funding during the term of the agreement (other than inventions and patent rights arising out of research that is or in the future may be funded by certain governmental or not-for-profit organizations). With respect to rights arising out of research funded by governmental and not-for-profit organizations, IDRI granted us a right of first negotiation for a royalty-bearing, worldwide, perpetual license, exclusive except as to rights held by the governmental or not-for-profit organizations. In late 1999, IDRI relocated to facilities outside of our facilities. Since this move, we have provided only limited services to IDRI.

      Dana-Farber Cancer Institute, Inc. Pursuant to the April 1994 agreement between Coulter Corporation and Dana-Farber Cancer Institute, Inc., or DFCI, the 1995 assignment agreement between Coulter Corporation and us, and the December 1998 agreement regarding sublicenses among us, DFCI and Coulter Corporation, we have acquired an exclusive, worldwide, royalty-bearing sublicense to the B1 antibody for therapeutic applications and a non-exclusive license for diagnostic applications along with the right to use the hybridoma from which the B1 antibody was derived.

      University of Michigan. In November of 1994 we entered into a commercialization agreement with the University of Michigan pursuant to which the University of Michigan granted us an exclusive, worldwide, royalty-bearing license to technology related to the use of unlabeled and radiolabeled anti-CD20 antibody in accordance with a radioimmunotherapy protocol.

Other License Agreements

      Additionally, we are party to other exclusive license agreements under which academic institutions grant licenses to us, including the following:

•	DFCI for the use of certain microsphere technology;

•	the University of Washington for the use of HER-2/neu technology in all fields;

•	Massachusetts Institute of Technology for the use of WT1, a leukemia-related gene and protein, in therapeutic applications;

•	University of Massachusetts for use of anti-tumor GM2 antibodies;

•	Columbia University for use of MDA-7 in therapeutic and prophylactic applications; and

•	Southern Research Institute, or SRI, for use of certain microsphere technology.

      Some of these agreements require us or other parties to achieve certain performance obligations to retain rights under the agreements or require us to make payments in order to obtain or maintain rights to the subject technology.

Patents and Proprietary Technology

      Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. We try to protect our proprietary positions by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of December 31, 2002, we owned, had licensed or had options to license 168 issued United States patents that expire at various times between April 2003 and June 2022, and had 345 pending United States. patent applications.

      Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. The risks and uncertainties that we face with respect to our patents and the patents licensed to us include the following:

•	the pending patent applications that we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents that are issued may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us;

•	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and

•	other companies may design around our patented technologies.

      We have licensed several patent applications from SRI related to our microsphere encapsulation technology. One of these patent applications is currently the subject of opposition proceedings before the European Patent Office. In the opposition, the European Patent Office has revoked a previously issued

European patent. Although SRI has appealed this decision, it is uncertain whether SRI will ultimately prevail in this opposition proceeding.

      We are currently involved in litigation with IDEC Pharmaceuticals, Inc., or IDEC. IDEC filed a complaint in the United States District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain of our patents related to IDEC’s Zevalin product for the treatment of NHL. We, GSK and the Regents of the University of Michigan filed a lawsuit in the United States District Court, District of Delaware, alleging that IDEC’s activities since ODAC’s recommendation for approval of Zevalin infringes our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537. Issued claims in the subject patents cover composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we, GSK and the Regents of the University of Michigan are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. The United States District Court, Southern District of California has consolidated the Delaware and Southern District of California cases and the cases are proceeding before that court. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

      Under the publication provisions of the American Inventors Protection Act of 1999, pending United States patent applications will publish 18 months after the earliest claimed priority date and the file histories for these applications will be open for public inspection. Our patent applications and the related file histories that are subject to the American Inventors Protection Act will then be available for review by others, including our competitors. Pre-issuance publications could allow us to recover damages from pre-issuance infringers of published claims that ultimately issue as patents. Pre-issuance damages will be contingent on publication of claims that are substantially identical to claims that actually issue and on notifying infringers regarding subject applications. We may elect not to publish some or all of our pending United States patent applications if we do not file internationally. If we elect not to publish, we will not be able to seek pre-issuance damages.

      Patent applications filed in the United States prior to the effect of the American Inventors Protection Act of 1999, are presently maintained in secrecy until the patents are issued. Patent applications in certain foreign countries generally are not published until many months or years after they are filed. Scientific and patent publications often occur long after the date of the scientific developments disclosed in those publications. Accordingly, we cannot be certain that we or one of our corporate partners was the first to invent the subject matter covered by any patent application or that we or one of our corporate partners was the first to file a patent application for any such invention.

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

      We attempt to protect our trademarks by filing for United States and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not allow for protection of our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. Our trademark, MPLTM adjuvant is currently the subject of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for MPL adjuvant in Europe.

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

      The nature and extent of the governmental premarket review process for our potential products will vary, depending on the regulatory categorization of particular products. We believe that the FDA and comparable regulatory bodies in other countries will regulate our vaccine and other immunotherapeutic products and related pharmaceutical products as biologics. The necessary steps before a new biological product may be marketed in the United States ordinarily include the following:

•	preclinical laboratory and animal studies;

•	submission to the FDA of an IND, which must become effective before clinical trials may commence;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of a BLA; and

•	FDA review and approval of the BLA before the product is commercially sold or shipped.

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

      Clinical trials involve administering the product to healthy volunteers or to patients being supervised by a qualified principal investigator. Clinical trials must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. The institutional review board may require changes in a protocol, which may delay initiation or completion of a study.

      Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the product is introduced into healthy human or patients; the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to assess the following:

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

      The results of pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA for approval of the manufacture, marketing and commercial shipment of the product. The testing and approval process is likely to require substantial time, effort and resources, and we may be unable to obtain approval on a timely basis, if at all. Regarding any BLA, the FDA may take a number of actions, including the following:

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

      Any diagnostic products developed by us or our corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness:

•	Class I — (general controls) — e.g., labeling, premarket notification and adherence to GMP and quality system regulation, or QSR;

•	Class II — (general controls and special controls) — e.g., performance standards and postmarket surveillance; and

•	Class III — (premarket approval).

      Before a new device can be marketed, its manufacturer generally must obtain marketing clearance through either a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application, or PMA. A 510(k) clearance typically will be granted if a company establishes that its device is “substantially equivalent” to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of a PMA. A 510(k)

clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical trials. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from 4 to 12 months from the date of submission to obtain clearance of a 510(k) submission. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the PMA process. An FDA determination of “not substantially equivalent,” a request for additional information, or the requirement of a PMA could delay market introduction of products that fall into this category. Furthermore, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of any device, cleared through the 510(k) process would require new 510(k) submissions.

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

Competition

      The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent cancers, infectious diseases and autoimmune diseases, including the following:

•	pharmaceutical companies;

•	biotechnology companies;

•	academic institutions; and

•	other research organizations.

      Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all.

      IDEC’s product, Zevalin, received FDA approval for commercial sale in the United States in February 2002. Zevalin has been approved for the treatment of NHL, the indication for which we are seeking approval to sell BEXXAR therapy in the United States Consequently, IDEC could have a significant advantage over us in sales and marketing of Zevalin due to the fact that Zevalin has progressed further in the regulatory approval process than BEXXAR therapy.

      Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, preclinical and clinical development, obtaining regulatory approval and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring and developing technologies complementary to our programs. We face competition with respect to the following:

•	product efficacy and safety;

•	timing and scope of regulatory approvals;

•	availability of resources;

•	reimbursement coverage;

•	product price; and

•	patent position.

      Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to perform the following:

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

      However, our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current adjuvant products. We have limited experience producing commercial quantities of any product, or in producing clinical-grade or commercial amounts of our proprietary antigen-based products, including recombinant proteins or antibodies. Although we currently manufacture limited quantities of some antigens and several adjuvants, and are capable of clinical GMP manufacturing of both adjuvants and some finished vaccine products, we intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. We expect this strategy to allow the following:

•	accelerate the scale-up of manufacturing processes to commercial scale;

•	reduce initial capital investment;

•	result in competitive manufacturing costs; and

•	provide access to a wide range of manufacturing technologies.

      We intend to use contract manufacturers for most of the preclinical and clinical requirements for BEXXAR therapy and for all of our commercial needs with respect to BEXXAR therapy. Our collaboration agreement with GSK provides for GSK participation in the planning, management and funding of manufacturing development. We have entered into an agreement with Boehringer Ingelheim Pharma KG, or BI Pharma KG, to produce bulk Anti-B1 antibody tositumomab, or tositumomab, a key component for BEXXAR therapy, for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill, finish and packaging services. We have committed to minimum annual order quantities of tositumomab from BI Pharma KG. The minimum annual order for 2003 is approximately $5.3 million. BI Pharma KG has limited experience producing, labeling and packaging tositumomab, and they may be unable to produce our requirement in commercial quantities or with acceptable quality.

      We have entered into an agreement with MDS Nordion, Inc., or Nordion, for radiolabeling for the United States supply the tositumomab component of BEXXAR therapy at Nordion’s centralized radiolabeling facility. This agreement expires on May 31, 2004. We are actively negotiating with Nordion to enter into a new agreement to radiolabel tositumomab. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

      If the FDA approves BEXXAR therapy for marketing, we expect that production for commercialization will consist of (i) producing bulk tositumomab by BI Pharma KG, (ii) filling and labeling of individual product vials with tositumomab by another third-party supplier and/or BI Pharma KG, and (iii) radiolabeling of tositumomab at Nordion. Although we plan to develop additional suppliers for these services, we expect to rely on our current suppliers for all or a significant portion of our requirements for BEXXAR therapy for the foreseeable future. We are aware of only a limited number of manufacturers capable of producing tositumomab in commercial quantities or radiolabeling the antibody with the (131)I radioisotope on a commercial scale. Establishing and qualifying a new facility to centrally radiolabel antibodies could take 3 years or longer and could involve significant expense. Radiolabeled antibody cannot be stockpiled against future shortages due to the 8-day half-life of the (131)I radioisotope. Accordingly, any change in our existing or planned contractual relationships with, or interruption in supply from, our producer of unlabeled antibody or our radiolabeler would harm our ability to complete our ongoing clinical trials and to market BEXXAR therapy, if approved.

Marketing and Distribution

      As a result of our May 2002 reduction in force we no longer have a direct sales force for the potential launch of BEXXAR therapy. Our ability to market BEXXAR therapy, if approved, will be contingent upon recruiting, training and deploying the necessary sales and marketing force, as well as GSK’s performance under our BEXXAR collaboration agreement. The unique properties of BEXXAR therapy require tightly controlled distribution of the product. Due to its radioactive component, BEXXAR therapy is shipped in shielded containers and must arrive at its destination within 24 to 48 hours of production. BEXXAR therapy must also be temperature controlled during shipment. We will rely on many third-party suppliers to process orders and to package, store and ship BEXXAR therapy. We are working with suppliers to minimize risk and loss of inventory and provide efficient service to customers in the event BEXXAR therapy is approved for commercial sale. These third party suppliers may be unable to handle BEXXAR therapy in a manner that will minimize loss of or damage to inventory. We have entered into a contract for storing and shipping of BEXXAR therapy in the United States. We may negotiate other contracts for handling of BEXXAR therapy before it is delivered to the customer. We may be unable to maintain or establish relationships with third parties or build in-house distribution capabilities requirements for North America.

      We and Amersham Health have agreed to register BEXXAR therapy in Europe for the treatment of certain types of NHL and we have agreed that Amersham Health will market BEXXAR therapy in Europe. We will be responsible for generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of BEXXAR therapy in Europe. BEXXAR therapy will be registered by Amersham Health under a different trade name in Europe. We may be unable to attain market approval in Europe. Following potential European approval, we may be unable to maintain or establish relationships with third parties to effectively commercialize BEXXAR in Europe.

Employees

      As of December 31, 2002, we had 366 employees, 52 of whom hold degrees at the doctorate level. Of these employees, 200 are engaged in, or directly support research and development activities, 61 are in production, and 105 are in administration and business positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 2.     Properties

      We conduct operations at three sites. Our headquarters are in Seattle, Washington, where we lease approximately 96,000 square feet of laboratory, discovery, research and development, manufacturing and general administration space. In South San Francisco, California, we maintain an additional 151,000 square feet of laboratory, research and development, and general administration space. In addition, we own a 35-acre complex near Hamilton, Montana which includes a 60,000 square foot building containing laboratory, pilot plant, commercial manufacturing, marketing and administrative facilities. The lease for the Seattle facility expires in January 2005, with an option to renew for two additional 5-year periods. The lease for the South San Francisco facility expires in 2010, with an option to renew for two additional 5-year periods. We believe our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

      On October 15, 2002, we entered into a lease agreement with Life Sciences Building, LLC to house our future headquarters at the Ninth & Stewart Lifesciences Building in Seattle, Washington. The lease provides us with approximately 138,000 square feet of office and laboratory space. The lease will commence on November 1, 2004 if certain improvements to the building are substantially completed and the term of the lease is 15 years. In January 2003 we guaranteed a portion of our obligations under the lease in the form of a letter of credit in the amount of approximately $4.5 million.

Item 3.     Legal Proceedings

      We are currently involved in litigation with IDEC. IDEC filed a complaint in the United States District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain of our patents related to IDEC’s ZevalinTM product for the treatment of NHL. We, GSK and the Regents of the University of Michigan filed a lawsuit in the United States District Court, District of Delaware, alleging that IDEC’s activities since ODAC’s recommendation for approval of Zevalin infringes our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537. Issued claims in the subject patents cover composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we, GSK and the Regents of the University of Michigan are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. The United States District Court, Southern District of California has consolidated the Delaware and Southern District of California cases and the cases are proceeding before that court. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

     Price range of common stock

      Our common stock has been quoted on Nasdaq under the symbol “CRXA” since our initial public offering in October 1997. Prior to this date our common stock did not trade publicly.

      The following table shows our high and low sales prices of our common stock as quoted on Nasdaq for each of the quarters indicated.

	High	Low

2001
First Quarter	$30.13	$7.06
Second Quarter	22.50	6.25
Third Quarter	17.91	6.87
Fourth Quarter	16.90	9.50
2002
First Quarter	16.00	5.38
Second Quarter	7.19	4.48
Third Quarter	6.98	5.25
Fourth Quarter	9.23	6.03

      As of February 18, 2003 we had 1,649 holders of record of our common stock.

     Dividend Policy

      We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

     Recent Issuance of Unregistered Securities

      As payment of our preferred stock dividend, on April 8, 2002 we issued to Castle Gate LLC 73,529 shares of our common stock at $5.54 per share for an aggregate value of approximately $407,000 and on December 30, 2002 we issued to Castle Gate LLC 73,299 share of our common stock at $6.35 per share for an aggregate value of approximately $465,000. We issued the shares in a private placement exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

      On June 24, 2002, we issued 4,599 unregistered shares of our common stock to McMaster University in consideration for an assignment of a patent. The shares that we sold to McMaster University were exempt from registration under Rule 506 of the Securities Act of 1933, as amended, because McMaster University is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

      On August 1, 2002, we issued 5,000 unregistered shares of our common stock to the University of Washington in consideration for a license to a patent and certain other proprietary technology owned by the University of Washington. The shares that we sold to the University of Washington were exempt from registration under Rule 506 of the Securities Act of 1933, as amended, because the University of Washington is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

      On August 14, 2002 we sold 7,322,562 shares of our common stock for $6.13 per share and issued 5-year warrants at a purchase price of $0.125 per share to purchase 1,244,836 shares of Corixa common stock at an exercise price of $6.13 per share, in a private placement to certain institutional and other accredited investors. We sold the shares and issued the warrants pursuant to a securities purchase agreement with the institutional and other accredited investors named on Exhibit A to the securities purchase agreement. We sold the shares and issued the warrants in a private placement exempt from registration under rule 506 of Regulation D and Section 4(2) of the Securities Act. The shares became registered pursuant to a registration statement on Form S-3 that we filed on August 16, 2002 and that became effective on August 27, 2002.

      On December 4, 2002, we sold 636,173 shares of our common stock to Amersham Health at a price per share of $7.86 for a total purchase price of $5 million. We sold the shares of common stock pursuant to our October 2001 collaboration agreement with Amersham Health. We issued the shares in a private placement exempt from registration under Rule 506 Regulation D and Section 4(2) of the Securities Act.

      On December 9, 2002, we delivered a draw down notice to BNY Capital Markets, Inc., or CMI, in accordance with the terms of the equity line financing agreement between us and CMI and, as a result, a draw down period commenced on December 10, 2002 and terminated on December 12, 2002. Pursuant to the equity line financing agreement, CMI purchased an aggregate of 338,609 shares of our common stock at an average price per share of $7.75 for a total purchase price of $2,625,000. The price at which CMI purchased these shares from us was established under the equity line financing agreement by reference to prices of our common stock on the Nasdaq National Market for the period beginning December 10, 2002 and ending on December 12, 2002, net of a discount of 2%.

     Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,656,221	$12.06	2,645,681
Equity compensation plans not approved by security holders	—	—	—

Total	9,656,221	$12.06	2,645,681

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Collaborative agreements	$46,134	$55,128	$34,643	$25,035	$17,003
Government grants	2,604	2,937	2,331	1,463	1,267

Total revenue	48,738	58,065	36,974	26,498	18,270
Operating expenses:
Research and development	98,359	139,873	61,945	41,962	27,436
Sales, general and administrative	22,249	22,650	6,702	3,743	2,672
Intangible amortization	439	56,084	4,457	587	—
Acquired in-process research and development	—	—	629,700	37,637	12,021
Goodwill impairment	161,060	—	—	—	—

Total operating expenses	282,107	218,607	702,804	83,929	42,129

Loss from operations	(233,369)	(160,542)	(665,830)	(57,431)	(23,859)
Interest and other income, net	25,970	12,505	4,999	2,673	2,543

Loss before cumulative effect of change in accounting principle	(207,399)	(148,037)	(660,831)	(54,758)	(21,316)
Cumulative effect of change in accounting principle	—	—	(6,338)	—	—

Net loss	(207,399)	(148,037)	(667,169)	(54,758)	(21,316)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Preferred stock dividend	(767)	(1,730)	(9,887)	(6,008)	—

Net loss applicable to common stockholders	$(208,166)	$(149,767)	$(677,056)	$(60,766)	$(21,316)

Basic and diluted loss per share before cumulative effect of change in accounting principle(1)	$(4.67)	$(3.66)	$(32.00)	$(3.91)	$(1.75)
Cumulative effect of change in accounting principle per share	—	—	(0.30)	—	—

Basic and diluted net loss per common share(2)	$(4.67)	$(3.66)	$(32.30)	$(3.91)	$(1.75)

Shares used in computation of basic and diluted net loss per common share	44,611	40,961	20,961	15,528	12,172

Pro forma amounts assuming the accounting change is applied retroactively(1):
Net loss				$(54,042)	$(28,370)

Net loss per common share				$(3.87)	$(2.33)

Net loss applicable to common stockholders, as if FAS 141 and 142 had been adopted at the beginning of January 1, 2000 (See Note 3 below)		$(94,122)	$(673,039)

Basic and diluted net loss per share as adjusted		$(2.30)	$(32.11)

(1)	Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees based on the guidance provided in SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” See Note 1 of Notes to Consolidated Financial Statements.

(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of the number of shares and the method used to calculate basic and diluted net loss per share.

(3)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” See Note 1 of Notes to Consolidated Financial Statements.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$116,757	$118,723	$194,738	$45,553	$45,141
Working capital	55,792	41,824	144,504	20,919	36,979
Total assets	196,106	367,382	504,334	92,480	61,184
Long-term obligations, less current portion	6,920	27,657	33,422	11,426	11,835
Redeemable common stock	—	2,000	2,000	2,000	—
Accumulated deficit	(1,110,641)	(903,242)	(755,205)	(88,036)	(33,278)
Total stockholders’ equity	128,392	281,765	404,575	58,781	42,184

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

Summary of Critical Accounting Policies

      In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policies for the year ended December 31, 2002, to be critical:

Revenue

      Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Generally our collaborative agreements have included a research and development phase that span a specified time period. However, in certain cases the collaborative agreement specifies a research and development phase which culminates with the completion of a development work-plan but does not have a fixed date and requires us to estimate the time period over which to recognize revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering experience with similar projects, level of effort and stage of development. If our estimate of the research and development time period increases the amount of revenue we recognize related to up front license and technology access fees for a given period would decrease.

Asset Impairment

      On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we performed a transitional impairment test on our recorded intangible assets that consisted primarily of acquisition related goodwill and lease intangibles. We also performed a subsequent interim impairment test on March 13, 2002, due to the presence of impairment indicators as described in Note 1 to the Consolidated Financial Statements. This impairment test involved a two-step approach. Step one required estimating the fair value of the company and comparing it to the carrying value of recorded and unrecorded assets. Since the carrying value of the recorded and unrecorded assets exceeded the estimated fair value, we performed the second step that required allocating the fair value to all of our assets and liabilities, including unrecorded intangibles, to determine the deemed fair value, if any, of goodwill. Both steps required us to make significant assumptions and estimates, including determining our fair value and the fair value of our assets and liabilities. In addition, this process required us to estimate future cash flows from our research and development projects in process and the applicable discount rates. We engaged an independent third-party valuation specialist to assist us in our impairment analysis. The analysis resulted in a $161.1 million goodwill impairment charge in the first quarter of 2002, which represented the write-off of all goodwill existing as of the date of the test. In the event of future acquisitions that result in goodwill being recorded, we will be required to perform this test on at least an annual basis.

      Our intangible assets at December 31, 2002 consist primarily of facility leases assumed in the Coulter acquisition, which were recorded at fair value on the acquisition date. We expect to record losses related to these leases as we enter into sublease arrangements in the future.

Commitments and Contingencies

      We are involved in certain legal proceedings as discussed in Note 14 to the Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcomes of the cases are not known. However, an unfavorable outcome of the litigation with IDEC could have a materially adverse effect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

Overview

      For over 8 years, we have been engaged in discovery and development of innovative immunotherapeutic products to address debilitating and life-threatening conditions caused by cancer, infectious disease and autoimmune disease. Creating successful immunotherapeutic products requires understanding and directing the body’s immune system to prevent and fight disease. Variations in disease-causing organisms and human genetics make immunotherapeutic product development a challenging, complex undertaking, but one that we believe will have a significant impact on human health in the coming years. For the years ended December 31, 2002, 2001 and 2000, approximately 95%, 95% and 94%, respectively, of our revenue resulted from collaborative agreements, and approximately 5%, 5% and 6%, of our revenue resulted from funds awarded through government grants. As of December 31, 2002, we had total stockholders’ equity of $128.4 million.

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

      Our material collaborative agreements that continue to provide us with funding include the following:

•	Kirin. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we granted Kirin exclusive rights to develop and market vaccine products resulting from our WT1 antigen vaccine program in Asia/ Australasia. We and Kirin have agreed to share WT1 vaccine commercialization rights and Kirin has agreed to fund one-half of the research and development costs in North America. We will retain marketing rights for the potential vaccine in Europe. Upon effectiveness of the agreement, Kirin paid us $3 million in up front license fees, which is being recorded as revenue over the estimated research and development term. Under the terms of the agreement, Kirin has agreed to co-fund development of WT1 vaccine products and pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia.

Kirin has the right to terminate our agreement in the event of our material breach. If Kirin terminates our agreement because of our material breach within 18 months after the effective date of the agreement, Kirin may choose to have us pay a termination fee rather than pursue any other rights and remedies. Kirin may also choose not to terminate the agreement for our material breach, no matter when the breach occurs, but instead may keep its licenses intact rather than pursue any other rights and remedies, in which case all of Kirin’s payment obligations to us will be reduced. Kirin also has the right to terminate our agreement at any time in North America, Asia or both territories, and in any of these cases Kirin must pay us a termination fee. Both we and Kirin have the right to terminate the agreement before commercial launch of the first product if together we determine there are no products worthy of further development or if any product causes a serious adverse event. However, if Kirin chooses to terminate the agreement for development or adverse event reasons, we have the right to continue product development ourselves and depending on further development Kirin may be obligated to pay us a termination fee. If we choose to terminate the agreement for development or adverse event reasons, Kirin will have the right to continue product development and pay us royalties in the event of product sales. Kirin also has the right to terminate our agreement in the event product development and commercialization is prevented due to certain third party intellectual property positions. Kirin also has the right to terminate our agreement if no product has successfully completed clinical trials by ten years after the effective date, if no product has achieved regulatory approval in the United States or Japan by 12 years after the effective date, our performance is delayed by at least 18 months as a result of force majeure or we terminate or breach a third party license under which Kirin is a sublicensee and as a result Kirin is sued or Kirin’s rights under our agreement are materially diminished. In addition, Kirin also has the right to terminate the agreement for our bankruptcy or insolvency.

•	Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health has agreed to market BEXXAR therapy in Europe. We and Amersham Health will cooperate to register BEXXAR in Europe. Amersham Health will be the holder of the MAA for BEXXAR therapy in Europe. We will be responsible for the generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for the manufacture and sale of BEXXAR in Europe. Upon execution of the agreement Amersham Health purchased 271,343 shares of our common stock at a price of $18.43 per share, which represented a forty percent premium of approximately $1.4 million to the then current market value of our common stock. The premium has been accounted for as a nonrefundable license payment and was deferred and is being recognized as revenue ratably over the term of the agreement, consistent with our revenue recognition policy. On December 4, 2002, in accordance with the terms of the agreement, we sold 636,173 shares of our common stock to Amersham Health for a total purchase price of $5 million in cash. At our option, Amersham Health has agreed to purchase from us an additional $5 million of our common stock at market value on or before April 26, 2003. In addition, Amersham Health has agreed to pay us milestone payments upon regulatory approval in Europe as well as milestone payments based on achievement of certain sales volume targets. Amersham Health has agreed to pay us royalties on all future product sales in Europe. Amersham Health has the right to terminate our agreement for our material breach, insolvency, after October 2004 or if commercialization of BEXXAR in Europe is blocked because another product is given orphan drug status or if the EMEA does not validate our MAA because the EMEA determines that the MAA is not sufficient.

•	Medicis and Zenyaku Kogyo. In August 2000, we entered into a multiyear development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVAC treatment, with Medicis. Under the agreement we provide Medicis exclusive rights to PVAC treatment in the United States and Canada. We are predominately responsible for development and manufacturing, and

Medicis will be responsible for commercialization and distribution. Under the terms of the agreement, Medicis may be required to pay us license fees, research funding and earned milestone payments, including commercialization and cumulative net sales threshold milestone payments. Medicis made a nonrefundable payment of $17 million upon effectiveness of the agreement. Additionally, upon commercial sale of the product, Medicis has agreed to purchase inventory from us and pay a royalty on net sales of the product.

In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for researching and developing PVAC treatment. Under the agreement we granted Zenyaku Kogyo exclusive rights to PVAC treatment in Japan. In May 2002 the 3-year research term of the agreement expired and Zenyaku Kogyo’s research funding obligation ceased. Under the terms of the agreement, Zenyaku Kogyo’s rights to PVAC treatment in Japan continue and they are required to make future milestone payments based on successful clinical and commercial progress, and a royalty stream on future product sales.

Each of Medicis and Zenyaku Kogyo has the right to terminate its respective agreement upon our material default or insolvency. In addition, Medicis has the right to terminate our agreement if we fail to meet development milestones as a result of force majuere. Medicis also has the right to terminate our supply agreement if we fail to supply commercial product two or more times in any 5-year period or three times during the term of the agreement or if, after a failure to supply, we cannot resume supply within 18 months. If Medicis terminates our supply agreement for any of these reasons, our royalty from Medicis would materially decrease. Zenyaku Kogyo has the right to terminate our agreement after receipt of the final report from our next PVAC treatment Phase II clinical trial, which we expect during 2003, if we and Zenyaku Kogyo decide not to proceed with PVAC treatment Phase III clinical trials or after commercial launch of PVAC treatment, if PVAC treatment is not sufficiently profitable or the sale of PVAC is barred by the Japanese government.

•	Zambon Group and the Pharmaceutical Division of Japan Tobacco. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the 3-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non-small cell lung cancer vaccine. In addition, Zambon’s option to sell $2.0 million of our common stock back to us expired upon termination of the research phase. In December 2002, we recorded a milestone payment of $1.0 million from Zambon in connection with the filing of our IND for a lung cancer vaccine candidate in the United States. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program, in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non small cell, lung carcinoma vaccine candidate in Japan. Under the terms of our amended agreement with JT, JT will continue to hold an exclusive license to this vaccine candidate for development and commercialization in Japan, and we will hold all rights in North America and in those territories not previously licensed to Zambon. In connection with the restructuring of the JT agreement, we and JT have agreed to pay each other fees, milestones and royalties in the event that development milestones and product sales are achieved.

•	GSK. Effective September 1998, we entered into a comprehensive corporate partnership with GSK. Under the agreement we granted GSK an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership. We also granted GSK license rights to develop, manufacture and sell passive immunotherapy products, such as T cell or antibody therapeutics, and therapeutic drug monitoring products, in each case that incorporate these antigens. GSK’s rights under the agreement are co-exclusive with us in Japan with respect to tuberculosis.

The rights that we granted to GSK under the collaboration and license agreement covered:

•	our cancer antigen discovery programs in breast, colon, ovarian and prostate cancer;

•	our HER-2/neu breast and ovarian cancer vaccine program;

•	our mammaglobin breast cancer vaccine program; and

•	our infectious disease antigen discovery programs in C. pneumoniae, C. trachomatis and Mycobacterium tuberculosis.

To the extent that clinical and commercial milestones in the programs are achieved, GSK is required to make payments to us. The individual amounts of such payments vary, depending on the milestones achieved and the types of product sold. GSK is also required to pay us future royalty payments on all products sales, which royalties vary depending on the types of products sold. On August 31, 2002 the funded research and development period of our collaboration and license agreement with GSK terminated in all of the cancer fields covered by the agreement. GSK extended the funded research and development period for an additional 2 years through August 2004 for the research and development programs for tuberculosis and chlamydia vaccines. Under the terms of the extension, GSK is required to fund one-half of the actual cost of the tuberculosis program and the cost of the chlamydia program for a 2-year period.

In January 2003, we and GSK entered into new agreements to further advance the development of multiple solid tumor vaccines. One of the new agreements extends our and GSK’s collaborative efforts into vaccine development and potential proof-of-principle clinical trials. Under the terms of this new agreement, GSK granted us a worldwide, exclusive license to develop a vaccine candidate for prostate cancer and a vaccine candidate for breast cancer. As a part of this agreement, GSK retains the option to buy-back exclusive worldwide rights for either or both vaccine candidates following the completion of proof-of-principle clinical trials. If GSK exercises its buy-back rights, we have the option of participating in further development, up to and including a sharing of promotion rights in the United States. The buy-back price will be based on our research costs incurred under this new agreement, plus a premium of 25% and up to an additional $3.0 million depending on the stage of development at the time GSK exercises its buy-back option. In the event GSK does not exercise its buy-back option, we will be free to develop the vaccines alone or with other partners and have agreed to pay GSK success-based milestones and royalties in the event of product sales. Under our new agreement, we will be responsible for providing resources and development funding of up to $32 million to complete proof-of-principle clinical studies over a period of time in excess of 5 years. This funding will be used to pay for GMP grade material, production and clinical trials for prostate and breast vaccine development efforts.

Under the original agreement, GSK will continue development of an alternative version of the prostate cancer vaccine at its own expense and has agreed to pay us milestones and royalties on potential product sales. Under the original agreement, GSK is also continuing the development of our HER-2/neu vaccine. A proprietary formulation of this vaccine has been manufactured by GSK and an IND application has been approved for the product’s clinical testing in the United States. GSK has also agreed to pay us milestones and royalties on potential product sales of our HER-2/neu vaccine.

In a related new agreement, we acquired vaccine and antibody development rights from GSK to all ovarian cancer antigens whose discovery resulted from the original agreement. In this related agreement we also acquired from GSK all cancer diagnostic rights and T cell adoptive cancer immunotherapy rights for all cancer antigens discovered by us in the breast, prostate, colon and ovarian cancer fields as well as for the HER-2/neu and mammaglobin antigens.

GSK has the right to terminate any of these agreements in the event of our material default of such agreement, or our bankruptcy or insolvency. If we materially breach our original agreement with GSK,

GSK may as an alternative to terminating the agreement, continue its licenses with a reduction in the amounts owed to us as potential milestones and royalties. Under our original agreement, GSK also has the right for any reason with 6 months prior notice to terminate its licenses in the breast, prostate and colon fields and for the HER-2/neu and mammaglobin antigens, although this termination right does not apply to the breast cancer vaccine candidate and prostate cancer vaccine candidate that GSK has licensed to us under one of the new agreements. Also under the original agreement, GSK has the right for any reason with 6 months prior notice to terminate its licenses in the tuberculosis and chlamydia fields after August 2004. In addition, under our original agreement, if an acquisition of us results in a material breach of that agreement, GSK would have the right to terminate that agreement and we and any of our employees that remain employees of us or our acquiror would be precluded from working in any of the disease fields covered by our original agreement with GSK for 2 years after such termination.

If we materially breach our new agreement for the development of a breast cancer vaccine candidate and prostate cancer vaccine candidate because of our failure to perform the development program, the rights to those vaccine candidates will revert to GSK and we will also be deemed to be in material breach of our new agreement under which we acquired from GSK the ovarian cancer rights and diagnostic and T cell product rights related to our cancer antigens that were included in our original agreement. If GSK terminates our new agreement that covers ovarian cancer, diagnostics and T cell products, because of our material breach, all of the rights under that agreement will revert to GSK with the exception of any rights we may have granted to any third parties before the termination, and we will be required to pay GSK twice the amount of revenues we receive from those third parties as would have paid had the agreement not been terminated for our material breach.

As a result of our acquisition of Coulter in 2000, we acquired the 1998 collaboration agreement between Coulter and GSK for the development and commercialization of BEXXAR therapy, for which we have completed Phase III clinical trials in the United States and which is the subject of a BLA currently under review by the FDA for the treatment of NHL. Under the agreement, as amended in April 2000, GSK’s territory was reduced to the United States and, following regulatory approval of BEXXAR therapy, GSK would be required to pay us a milestone payment. Under the agreement, GSK also provided to us a $15 million credit line, which was fully drawn in December 2000 (terms and conditions of the credit line are discussed further in Footnote 2 in the Notes to the Consolidated Financial Statements). On December 17, 2002 we presented data on BEXXAR therapy at an ODAC meeting. ODAC agreed that the data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in rituximab-refractory patients and clinical utility in chemotherapy-refractory, low-grade and follicular NHL, with or without transformation. Under the terms of the agreement, GSK has agreed to reimburse us for certain development costs and pay us for the achievement of certain defined clinical development, regulatory and sales milestones. In 2002, we recognized $7 million for the reimbursement of clinical and other development costs from GSK.

We and GSK have agreed to co-market BEXXAR in the United States and share revenue, cost of goods sold, sales and marketing costs and other costs associated with BEXXAR related activities. Currently, we share the pre-launch cost of marketing associated with preparation of the potential commercialization of BEXXAR. For 2002, our share of these expenses was $4.9 million and has been classified as sales, general and administrative expense.

We have several license and supply agreements with GSK, granting GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing. These agreements grant GSK exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreements, GSK pays annual license fees, milestones, transfer payments and future royalty payments.

We have an outstanding loan from GSK in the amount of $5 million, which amount, together with all accrued unpaid interest is due on September 1, 2003. At GSK’s option, GSK may choose to receive the outstanding principal and accrued unpaid interest in cash or shares of our common stock at an undisclosed premium to the then-current fair market value of our common stock.

Amounts receivable from GSK at December 31, 2002 and 2001 were $6.2 million and $2.9 million, respectively. For the years ended December 31, 2002, 2001 and 2000, approximately 47%, 49% and 41% of our revenue resulted from collaborative agreements with GSK.

•	Wyeth. We have license and supply agreements with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing. These agreements grant Wyeth exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreements, Wyeth pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $2.0 million, $906,000 and $962,000 in 2002, 2001 and 2000, respectively.

      As of December 31, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development, or IPR&D, costs associated with our acquisitions and $221.2 million is attributable to goodwill related charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. As noted above, the funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program costs in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

     Fiscal Years Ended December 31, 2002, 2001 and 2000

Revenue

      Our revenue was $48.7 million for 2002, $58.1 million in 2001 and $37.0 million in 2000. The 2002 decrease compared with 2001 is primarily due to payments received in 2001, including a $6.0 million milestone payment for the achievement of certain clinical trial related milestones in connection with BEXXAR therapy from our collaborative agreement with GSK, $2.3 million from our ex-vivo agreement with IDRI and $2.0 million related to the expiration of the research phase of our vaccine development collaborative agreement with GSK. These decreases were partially offset by increased revenue of approximately $2.7 million from our collaborative agreement with Beaufour Ipsen related to our proprietary ANERGIX vaccine platform. 2002 revenue includes a milestone payment of $1 million from Zambon for the filing of our IND for a lung cancer vaccine in the United States. The 2001 increase compared to 2000 was primarily due to $6.9 million of reimbursement revenue from our collaborative agreement for BEXXAR therapy with GSK, a $6.0 million milestone payment for the achievement of certain clinical trial related milestones in connection with BEXXAR therapy from our collaborative agreement with GSK and $3.5 million related to our agreement covering our psoriasis immunotherapeutic product, PVAC treatment with Medicis. 2000 revenue includes $1.5 million in milestone payments for the completion of our initial Phase I/ II clinical trial related to ANERGIX.RA and acceptance of the IND application related to PVAC treatment for psoriasis.

      Revenue under government grants and contracts in 2002 was $2.6 million, $2.9 million in 2001 and $2.3 million in 2000. We expect revenue to fluctuate in the future depending on our ability to enter into new collaboration agreements, timing and amounts of payments under our existing collaboration agreements and our ability to commercialize our potential products.

      Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees based on the guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

Expenses

     Research and Development Expenses

      Our research and development expenses were $98.4 million for 2002, $139.9 million in 2001 and $61.9 million in 2000. The 2002 decrease compared with 2001 is due primarily to a reduction in deferred compensation expense of $11.9 million related to options assumed in the Coulter acquisition, a reduction in the purchase of third-party manufactured materials of $8 million, payroll and personnel expenses of $8.2 million related to our workforce reduction in South San Francisco, and a decrease in clinical development activity of $5.8 million, offset by an increase of $3.9 million in facility expenses due in part to additional leased space in South San Francisco. We intend to offset South San Francisco facilities cost through subleases in the future. The 2001 increase compared with 2000 is due primarily to an increase of $44.3 million related to the cost associated with our research and development activities in our South San Francisco facility subsequent to the acquisition of Coulter in December 2000, $12.5 million of deferred compensation expense related to options assumed in the Coulter acquisition and the expense of raw material purchased in anticipation of regulatory approval in 2001 of $9.7 million. In accordance with our accounting policy regarding research and development expenses, we do not capitalize these costs prior to product approval. We expect research and development expenses to increase or remain stable in the future as we continue to pursue our clinical and preclinical activities.

      Our research and development activities can be divided into research and preclinical programs and clinical development programs to treat cancer, infectious disease and autoimmune disease. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in millions):

	2002	2001	2000

Research and preclinical programs	$45.0	$74.3	$41.9
Clinical development programs	53.4	65.6	20.0

Total research and development	$98.4	$139.9	$61.9

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

      We recorded deferred compensation of $29.2 million associated with the Coulter acquisition in 2000, which represents the intrinsic value of the unearned options of Coulter employees existing at the date of acquisition. Deferred compensation is being amortized on a graded vesting method over the remaining vesting period of the options. We amortized $1.3 million and $13.2 million of deferred compensation to research and development expense in 2002 and 2001, respectively. We expect deferred compensation expense to decrease in 2003 and future years due to employee attrition, employee stock options vesting and the declining impact from using the graded vesting approach for calculating deferred compensation expense.

     Sales, General and Administrative Expenses

      Our sales, general and administrative expenses were $22.2 million for 2002, $22.7 million in 2001 and $6.7 million in 2000. The 2002 decrease compared with 2001 was due primarily to reduced marketing and sales expenses of $1.7 million related to our workforce reduction in South San Francisco and a reduction in deferred compensation expense of $1.3 million related to options assumed in the Coulter merger. These decreases were partially offset by an increase in facility expenses of $730,000 due in part to additional leased space in South San Francisco. The 2001 increase compared with 2000 was primarily due to $14.2 million related to the cost associated with our South San Francisco facility subsequent to the acquisition of Coulter in December 2000. We also recognized expense of $4.9 million and $3.5 million in 2002 and 2001, respectively for our portion of pre-launch marketing costs associated with BEXXAR therapy. We expect sales, general and administrative expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities.

     Intangible Amortization and Goodwill Impairment

      Our intangible amortization expense was $439,000 for 2002 compared to $56.1 million for 2001 and $4.5 million for 2000. Effective January 1, 2002, we adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test, or more frequently if impairment indicators arise. We will continue to amortize separable intangible assets that are not deemed to have indefinite useful lives. As such, we will continue to amortize the acquired lease and adjuvant know-how over their useful lives. In accordance with the transition provision of SFAS 142 an evaluation of goodwill and other intangibles was done on January 1, 2002 and no indication of impairment existed at that time.

      On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapy. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy.

      Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two step approach. Under step one of the test we compared our estimated fair value based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded our fair value, we performed step-two of the test which involved allocating our fair value (the reporting unit) to all of our assets and liabilities to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge in the first quarter of 2002.

     Acquired In-Process Research and Development

      We recorded IPR&D expense of $629.7 million in 2000 as a result of our December 22, 2000 acquisition of Coulter. We purchased Coulter for approximately $917.1 million, which consideration consisted of 19,114,649 shares of our common stock valued at $806.8 million, assumed Coulter stock options valued at $132.4 million, less $29.2 million associated with the intrinsic value of unvested options, and transaction costs of approximately $7.1 million. The $29.2 million was recorded as deferred compensation and is being amortized as compensation expense over the remaining vesting periods of up to four years. As a result of the acquisition, we recorded an acquired IPR&D charge of $629.7 million and acquisition-related intangibles of $223.9 million, which included goodwill of $204.6 million, an assumed lease arrangement of $15.4 million and an assembled workforce of $3.9 million, which was subsequently reclassified to goodwill as a result of the adoption of SFAS 142.

      Acquired IPR&D for the above acquisition represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective markets for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; product sales cycles; and the estimated life of a product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rate utilized to discount projected cash flows ranged from 30% to 55% for in-process technologies and was based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

      At the acquisition date, Coulter’s IPR&D projects consisted of BEXXAR therapy, a radioisotope, (131)Iodine, or (131)I, combined with a monoclonal antibody that recognizes and binds to the CD20 antigen, an antigen commonly expressed on the surface of B cells primarily during that stage of their life cycle when NHL arises; 64G12, a monoclonal antibody that binds to sub-unit one of the type I interferon receptor and neutralizes the activity of all type I interferons and may provide therapeutic benefit in a number of autoimmune diseases, including RA, systemic lupus erythematosus, Crohn’s disease, graft-versus-host disease and solid organ transplantation rejection and CPI-0004, a tumor activated peptide, or TAP, a proprietary molecule based on a peptide of four amino acids that is linked to doxorubicin. CPI-0004 is designed to deliver significantly higher levels of doxorubicin to a tumor site relative to normal tissues. Doxorubicin, is an off-patent chemotherapeutic drug that currently is used in treating a number of solid tumor cancers. In the second quarter of 2002 we sold specific preclinical assets to Medarex, Inc., including 64G12 and CPI-0004.

      On December 17, 2002 we presented data on BEXXAR therapy, our most advanced product candidate, at an ODAC, meeting. ODAC agreed that the data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in rituximab-refractory patients and clinical utility in chemotherapy-refractory, low-grade and follicular NHL, with or without transformation. The FDA is not bound by ODAC’s action, but often takes ODAC’s recommendations into consideration when determining marketing approval of a new product. The new Prescription Drug User Fee Act goal date for the FDA to complete its review of all materials regarding BEXXAR therapy is May 2, 2003.

      We based all of the estimates and projections related to the IPR&D projects for Coulter on assumptions we believed to be reasonable at the time of each acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop these projects, our business, operating results, and financial condition may be adversely affected. As of the date of each acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the projects fail, the economic contribution expected to be made by the in-process research and development will not materialize. The risk of untimely completion includes the risk that competitors will develop alternative products.

Interest Income

      Our interest income decreased to $4.3 million for 2002, from $9.3 million in 2001 and from $5.4 million in 2000. The decrease in interest income is based on lower average investment balances and lower yields compared with prior years.

Interest Expense

      Our interest expense was $2.3 million for the years ended December 31, 2002 and 2001, compared with $810,000 in 2000. The 2001 increase compared with 2000 was primarily attributable to higher loan and capital lease financing balances. Outstanding debt at December 31, 2002, 2001 and 2000 was $32.1 million, $33.4 million and $39.7 million, respectively.

Other Income

      Our other income was $24.0 million for 2002 compared with $5.5 million in 2001 and $431,000 in 2000. The increase in other income for 2002 is primarily attributable to the sale of specific preclinical assets to Medarex in the second quarter of 2002 resulting in other income of $21.0 million. Under the terms of the sale, we received $3.5 million in the form of 356,706 shares of Medarex common stock at the closing of the transaction and received the remaining $17.5 million in five consecutive monthly payments. In addition, we recorded a gain on the sale of fixed assets to Medarex of approximately $1.0 million in the second quarter of 2002. Other income for 2001 includes a gain of $4.5 million on the sale of our investment in Abgenix. Other income for 2000 includes a gain of $216,000 on the partial sale of our investment in Abgenix and $208,000 in sublease rental receipts.

Cumulative Effect of Change in Accounting Principle

      Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees based on the guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” to recognize such fees over the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $3.9 million, or $0.19 per share, comprised of the $6.3 million cumulative effect of the change as described above ($0.30 per share) less $2.4 million of the deferred revenue related to the cumulative effect adjustment that was recognized as revenue during the year ($0.11 per share). Revenue includes $1.5 million for 2002 and $2.4 million for 2001 and 2000 that was previously recognized and included in the cumulative effect adjustment.

Liquidity and Capital Resources

      We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. For the previous three years, we have received cash of approximately $148.5 million from collaborative research agreements and grants, $37.5 million from the issuance of Series B preferred stock under an equity line of credit, approximately $42.8 million from the sale of 7.3 million newly issued shares of our common stock and 1.2 million five-year warrants to purchase our common stock in a private placement to select institutional and other accredited investors, $21 million from the sale of preclinical assets to Medarex, $11.5 million from a bank loan and $2.6 million from the issuance of common stock under our equity line facility with CMI. During 2002, 2001 and 2000 we received total research and development funding of $25.2 million under our vaccine discovery collaboration with GSK.

      As of December 31, 2002, future funding available under terms of our existing agreements is approximately $43.4 million excluding milestone payments, which are contingent upon the success of the research. At our option, Amersham Health has agreed to purchase from us an additional $5 million of our common stock at market value on or before April 26, 2003. As of December 31, 2002, we had approximately $116.8 million in cash, cash equivalents and securities available-for-sale, which includes a certificate of deposit of $6.9 million that secures a financing agreement. We have available to us approximately $72 million under the equity line facility with CMI, subject to certain conditions related to minimum stock price and trading volume.

      The following are contractual commitments at December 31, 2002 associated with debt obligations, lease obligations and credit lines (in thousands):

	Payments Due by Period

Contractual Commitment	Total	1 year	2-3 years	4-5 years	Thereafter

Long-term obligations	$28,094	$23,813	$4,281	$—	$—
Capital lease obligations	3,977	1,339	2,387	251	—
Operating leases	41,771	9,152	14,461	7,614	10,544
BI Pharma	5,293	5,293	—	—	—

Total contractual commitments	$79,135	$39,597	$21,129	$7,865	$10,544

      Included in long-term obligations is a $15 million line of credit that has been fully drawn and at our option may be paid in cash or in shares of our common stock on or prior to the October 2003 maturity date.

      We are also required to pay dividends on our preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

      During 2002, we used $45.0 million of cash in our operations, compared with $65.8 million in 2001 and $23.7 million in 2000. The decrease in cash used in operations from 2001 to 2002 is due primarily to the reduced workforce in our South San Francisco operations. Our investing activities provided cash of $9.5 million in 2002, compared with cash provided of $50.1 million in 2001 and cash used of $30.7 million in 2000. The decrease in cash provided by investing activities in 2002 was primarily due to reduced sales of available-for-sale-securities. Our financing activities provided cash of $49.5 million in 2002 compared with $1.9 million in 2001 and $100.7 million in 2000. The increase in 2002 of cash received from financing activities was due primarily to proceeds of $42.8 million from the sale of our common stock in a private placement to select institutional and other accredited investors.

      For 2002, 2001 and 2000, we invested $6.3 million, $18.1 million and $3.0 million, respectively, in property and equipment.

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

      However, additional financing may be unavailable on acceptable terms, if at all. If sufficient capital is not available, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations.

     New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board, or, FASB, issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will be effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a significant impact on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. This Interpretation does not currently have any impact on our consolidated results of operations, financial position or disclosure.

      On December 31, 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We do not believe there will be a material financial effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated

Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

      At December 31, 2002, we had long-term obligations outstanding of approximately $6.9 million. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

		Estimated	Fair Value	Hypothetical
		Hypothetical	After	Percentage
		Change in	Hypothetical	Decrease in
	Fair Value at	Interest Rate	Change in	Stockholders’
	December 31, 2002	(bp = basis points)	Interest Rate	Equity

	(In thousands)
Assets:
U.S. government agencies and corporate obligations	$69,394	100 bp decrease	$70,656	*
		100 bp increase	68,172	*
		200 bp increase	66,984	1.9%
		300 bp increase	65,835	2.8%
Liabilities:
Long-term obligations	$6,920	100 bp decrease	$7,012	*
		100 bp increase	6,829	*
		200 bp increase	6,742	*
		300 bp increase	6,656	*

*	Less than 1%

Important Factors That May Affect Our Businesses, Our Results of Operations and Our Stock Price.

We are at an early stage of product development and may not be able to successfully commercialize our product candidates.

      We are at an early stage in the development of the majority of our therapeutic, prophylactic and diagnostic product candidates. The development of safe and effective therapies for treating people with cancer, infectious diseases or autoimmune diseases is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance.

      We have not commercialized any products, other than MELACINE vaccine, our melanoma vaccine, which is approved for sale in Canada, and an immunotherapeutic product that has been approved on a named-patient basis in Germany, Spain, Italy and the U.K. which product incorporates our MPL adjuvant, our proprietary adjuvant, added to the product to heighten the immune response to the product’s antigens.

      The FDA is currently reviewing our BLA for BEXXAR therapy, our most advanced product candidate. On December 17, 2002 we presented data on BEXXAR therapy at an ODAC meeting. ODAC agreed that the data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in rituximab-refractory patients and clinical utility in chemotherapy-refractory, low-grade and follicular NHL, with or without transformation.

      The FDA is not bound by ODAC’s action, but often takes ODAC’s recommendations into consideration when determining marketing approval of a new product. We may not be successful in obtaining regulatory approval for BEXXAR therapy or any of our other product candidates, or in commercializing these product candidates if approval is obtained.

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

      Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Data from a Phase III clinical trial of MELACINE vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received MELACINE vaccine versus observation only, showed no statistically significant difference in disease-free survival of the eligible patient population. Recent discussions with the FDA regarding the outcome of this trial have determined that approval of MELACINE vaccine in the United States will require an additional clinical trial. In addition, we may encounter delays, or the FDA may reject our product candidates, based on changes in regulatory policy during the period of product development, extension of the period of review of any application for regulatory approval or other factors beyond our control. Delays in obtaining regulatory approvals

•	would adversely affect the marketing of any products we develop;

•	could impose significant additional costs on us;

•	would diminish any competitive advantages that we may attain; and

•	could adversely affect our ability to receive royalties and generate revenues and profits.

      For example, we filed our BLA for BEXXAR therapy in June 1999 and almost three years later, we have not obtained regulatory approval for BEXXAR therapy. We may not be successful in obtaining regulatory approval for BEXXAR therapy or any of our other product candidates, or in commercializing these product candidates if approval is obtained.

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

      BEXXAR therapy contains a radiolabeled antibody, which is an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into an agreement with BI Pharma KG to produce bulk tositumomab and fill the individual product vials with tositumomab. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging tositumomab, and they may be unable to produce our requirements in commercial quantities or with acceptable quality.

      We have entered into an agreement with Nordion, for radiolabeling for United States supply the tositumomab component of BEXXAR therapy at Nordion’s centralized radiolabeling facility. This agreement expires on May 31, 2004. We are actively negotiating with Nordion to enter into a new agreement to radiolabel tositumomab. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all. Under our agreement with Amersham Health, Amersham Health is responsible for radiolabeling the European supply of the tositumomab component of BEXXAR therapy. Neither Nordion nor Amersham Health may be able to produce sufficient radiolabeled antibodies to meet our clinical requirements and, if BEXXAR therapy is approved and is successful in the market, our commercial requirements for the respective territories.

      We are aware of only a limited number of manufacturers capable of producing tositumomab in commercial quantities or radiolabeling the antibody with the (131) I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Accordingly, if we are unable to reach a satisfactory agreement with Nordion or to establish a new source of radiolabeling before the expiration of our existing agreement with Nordion, our ability to market BEXXAR therapy in the United States could be harmed, if BEXXAR therapy is approved for sale in the United States at that time.

      Even if we reach a satisfactory agreement with Nordion or another partner, Nordion or that partner may be unable to produce our requirements in commercial quantities or with acceptable quality. Radiolabeled antibody cannot be stockpiled against future shortages due to the 8-day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion or another supplier could harm our sales of BEXXAR therapy if and when it is approved for sale.

Even if BEXXAR therapy receives FDA approval, if we are unable to establish or maintain distribution capabilities, we may not successfully commercialize the product.

      The unique properties of BEXXAR therapy require tightly controlled distribution of the product. We may be unable to maintain or establish relationships with third parties or build in-house distribution capabilities to meet requirements for North America. If we are unable to establish or maintain these capabilities, we may not be able to successfully commercialize the product in North America. Due to its radioactive component, BEXXAR therapy is shipped in shielded containers and must arrive at its destination within 24-48 hours of production. BEXXAR therapy must also be temperature controlled during shipment. We will rely on many third party suppliers to process orders and to package, store and ship BEXXAR therapy. We are working with suppliers to minimize risk and loss of inventory and provide efficient service to customers in the event BEXXAR therapy is approved for commercial sale. These third party suppliers may be unable to handle BEXXAR therapy in a manner that will minimize loss of or damage to inventory.

Acceptance of BEXXAR therapy in the marketplace is uncertain and failure to achieve market acceptance will limit our potential revenue from sales of BEXXAR therapy.

      If BEXXAR therapy is approved, it would require medical personnel to handle radioactive materials. Doctors may prefer to continue to treat NHL patients with conventional therapies, in this case chemotherapy and biologics. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR therapy and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR therapy. Nuclear Regulatory Commission regulations permit BEXXAR therapy to be administered on an outpatient basis in most cases that we currently contemplate. Market acceptance could, however, be adversely affected to the extent hospitals are required under applicable state, local or individual hospital regulations to administer BEXXAR therapy on an in-patient basis.

Because we have limited sale and distribution capabilities, we may be unable to successfully commercialize BEXXAR therapy or our other product candidates.

      As a result of our reduction in force in May 2002, we no longer have a direct sales force for the potential launch of BEXXAR therapy. Our ability to market and sell BEXXAR therapy, if approved, will be contingent upon recruiting, training and deploying the necessary sales force, as well as GSK’s performance under our BEXXAR collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sales of BEXXAR therapy or other product candidates.

      We intend to rely on our corporate partners to market our products outside the United States and, in the case of infectious and autoimmune disease products, worldwide. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a sales and marketing force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities.

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

      The manufacture and administration of BEXXAR therapy requires the handling, use and disposal of (131) I isotope, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR therapy. For our ongoing clinical trials and for commercial-scale production, we currently rely on Nordion to radiolabel the tositumomab with (131) I radioisotope at a single location in Canada. Violations of safety regulations could occur with Nordion, and there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled tositumomab for use in clinical trials or commercial sales could be interrupted.

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

      Since our inception, we have generated only minimal revenue from diagnostic product sales and no significant revenue from therapeutic or prophylactic product sales. With the exception of MPL adjuvant, which has been approved for sale as part of an immunotherapeutic product on a named-patient basis in

Germany, Spain, Italy and the U.K. and MELACINE vaccine, which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products.

      As a result of our limited sources of revenue, our operating results have varied significantly from quarter to quarter and year to year in the past and we expect them to continue to fluctuate. Because of these fluctuations, we believe that period-to-period comparisons of our operating results are not meaningful. In addition, our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

We expect to incur future operating losses and may never achieve profitability.

      We have experienced significant operating losses in each year since our inception on September 8, 1994. As of December 31, 2002, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with the acquisitions of four companies and of which $221.2 million is attributable to goodwill related charges. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully

•	enter into agreements with corporate partners for product discovery, research, development and commercialization;

•	obtain regulatory approvals for our product candidates; and

•	manufacture and market our products once they are approved for sale.

      Even if we are successful in the above activities, our operations may not be profitable.

We will need additional capital, and our ability to implement our existing financing plans and secure additional funding is uncertain.

      We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products;

•	the potential costs of building and maintaining a marketing and sales force;

•	the potential costs of marketing a product; and

•	other factors beyond our control.

      We have in place a $75 million equity line facility with CMI, of which we have drawn down $2.6 million. However, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, CMI generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. In the future the price of our common stock may not meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

      In addition to any funds available under the CMI equity line facility, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

      We believe that our existing capital resources, committed payments under existing corporate partnerships and licensing arrangements, bank credit arrangements, the CMI equity line facility, proceeds of our recent private placement of equity securities with certain institutional and other accredited investors equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, a substantial number of the payments to be made by our corporate partners and other licensors depend on us achieving development and regulatory milestones. Failure to achieve these milestones may reduce the period during which we will be able to fund operations without additional capital resources.

Our equity line facility and other transactions may result in dilution and a decline in the price of our common stock.

      Under the equity line facility with CMI, we may, subject to certain conditions, sell to CMI up to an additional $72.4 million of our common stock from time to time before December 3, 2003. The number of shares and price per share will depend on the market price and trading volume of the shares during the applicable one- to twenty-day draw down period for any sale. The sale of shares pursuant to the equity line facility will have a dilutive effect on the ownership percentage of our existing stockholders. Subsequent sales of these shares in the open market by CMI may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the equity line facility (should we choose to sell additional shares to CMI) and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and could result in dilution to the holders of our shares.

      In the event that we draw down the remaining maximum amount of approximately 7,760,000 shares under the facility, and issue the additional 100,000 shares subject to warrants issued to the placement agent in connection with the facility, these shares would represent approximately 15.6% of our currently outstanding shares. The perceived risk associated with the possible sale of a large number of shares issued under the equity line facility at prices as low as $4.90 per share, which is 98% of the $5.00 floor share price at which CMI has agreed to purchase our shares, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

      Under a loan agreement with GSK, at our option, we may choose to pay the outstanding principal amount of $15 million which is due in October 2003, together with all accrued unpaid interest thereon, in cash or shares of our common stock valued at the closing price of our common stock on the last trading day preceding the payment date to GSK. In addition, under a collaborative agreement with GSK, we have an outstanding loan in the amount of $5 million, which is due in September 2003. At GSK’s option, GSK may choose to receive the outstanding principal and accrued unpaid interest in cash or shares of our common stock at an undisclosed premium to the then current fair market value of our common stock.

      On December 4, 2002, we sold 636,173 shares of our common stock to Amersham Health for a total purchase price of $5 million in cash. This sale was made pursuant to a previously disclosed October 2001 agreement with Amersham Health. Under the terms of the agreement, at our option, we have the ability to sell an additional $5 million of shares to Amersham Health at fair market value, which is determined according to the average of the closing price of our common stock over a specified period surrounding the date of issuance. This option expires on April 26, 2003.

      Under a license assignment agreement between Coulter, Beckman Coulter, Inc., InterWest Partners V, L.P. and InterWest Investors V, relating to portions of the technology underlying BEXXAR therapy, Beckman Coulter, Inc. is entitled to receive royalties upon commercial sale of BEXXAR therapy, if any, derived from the licenses that were assigned to Coulter. For the first $4.5 million of royalties, Beckman Coulter, Inc. has the option, in lieu of receiving cash, to receive shares of our common stock valued at the then current fair market value of our common stock.

      We are also required to pay dividends on our outstanding preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

      If we issue additional stock under these agreements, as dividends on our preferred stock or pursuant to other transactions, it will have a dilutive effect on the ownership percentage of our existing stockholders.

      Although from time to time, we expect to enter into new partnerships, acquisitions and other strategic transactions in which we may agree to issue additional common stock, we have no present understandings, commitments or agreements with respect to such additional transactions.

Transactions by CMI may adversely affect the price of our common stock.

      From time to time, within limitations specified in the CMI equity line facility and subject to applicable laws, CMI may engage in short sales, short sales against the box, puts and calls and other transactions in our common stock, and may sell and deliver shares of our common stock issued under the equity line facility in connection with these transactions. If CMI engages in such transactions, the result will be advance sales of additional shares into the market for our common stock, which could create downward pressure on our stock price.

If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships in the future, our revenue growth and product development may be limited.

      The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 95% of our revenue from research and development and other funding under our existing corporate partnerships for the years ended December 31, 2002, and December 31, 2001. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our product candidates or effectively partnering our product candidates.

      Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress some of our product candidates. Our corporate partnerships generally provide our partners with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapy in the United States;

•	a corporate partnership with Amersham Health to develop and commercialize BEXXAR therapy in Europe;

•	a development, commercialization and license agreement with Medicis related to our candidate psoriasis immunotherapeutic product, PVAC treatment;

•	a development and license agreement with Zenyaku Kogyo Co. Ltd. related to PVAC treatment;

•	a corporate partnership with Kirin for the research, development and commercialization of vaccine products aimed at treating multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer; and

•	a corporate partnership with GSK that provides for vaccine development of breast, prostate and colon cancer vaccines, and vaccine discovery and development programs, for two chronic infectious pathogens, chlamydia and tuberculosis.

      Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

      Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR therapy in the United States, Amersham Health for marketing BEXXAR therapy in Europe and Medicis for commercialization of PVAC treatment contain milestone-based termination provisions, which provide that if we fail to meet specified development or regulatory milestones, the licensor may terminate the agreement. For example, GSK may terminate the agreement for commercialization of BEXXAR therapy at any time because BEXXAR therapy did not receive FDA approval before June 30, 2002. In addition, all of these license agreements may be terminated by the licensor for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

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

      Many of our third-party license agreements contain milestone-based termination provisions, in which case our failure to meet any agreed milestones may allow the licensor to terminate the agreement. Further, we may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. Many of our license agreements grant us exclusive licenses to the underlying technologies. If we are unable to maintain the exclusivity of our exclusive licenses we may be unable to commercialize our product candidates.

If we are unable to obtain, protect and enforce our patent rights, we may be unable to effectively protect or exploit our proprietary technology, inventions and improvements.

      Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. If we fail to obtain and maintain patent protection for our proprietary technology, inventions and improvements, our competitors could develop and commercialize products that would otherwise infringe our patents. We try to protect our proprietary positions by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business.

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

      We have licensed several patent applications from SRI related to our microsphere encapsulation technology. One of these patent applications is currently the subject of opposition proceedings before the European Patent Office. The European Patent Office has revoked the previously issued European patent. Although SRI has appealed this decision, it is uncertain whether SRI will prevail in this opposition proceeding. As a result, this patent may not issue in Europe.

      IDEC has challenged the validity of several of our patents related to BEXXAR therapy by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR therapy in the United States, and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of certain of our patents by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its Zevalin product without the need to license from us any of our patents. An unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapy, if it is approved.

If we are unable to gain access to patent and proprietary rights of others, we may be unable to compete effectively.

      Our success depends in part on our ability to gain access to third-party patent and proprietary rights and to operate our business without infringing on third-party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses.

If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection.

      Our success depends in part on our ability to protect trade secrets that are not patentable or for which we have elected not to seek patent protection. To protect our trade secrets, we rely primarily on confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements and research agreements. Nevertheless, other companies may develop similar or alternative technologies or duplicate our technologies that are not protected by patents, or otherwise obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Any material leak of confidential data into the public domain or to third parties could harm our competitive position.

If we are unable to protect our trademarks, we may be unable to compete effectively.

      We try to protect our trademarks by applying for United States and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Of our trademarks, MPL adjuvant is currently the subject of an opposition proceeding before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for MPL adjuvant in Europe.

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

If we do not successfully integrate potential future acquisitions, we may incur unexpected costs and disruptions to our business.

      We have completed several acquisitions of complementary technologies, product candidates and businesses. In the future, we may acquire additional complementary companies, products and product candidates or technologies. Managing these acquisitions has entailed and may in the future entail numerous operational and financial risks and strains, including:

•	exposure to unknown liabilities;

•	higher-than-expected acquisition and integration costs;

•	difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

•	disruption of our business and diversion of our management’s time and attention to integrating or completing the development or commercialization of any acquired technologies;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership;

•	inability to retain key employees of acquired businesses; and

•	increased amortization expenses if an acquisition results in significant intangible assets or potential write-downs of goodwill and other intangible assets due to impairment of the assets.

      For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR therapy. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR therapy. In an effort to minimize expenses during the delay in the FDA review of BEXXAR therapy, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002 we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BEXXAR BLA. As a result, goodwill and other intangibles were re-evaluated and we recognized a $161.1 million goodwill impairment charge. Regulatory approval by the FDA for BEXXAR therapy may be further delayed or rejected, in which case we may not gain substantial benefit from the Coulter acquisition. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex, Inc. and, in connection with the asset sale, initiated a further headcount reduction.

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

      The biotechnology and biopharmaceutical industries are intensely competitive, and we may be unable to compete effectively in these industries. Many companies and institutions compete with us in developing alternative therapies to treat or prevent cancer, infectious diseases and autoimmune diseases, including:

•	pharmaceutical companies;

•	biotechnology companies;

•	academic institutions; and

•	research organizations.

      Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all.

      Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, and preclinical and clinical development, and obtain regulatory approval and market of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring and developing technologies complementary to our programs. We will face competition with respect to:

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

      Our common stock has traded as high as $72.00 and as low as $4.48 since the beginning of 2000. The last reported sales price of our common stock on December 31, 2002 was $6.39. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

Product liability claims may damage our reputation and if insurance proves inadequate the product liability claims may harm our financial position.

      Our business exposes us to the risk of product liability claims inherent in manufacturing, testing and marketing therapies for treating people with cancer, infectious diseases and autoimmune diseases. A product liability claim may damage our reputation by raising questions about a product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with product commercialization. Although we have product liability and clinical trial liability insurance that we believe is commercially reasonable, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. Defending a suit, regardless of its merit, could be costly and could divert management attention.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Corixa Corporation

      We have audited the accompanying consolidated balance sheets of Corixa Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corixa Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. The Company also changed its method of accounting for revenue recognition based on guidance provided in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000.

ERNST & YOUNG LLP

Seattle, Washington

January 29, 2003

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,363	$33,338
Securities available-for-sale	41,194	42,446
Accounts receivable	8,919	5,532
Interest receivable	789	1,157
Prepaid expenses and other current assets	7,130	4,911
Deposits	—	1,825

Total current assets	105,395	89,209
Property and equipment, net	41,876	48,999
Securities available-for-sale, noncurrent	28,200	42,939
Acquisition-related intangible assets, net	13,929	176,969
Deferred charges, deposits and other assets	6,706	9,266

Total assets	$196,106	$367,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,100	$23,595
Dividend payable	353	469
Current portion of deferred revenue	8,999	17,566
Current portion of long-term obligations	25,151	5,755

Total current liabilities	49,603	47,385
Deferred revenue, less current portion	11,191	8,575
Long-term obligations, less current portion	6,920	27,657
Commitments and contingencies
Redeemable common stock	—	2,000
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 10,000,000
Designated Series A — 12,500 shares; Issued and outstanding — 12,500	—	—
Designated Series B — 37,500 shares; Issued and outstanding — 37,500	—	—
Common stock, $0.001 par value:
Authorized — 100,000,000 shares; Issued and outstanding — 50,216,683 in 2002 and 41,573,398 in 2001	50	41
Additional paid-in capital	1,238,958	1,187,987
Deferred compensation	(667)	(3,996)
Accumulated other comprehensive income	692	975
Accumulated deficit	(1,110,641)	(903,242)

Total stockholders’ equity	128,392	281,765

Total liabilities and stockholders’ equity	$196,106	$367,382

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenue:
Collaborative agreements	$46,134	$55,128	$34,643
Government grants	2,604	2,937	2,331

Total revenue	48,738	58,065	36,974
Operating expenses:
Research and development	98,359	139,873	61,945
Sales, general and administrative	22,249	22,650	6,702
Intangible asset amortization	439	56,084	4,457
Acquired in-process research and development	—	—	629,700
Goodwill impairment	161,060	—	—

Total operating expenses	282,107	218,607	702,804

Loss from operations	(233,369)	(160,542)	(665,830)
Interest income	4,287	9,349	5,378
Interest expense	(2,275)	(2,295)	(810)
Other income	23,958	5,451	431

Loss before cumulative effect of change in accounting principle	(207,399)	(148,037)	(660,831)
Cumulative effect of change in accounting principle	—	—	(6,338)

Net loss	(207,399)	(148,037)	(667,169)
Preferred stock dividend	(767)	(1,730)	(9,887)

Net loss applicable to common stockholders	$(208,166)	$(149,767)	$(677,056)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(4.67)	$(3.66)	$(32.00)
Cumulative effect of change in accounting principle per share	—	—	(0.30)

Basic and diluted net loss per common share	$(4.67)	$(3.66)	$(32.30)

Shares used in computation of basic and diluted net loss per common share	44,611	40,961	20,961

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional		other		Total
					paid-in	Deferred	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	income (loss)	deficit	equity

	(In thousands)
Balance at January 1, 2000	12	—	18,627	19	147,926	(441)	(687)	(88,036)	58,781
Issuance of Series B convertible preferred stock and common stock warrants	38		—	—	37,500	—	—	—	37,500
Preferred stock dividend	—	—	—	—	(625)	—	—	—	(625)
Issuance of common stock (net of offering costs of $4,198)	—	—	1,900	2	56,600	—	—	—	56,602
Stock options exercised	—	—	592	—	5,296	—	—	—	5,296
Issuance of common stock under the employee stock purchase plan	—	—	63	—	948	—	—	—	948
Issuance of common stock options in exchange for technology and services	—	—	24	—	1,700	—	—	—	1,700
Issuance of common stock for acquisitions	—		19,115	19	939,179	(29,212)	—	—	909,986
Stock warrants net exercised	—	—	137	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	895	—	—	895
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	661	—	661
Net loss	—	—	—	—	—	—	—	(667,169)	(667,169)

Comprehensive loss									(666,508)

Balance at December 31, 2000	50	—	40,458	40	1,188,524	(28,758)	(26)	(755,205)	404,575
Preferred stock dividend	—	—	73	—	(625)	—	—	—	(625)
Stock options exercised	—	—	629	1	3,525	—	—	—	3,526
Issuance of common stock under the employee stock purchase plan	—	—	125	—	1,508	—	—	—	1,508
Issuance of common stock for cash	—	—	271	—	3,832	—	—	—	3,832
Issuance of stock options in exchange for technology and services	—	—	—	—	444	—	—	—	444
Stock warrants net exercised	—	—	17	—	—	—	—	—	—
Amortization of deferred compensation, net of $9,221 reversal for terminated employees	—	—	—	—	(9,221)	24,762	—	—	15,541
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	1,001	—	1,001
Net loss	—	—	—	—	—	—	—	(148,037)	(148,037)

Comprehensive loss									(147,036)

Balance at December 31, 2001	50	—	41,573	41	1,187,987	(3,996)	975	(903,242)	281,765
Preferred stock dividend	—	—	147	—	116	—	—	—	116
Stock options exercised	—	—	52	—	90	—	—	—	90
Issuance of common stock under the employee stock purchase plan	—	—	138	—	736	—	—	—	736
Issuance of common stock (net of offering costs of $2,622)	—	—	8,298	9	50,038	—	—	—	50,047
Remeasurement and Issuance of stock options in exchange for consulting services	—	—	9	—	(112)	—	—	—	(112)
Reclassification of redeemable common stock to equity	—	—	—	—	2,000	—	—	—	2,000
Amortization of deferred compensation, net of $1,897 reversal for terminated employees	—	—	—	—	(1,897)	3,329	—	—	1,432
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	—	—	(207,399)	(207,399)

Comprehensive loss									(207,682)

Balance at December 31, 2002	50	$—	50,217	$50	$1,238,958	$(667)	$692	$(1,110,641)	$128,392

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities
Net loss	$(207,399)	$(148,037)	$(667,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	629,700
Cumulative effect of accounting change	—	—	6,338
Goodwill impairment	161,060	—	—
Amortization of deferred compensation	1,432	15,541	895
Depreciation and amortization	12,606	66,500	8,268
Equity instruments remeasured and issued in exchange for technology and services	(112)	444	1,700
Gain on sale of investment	(998)	(4,513)	—
Changes in certain assets and liabilities:
Accounts receivable	(3,387)	8,304	(3,449)
Interest receivable	368	898	(734)
Prepaid expenses and other current assets	2,166	2,890	(12,307)
Accounts payable and accrued liabilities	(4,746)	(3,722)	(2,580)
Deferred revenue	(5,951)	(4,083)	15,650

Net cash used in operating activities	(44,961)	(65,778)	(23,688)
Investing activities
Purchases of securities available-for-sale	(79,896)	(232,725)	(92,608)
Proceeds from maturities of securities available-for-sale	27,565	206,785	29,589
Proceeds from sale of securities available-for-sale	68,039	88,218	29,429
Purchases of property and equipment	(6,255)	(18,115)	(3,019)
Net cash received in acquisitions	—	—	4,397
Proceeds from sale of investments	—	5,974	1,539

Net cash provided by (used in) investing activities	9,453	50,137	(30,673)
Financing activities
Proceeds from issuance of common stock	50,873	8,866	62,846
Proceeds from issuance of preferred stock	—	—	37,500
Principal payments on capital leases	(886)	(997)	(937)
Principal payments made on long-term obligations	(5,232)	(12,837)	(2,131)
Proceeds from short-term obligations	—	2,344	1,000
Proceeds from long-term obligations	4,778	5,156	3,000
Dividends paid	—	(625)	(625)

Net cash provided by financing activities	49,533	1,907	100,653
Net increase (decrease) in cash and cash equivalents	14,025	(13,734)	46,292
Cash and cash equivalents at beginning of period	33,338	47,072	780

Cash and cash equivalents at end of period	$47,363	$33,338	$47,072

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,667	$2,458	$607
Supplemental Schedule of Noncash Investing and Financing Activities:
Equity instruments issued for acquisitions	$—	$—	$939,198
Common stock issued for payment of preferred stock dividend	$880	$1,105	$—
Reclassification of common stock to equity	$2,000	$—	$—

See accompanying notes

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

      For over eight years, we have been engaged in discovery and development of innovative immunotherapeutic products to address debilitating and life-threatening conditions caused by cancer, infectious disease and autoimmune disease. Creating successful immunotherapeutic products requires understanding and directing the body’s immune system to prevent and fight disease. Variations in disease-causing organisms and human genetics make immunotherapeutic product development a challenging, complex undertaking, but one that we believe will have a significant impact on human health in the coming years. The consolidated financial statements include our accounts and those of our wholly owned subsidiary, Coulter. All significant intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      All short-term investments, which consist primarily of bankers’ acceptances and certificates of deposit, with maturities of three months or less at date of purchase, are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.

Securities Available-for-Sale

      Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (United States dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.

Certain Concentrations

      Credit Risk. We are subject to concentration of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

      Suppliers. We have contracted with a third-party manufacturer, BI Pharma KG, to produce bulk anti-B1 antibody tositumomab, or tositumomab, a key component of BEXXAR therapy for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill/ finish and packaging services. We have committed to purchase minimum annual quantities of tositumomab from BI Pharma KG. The minimum annual order for 2003 is approximately $5.3 million. We have also contracted with a third-party manufacturer, Nordion, for radiolabeling for the United States supply the tositumomab component of BEXXAR therapy at Nordion’s centralized radiolabeling facility. This agreement expires on May 31, 2004. We are actively negotiating with Nordion to enter into a new agreement to radiolabel tositumomab. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

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

      A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization as if we had adopted FAS 142 on January 1, 2000, is as follows (in thousands):

	Year Ended December 31,

	2001	2000

Net loss applicable to common stockholders, as reported	$(149,767)	$(677,056)
Add back: Amortized goodwill and assembled workforce	55,645	4,017

Net loss applicable to common stockholders, as adjusted	$(94,122)	$(673,039)

Basic and diluted net loss per share as reported	$(3.66)	$(32.30)

Goodwill amortization	$1.36	$0.19

Basic and diluted net loss per share, as adjusted	$(2.30)	$(32.11)

Shares used in computation of basic and diluted net loss per share	40,691	20,961

      On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapy. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy.

      Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined which, in management’s opinion represented an indication of impairment of recorded goodwill. In accordance with the requirements of SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two-step approach. Under step one of the test, we compared our estimated fair value (the reporting unit) based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded our fair value, we performed step two of the test, which involved allocating our fair value to all of our assets and liabilities to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge in the first quarter of 2002.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquisition-related intangible assets at December 31, 2002, consist of adjuvant know-how and an assumed lease with balances of approximately $1.6 million and $12.3 million, respectively. Adjuvant know-how and the acquired lease are amortized on the straight-line method over periods of seven and ten years, respectively. Amortization of the acquired lease is recorded as additional rent expense. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

2003	$1,980
2004	1,980
2005	1,980
2006	1,870
2007	1,540
Thereafter	4,579

Total expected amortization	$13,929

      We expect to incur losses related to these leases as we enter into sublease arrangements in the future. These anticipated losses will be recognized at the time we enter into the sublease agreements. At December 31, 2002 and 2001, we had approximately $4.6 million and $62.7 million, respectively, of accumulated amortization related to intangible assets.

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

      At December 31, 2002 we had two stock-based employee compensation plans, which are described more fully in Note 9. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss applicable to common shareholders:
As reported	$(208,166)	$(149,767)	$(677,056)
Additional stock-based employee compensation expense determined under fair value based method for all awards	(16,822)	(21,896)	(7,554)

Pro forma net loss	$(224,988)	$(171,663)	$(684,610)

Net loss per share:
As reported	$(4.67)	$(3.66)	$(32.30)
Pro forma	(5.04)	(4.19)	(32.66)

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically re-measured as the underlying options vest.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Other Financial Instruments

      As of December 31, 2002 and December 31, 2001, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates.

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

      Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods based on the terms of the agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized as earned based on the completion of the milestones and product sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Revenue from product sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 73% of our collaborative revenue in 2002 from five collaborative partners, 84% from five collaborative partners in 2001 and 73% from three collaborative partners in 2000.

      Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We had previously recognized nonrefundable up-front license fees as revenue when the technology was transferred and when all significant contractual obligations relating to the fees had been fulfilled. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining research and development period. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $3.9 million, or $0.19 per share, composed of the $6.3 million cumulative effect of the change as described above ($0.30 per share) less $2.4 million of the deferred revenue resulting from the cumulative effect adjustment that was recognized as revenue during 2000 ($0.11 per share). Revenue for 2002 includes $1.5 million and 2001 and 2000 includes $2.4 million of revenue previously recognized and included in the cumulative effect adjustment.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

      Pursuant to SFAS No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred. The value of acquired IPR&D is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical, outside manufacturing, legal fees and consulting.

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

Long-Lived Assets

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

New Accounting Pronouncements

      In June 2002 the FASB, issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will be effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a significant impact on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued or modified after December 31, 2002. This Interpretation does not currently have any impact on our consolidated results of operations, financial position or disclosure.

      On December 31, 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We do not believe there will be a material financial effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform to the 2002 presentation.

2.     Scientific Collaborative and License Agreements

      Kirin. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we grant Kirin exclusive rights to develop and market vaccine products resulting from our WT1 antigen vaccine program in Asia/ Australasia. We and Kirin have agreed to share WT1 vaccine commercialization rights and Kirin will fund one-half of the research and development cost in North America. We will retain marketing rights for the potential vaccine in Europe. Upon effectiveness of the agreement, Kirin paid us $3 million in up front license fees which will be recorded as revenue over the estimated research and development term of the agreement of approximately nine years. Under the terms of the agreement, Kirin will co-fund development of WT1 vaccine products and has agreed to pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia.

      Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health has agreed to market BEXXAR therapy in Europe. We and Amersham Health will cooperate to register the product in Europe. Amersham Health will be the holder of the MAA for BEXXAR therapy in Europe. We will be responsible for the generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of BEXXAR therapy in Europe. Under the terms of the agreement Amersham Health has agreed to purchase a total of up to $15 million of our common stock. Upon

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

execution of the agreement Amersham Health purchased 271,343 shares of our common stock for a total of $5 million, or $18.43 per share, which represented a premium to the then current market value of our common stock of approximately forty percent or $1.4 million. The premium has been accounted for as a nonrefundable license payment and was deferred and will be recognized as revenue ratably over the term of the agreement, consistent with our revenue recognition policy. On December 4, 2002, we sold 636,173 shares of our common stock to Amersham Health for a total purchase price of $5 million in cash or $7.86 per share, which represents the average price over a specified period around the date of the sale. At our option, Amersham Health has agreed to purchase from us an additional $5 million of our common stock at market value on or before April 26, 2003. In addition, Amersham Health has agreed to pay us milestone payments upon regulatory approval in the territory and achievement of certain sales volume targets. Amersham Health has agreed to pay us royalties on all future product sales in Europe. We recognized revenue from this agreement of approximately $389,000 and $65,000 in 2002 and 2001, respectively.

      Medicis. In August 2000, we entered into a multi-year development, commercialization and license agreement with Medicis covering our psoriasis immunotherapeutic product, PVAC treatment. Under the agreement we grant Medicis exclusive rights to PVAC treatment in the United States and Canada. We are predominantly responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution. Under the terms of the agreement, Medicis has agreed to pay us license fees, research funding and earned milestone payments, including commercialization and cumulative net sales threshold milestone payments. Medicis made a nonrefundable payment of $17 million upon effectiveness of the agreement. Additionally, upon commercial sale of the product, Medicis has agreed to purchase inventory from us and pay a royalty on net sales of the product. Nonrefundable payments received are currently being recognized over the estimated research and development period of approximately four and a half years. We recognized revenue from this agreement of $3.1 million, $4.6 million and $1.4 million in 2002, 2001 and 2000, respectively.

      We developed PVAC treatment in collaboration with New Zealand-based Genesis. We paid Genesis $8.1 million in 2000, as a result of payments received from Medicis. We also paid $900,000 to SR Pharma, our licensor for certain intellectual property related to PVAC treatment. These payments are being amortized over the related period the Medicis revenues are being recognized.

      Zenyaku Kogyo. In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for researching and developing PVAC treatment in Japan. In May 2002, the three year research term of the agreement expired and Zenyaku Kogyo’s research funding obligation ceased. Zenyaku Kogyo’s exclusive rights to PVAC treatment in Japan continue and they are responsible for future milestone payments based on successful clinical and commercial progress, and royalties on future product sales. We recognized revenue of $2.0 million in 2002, $2.2 million in 2001 and $969,000 in 2000, in connection with the agreement.

      Zambon Group and the Pharmaceutical Division of Japan Tobacco. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement, we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the three-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non-small cell lung cancer vaccine. In addition, Zambon’s option to sell $2.0 million of our common stock back to us expired upon termination of the research phase. In December 2002, we recorded a milestone payment of

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million from Zambon in connection with the filing of our IND for a lung cancer vaccine candidate in the United States. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non small cell, lung carcinoma vaccine candidate in Japan. Under the terms of our amended agreement with JT, JT will continue to hold an exclusive license to this vaccine candidate for development and commercialization in Japan, and we will hold all rights in North America and in those territories not previously licensed to Zambon. In connection with the restructuring of the JT agreement, we and JT have agreed to pay each other fees, milestones and royalties in the event that development milestones and product sales are achieved. We recognized revenue of $6.9 million, $7.7 million and $6.7 million in connection with the Zambon and JT agreements in 2002, 2001 and 2000, respectively. Amounts receivable from Zambon at December 31, 2002 was $1.2 million and $562,000 at December 31, 2001.

      GSK. In October 1998, we entered into a collaboration and license agreement effective September 1, 1998 with GSK for multiple discovery programs. In August 2002 the funded research and development period of our collaboration and license agreement with GSK terminated in all of the cancer fields covered by the agreement. In October 2002 GSK extended the funded research and development period for the programs for tuberculosis and chlamydia vaccines through August 2004. We recognized revenue of $11.7 million, $13.7 million and $12.7 million in 2002, 2001 and 2000, respectively, from this agreement. Revenue for 2002, includes $1.3 million of revenue and for both 2001 and 2000 includes $1.9 million recognized as a result of the cumulative effect adjustment.

      In January 2003, we and GSK entered into a new agreement which extends our and GSK’s collaborative efforts into vaccine development and potential proof-of-principle clinical trials. Under the terms of the new agreement, GSK granted us a worldwide, exclusive license to develop a vaccine candidate for prostate cancer and a vaccine candidate for breast cancer. As a part of the agreement, GSK retains the option to buy-back exclusive worldwide rights for either or both vaccine candidates following the completion of proof-of-principle clinical trials. If GSK exercises its buy-back rights, we have the option of participating in further development, up to and including a sharing of promotion rights in the United States. The buy-back price will be based on our research costs incurred under this new agreement plus a premium of 25% and up to an additional $3.0 million depending on the stage of development at the time GSK exercises its buy-back option. In the event GSK does not exercise its buy-back option, we will be free to develop the vaccines alone or with other partners and have agreed to pay GSK success-based milestones and royalties in the event of product sales. Under our new agreement, we will be responsible for providing resources and development funding of up to $32 million to complete proof-of-principle clinical studies over a period of time in excess of five years. This funding will be used to pay for GMP grade material, production and clinical trials for prostate and breast vaccine development efforts.

      GSK purchased $2.5 million of our common stock in 1998 at a premium to our fair market value. Additionally, with respect to the $5.0 million loan from GSK under a prior collaboration agreement, GSK may elect to have us repay such amount on the September 2003 maturity date or convert such amounts into the purchase of our common stock at a premium to our then-current fair market value.

      As a result of our acquisition of Coulter, we acquired a collaborative agreement with GSK for developing and commercializing BEXXAR, which has completed Phase III clinical trials in the United States and is the subject of a BLA currently under review by the FDA for treatment of NHL. On December 17, 2002, the ODAC agreed that data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in both rituximab-refractory patients and clinical utility in chemotherapy-refractory, low-grade and follicular (NHL, with or without transformation. The panel voted 10-3 in support of the efficacy of BEXXAR therapy in rituximab-refractory patients and unanimously supported its clinical utility in chemotherapy-relapsed and refractory, low-grade NHL, with or without transformation. Coulter and GSK executed the

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement in 1998 and amended it in April 2000 to reduce GSK’s territory to the United States. We and GSK have agreed to co-market BEXXAR therapy in the United States and share revenue, cost of goods sold, sales and marketing costs and other costs associated with BEXXAR therapy related activities. Currently, we share the pre-launch marketing costs associated with preparation for the potential commercialization of BEXXAR therapy. For 2002 and 2001, our share of these expenses was $4.9 million and $3.5 million, respectively and has been classified as sales, general and administrative expense.

      Under the terms of the agreement, GSK has agreed to reimburse us for certain development costs and pay us for the achievement of certain defined clinical development, regulatory and sales milestones. We recognized revenue of $7 million and $12.9 million in 2002 and 2001, respectively under the terms of this agreement.

      The agreement also provided for a $15 million credit line, which was fully drawn by Coulter in December 2000 prior to the acquisition. No amounts remain available under the credit line. Borrowings under the credit line are due in October 2003. We are subject to certain financial covenants including liquidity and net worth covenants as defined in the agreement. At December 31, 2002, we were in compliance with these covenants. Quarterly interest payments, due in arrears, are at a fixed interest rate of 9.5%. Interest expense for 2002 was approximately $1.4 million. At our sole discretion, we may repay the principal in either cash or common stock. Payment in our common stock would be based upon the fair market value of our common stock at the time of payment.

      We have several license and supply agreements with GSK whereby we have licensed certain adjuvants for use in vaccines that GSK is developing for infectious diseases, cancer and allergy. These agreements grant GSK exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreements, GSK pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $4.3 million in 2002 and $2.8 million in 2001 and $3.5 million in 2000 in connection with these agreements. Amounts receivable from GSK under these agreements at December 31, 2002 and 2001 were $6.2 million and $2.9 million, respectively.

      Wyeth. We have several license and supply agreements with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing. These agreements grant Wyeth exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreements, Wyeth pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $2.0 million, $906,000 and $962,000 in 2002, 2001 and 2000, respectively.

      Other Agreements. We have various other collaborative research agreements with academic universities and research institutions, which expire at various intervals through 2003. Certain agreements stipulate the reimbursement by us of research costs incurred by these universities and institutions on our behalf. Included in research and development expenses for the years ended December 31, 2002, 2001 and 2000 are reimbursements approximating $8.7 million, $9.1 million and $4.6 million, respectively. Certain 2002 collaborative agreements extend into fiscal years 2003, and as of December 31, 2002, we are committed to reimburse these universities and institutions approximately $328,000 in 2003.

      We have entered into certain license agreements and obtained options to negotiate license agreements under the terms of which we received license, technology and patent rights. During 2002, 2001 and 2000, we paid initial license and/or option fees approximating $776,000, $1.2 million and $3.4 million, respectively. In addition, we issued 9,599 and 23,809 shares of common stock and options valued at $55,637 and $1,022,275 during 2002 and 2000, respectively, in exchange for such rights. No common stock or options were issued in 2001. All such amounts were expensed when paid and are included in research and development expense as the related technology was in development, and did not have alternative future uses.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We estimate that research and development expenses incurred under these scientific collaborative and license agreements were approximately $75.0 million, $99.6 million and $37.3 million in 2002, 2001 and 2000.

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

3.     Acquisition of Coulter Pharmaceutical, Inc.

      On December 22, 2000, we acquired all of the outstanding shares of common stock of Coulter, a company focused on developing products for treating cancer. The acquisition was accounted for as a purchase transaction. Aggregate consideration was approximately $917.1 million, which consisted of 19,114,649 shares of our common stock, with a market value of approximately $806.8 million, assumed Coulter stock options valued at approximately $132.4 million, less $29.2 million associated with the intrinsic value of unvested options and transaction costs of $7.1 million. The $29.2 million was recorded as deferred compensation and is being amortized to compensation expense over the remaining vesting periods. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

Assets acquired	$108,807
Liabilities assumed	(45,296)
Acquired in-process research and development	629,700
Assumed lease	15,405
Assembled workforce	3,900
Goodwill	204,556

Total purchase price allocation	$917,072

      Certain Coulter employees were granted approximately 25,000 shares of common stock that will vest upon the FDA’s approval of BEXXAR therapy, our lead product candidate. Vesting will occur regardless of employment status at the time of approval. These shares will be valued and expensed at the time of approval.

      Acquired IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product, probability of technical success given the stage of development

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the time of acquisition, royalty rates based on prior licensing agreements, product sales cycles; and the estimated life of a product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The rates utilized to discount projected cash flows were 30% to 55% for in-process technologies used, depending on the relative risk of each in-process technology, and were based primarily on venture capital rates of return and the weighted average cost of capital for us at the time of acquisition.

      The foregoing estimates and projections regarding the Coulter acquisition were based on assumptions we believed to be reasonable at the time of the acquisition, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, our business, operating results and financial condition may be adversely affected. As of the date of the acquisition, we concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If we fail in our efforts, no alternative economic value will result. If the projects fail, the economic contribution expected to be made by the IPR&D will not materialize. The risk of untimely completion includes the risk that alternative vaccines, immunotherapeutics or diagnostics will be developed by competitors.

4.     Securities Available-For-Sale

      Securities available-for-sale consists of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Amortized Cost	Gain	Loss	Value

December 31, 2002
U.S. government agencies	$28,769	$185	$(4)	$28,950
U.S. corporate obligations	33,027	532	(21)	33,538
Other	6,906	—	—	6,906

	$68,702	$717	$(25)	$69,394

December 31, 2001
U.S. government agencies	$19,771	$247	$(4)	$20,014
U.S. corporate obligations	54,858	839	(107)	55,590
Other	9,781	—	—	9,781

	$84,410	$1,086	$(111)	$85,385

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2002, 2001 and 2000 and are therefore not shown. The contractual maturities of our available-for-sale securities are shown below (in thousands):

		Estimated
	Amortized	Fair Market
	Cost	Value

December 31, 2002
Due in one year or less	$17,475	$17,579
Due in one year through four years	51,227	51,815

	$68,702	$69,394

December 31, 2001
Due in one year or less	$25,645	$25,977
Due in one year through four years	58,765	59,408

	$84,410	$85,385

5.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Laboratory equipment	$17,050	$17,669
Land and buildings	8,723	8,352
Leasehold improvements	29,471	16,374
Construction in progress	281	11,610
Computers and office equipment	15,577	14,657

	71,102	68,662
Accumulated depreciation and amortization	(29,226)	(19,663)

	$41,876	$48,999

      At December 31, 2002 and 2001, we held equipment under capitalized leases with an original cost of approximately $11.8 million and $6.7 million, respectively, and a net book value of approximately $4.1 million and $245,000, respectively. These leases are secured by the underlying assets.

      Depreciation expense was $10.6 million, $8.9 million and $3.8 million for 2002, 2001 and 2000, respectively.

6.	Investments

LigoCyte Pharmaceuticals, Inc.

      In October 1999, we signed a licensing and collaborative research agreement with LigoCyte to utilize LigoCyte technology for developing therapeutic and vaccine products that target infections arising from Candida albicans. We terminated our collaborative research agreement with LigoCyte in 2001. Under the terms of the agreement and related agreements, we paid a one-time license fee of $250,000 and research funding of $225,000 over a one-year period. We also purchased 293,255 shares of Series B preferred stock for $1.0 million. In 2002, we concluded the fair value of the investment had incurred an other than temporary

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decline in value and we reduced the amount of the investment to $600,000, which represents its estimated fair value. We account for our investment in LigoCyte on the cost method.

7.	Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Trade accounts payable	$3,022	$9,492
Accrued clinical trial fees	1,432	2,317
Employee compensation and related expenses	3,712	3,637
Accrued legal fees	2,079	2,461
Accrued research and development expenses	1,922	2,370
Other accrued liabilities	2,933	3,318

	$15,100	$23,595

8.	Long-Term Obligations and Lease Obligations

      Long-term obligations consist of the following (in thousands):

	December 31,

	2002	2001

Credit line and loan from corporate partner	$20,000	$20,000
Bank loans	8,094	13,220
Capital lease obligations	3,977	85
Other	—	107

	32,071	33,412
Less current portion of obligations	25,151	5,755

Total long-term obligations	$6,920	$27,657

      The credit line and loan from a corporate partner consists of a $5 million loan received in exchange for options to license two of our early-stage cancer vaccines under a prior collaboration agreement and a $15 million credit line related to the commercialization of BEXXAR therapy (refer to Note 2 with regard to the terms and conditions of the credit line). The $15 million line matures in October 2003 and accrues interest at a fixed rate per annum equal to the prime rate in effect on the date the loan is advanced (9.5%), or the maximum permissible by law, whichever is less. Under the terms of the note, we are required to meet the following minimum covenants: (i) remaining months’ liquidity, (ii) debt service coverage ratio, (iii) tangible net worth, and (iv) leverage ratio. As of December 31, 2002, we were in compliance with these covenants. The $5 million loan is non-interest bearing and matures in September 2003.

      As of December 31, 2002, we had outstanding bank loans of $8.1 million. This amount is composed of three bank loans, which require quarterly interest and principal payments and mature in May 2003, September 2004 and August 2005. The loans bear interest at a rate that is a function of either the London InterBank Offering Rate, or LIBOR, or the prime rate of a major bank or federal fund rates (1.38% and 4.25%, respectively at December 31, 2002). Under the terms of the notes, we are required to meet the following minimum covenants: (i) tangible net worth, (ii) net cash calculated based on the sum of the principal balance plus the interest reserve under the note plus a multiple of our actual cash burn or $37,500,000, whichever is

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater, (iii) total debt to net worth ratios, and (iv) current ratio. As of December 31, 2002, we were in compliance with the covenants.

      Minimum future debt payments under all credit lines from corporate partners and bank loans at December 31, 2002 are as follows (in thousands):

	Credit Line and
	Loan from
Year Ending December 31,	Corporate Partner	Bank Loans

2003	$20,000	$3,813
2004	—	2,875
2005	—	1,406

Total minimum payments	$20,000	$8,094

      We rent office and research facilities for our Seattle operations under a noncancelable-operating lease that expires in January 2005. We have issued an irrevocable standby letter of credit in the amount of $750,000 as a security deposit on the lease. We have the option to renew the lease for two additional five-year terms. We rent office and research facilities for our South San Francisco operations under an operating lease that expires in November 2010, with an option to renew for two additional five-year periods. We have issued a standby letter of credit in the amount of $2.2 million and have a security deposit of $225,000 in connection with this lease. At December 31, 2002, noncurrent securities available-for-sale included certificates of deposit of $6.9 million that secure a financing agreement and deferred charges, deposits and other assets include $2.2 million that secure letters of credit related to our leased properties.

      On October 15, 2002, we entered into a lease agreement with Life Sciences Building, LLC to house our future headquarters at the Ninth & Stewart Lifesciences Building in Seattle, Washington. The lease provides us with approximately 138,000 square feet of office and laboratory space. The lease will commence on November 1, 2004 if certain improvements to the building are substantially completed and the term of the lease is 15 years. In January 2003 we guaranteed a portion of our obligations under the lease in the form of a letter of credit in the amount of approximately $4.5 million.

      Minimum future rental payments under all lease agreements at December 31, 2001 are as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2003	$1,634	$9,152
2004	1,634	8,829
2005	987	5,631
2006	256	3,964
2007	—	3,650
Thereafter	—	10,544

Total minimum payments	4,511	$41,770

Less interest	(534)

Present value of minimum lease payments	3,977
Less current portion	(1,339)

Capital lease obligations, less current portion	$2,638

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under operating leases was $10.7 million in 2002, $9.8 million in 2001 and $3.7 million in 2000.

9.	Stockholders’ Equity

Preferred Stock

      In April 1999, we entered into an agreement with Castle Gate, L.L.C., an investment partnership focused primarily on health-care and biomedical companies, to provide us with an equity line of credit of up to $50 million, or the Line. Upon execution of the agreement, we completed an initial draw under the Line of $12.5 million, or the Initial Draw, and issued Castle Gate 12,500 shares of Series A preferred stock and warrants to purchase 1,037,137 shares of common stock, or the Initial Closing Warrants. The Initial Closing Warrants consist of warrants to purchase 312,500 and 724,637 shares of common stock at exercise prices of $8.50 per share and $8.28 per share, respectively. The conversion price for the Series A preferred stock issued in the Initial Draw is $8.50 per share.

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

      On the dates of the initial and remaining draws, the effective conversion prices of the Series A and B preferred stock (after allocating a portion of the proceeds to the common stock warrants based on the relative fair values of the two instruments) were at a discount to the price of the common stock into which the preferred stock was convertible. The discount of $5.5 million in 1999 and $9.3 million in 2000 related to the Series A and Series B preferred stock, was recorded as preferred stock dividends.

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

      We elected to pay the 2001 annual dividend on the Series A preferred stock in shares of our common stock by issuing 73,529 shares of common stock in April 2002. The value of these shares at the time of issuance was approximately $415,000, which was approximately $210,000 less than the cash dividend value of $625,000. In addition, we elected to pay the 2002 annual dividend on the Series B preferred stock in shares of our common stock by issuing 73,299 shares of our common stock in December 2002. The value of these shares

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the time of issuance was approximately $465,000, which was approximately $1.4 million less than the cash dividend value of $1.9 million. The dividends have been recorded based on the fair value of the common stock issued.

      We are accruing the dividend at the lower of the cash dividend amount or the current fair value of the shares to be issued.

Common Stock

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

Redeemable Common Stock

      In May 1999, we issued 141,576 shares of our common stock for $2,000,000, or $14.13 per share, to Zambon in connection with a collaboration agreement. Under the terms of the collaboration agreement, Zambon had the right to sell the common stock back to us for the original purchase price at the end of the research program term if Zambon determines that a commercial product was not viable. This right expired in December 2002 subsequent to the end of the research program term. The redeemable common stock has been reclassified on the December 31, 2002 balance sheet into stockholders’ equity.

Stock Option Plans

      Effective June 1, 2001, we amended and restated the Amended and Restated 1994 Stock Option Plan, and redesignated it the 2001 Stock Incentive Plan, or 2001 Plan. The amendment provides for an increase in the shares available for issuance by 924,950 shares to 7,500,000 shares subject to an annual increase equal to three percent of the outstanding common stock as of the last trading day of the prior fiscal year, up to a maximum annual increase of 2,000,000 shares. In addition, under the merger agreement with Coulter, we assumed their stock option plans. As a result, we assumed options to purchase approximately 5,614,535 shares. As of December 31, 2002, the 2001 Plan had 11,879,818 shares of common stock reserved for issuance to employees, directors and consultants. The amendment also provides that we may grant stock awards and stock appreciation rights, or SARs, under the 2001 plan. Options granted under the 2001 Plan may be designated as incentive or nonqualified at the discretion of the plan administrator.

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

      We adopted the 1997 Directors’ Stock Option Plan, or the Directors’ Plan, on July 25, 1997. As of December 31, 2002, 422,084 shares of common stock were reserved for issuance under the Directors’ Plan. The number of shares reserved for issuance is subject to an automatic increase on the first trading day of each of the five calendar years beginning in 1998 and ending in 2002, in an amount equal to 50,000 shares or such

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lesser amount as the board of directors may establish. The Directors’ Plan provides for the grant of nonqualified stock options to nonemployee directors. The Directors’ Plan provides that each person who first became a nonemployee director shall be granted nonqualified stock options to purchase 15,000 shares of common stock, or the First Option. Thereafter, on the first day of each fiscal year, commencing in fiscal 1998, each nonemployee director shall be automatically granted an additional option to purchase 5,000 shares of common stock, or a Subsequent Option, if, on such date, he or she shall have served on our board of directors for at least six months. The First Options and Subsequent Options generally vest over 36 and 12 months, respectively, and have 10-year terms. The exercise price of such options shall be equal to the fair market value of our common stock on the date of grant. The Directors’ Plan has a 10-year term, unless terminated earlier.

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

      A summary of our stock option activity and related information follows:

	Options		Weighted Average
	Outstanding	Price Per Share	Exercise Price

Balance at January 1, 2000	3,416,556	$0.33 - $169.89	$10.39
Options granted	3,157,393	19.00 - 69.44	27.15
Options assumed in acquisitions	4,262,041	0.30 - 42.87	20.65
Options exercised	(591,322)	0.33 - 47.48	8.94
Options forfeited	(98,328)	0.99 - 71.53	15.68

Balance at December 31, 2000	10,146,340	0.30 - 169.89	19.89
Options granted	3,362,085	8.00 - 27.63	14.18
Options exercised	(629,247)	0.30 - 23.55	15.87
Options forfeited	(3,505,731)	0.75 - 73.77	25.06

Balance at December 31, 2001	9,373,447	0.30 - 169.89	16.88
Options granted	3,038,900	5.49 - 14.75	6.05
Options exercised	(52,225)	0.33 - 9.50	9.85
Options forfeited	(2,703,901)	2.24 - 169.89	22.21

Balance at December 31, 2002	9,656,221	0.30 - 169.89	12.06

      The following table summarizes information about the stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted		Weighted
	Outstanding on	Remaining	Average		Average
Range of	December 31,	Contractual	Exercise		Exercise
Exercise Prices	2002	Life	Price	Shares	Price

$ 0.30 - $ 0.99	456,592	3.81	$0.81	453,646	$0.81
$ 1.20 - $ 5.70	2,540,183	9.33	5.64	363,099	5.34
$ 6.15 - $ 12.69	2,192,837	7.07	9.35	1,467,661	9.55
$12.97 - $ 13.45	1,747,405	8.75	13.43	1,352,398	13.43
$13.50 - $169.89	2,719,204	7.34	21.24	1,875,351	22.30

$ 0.30 - $169.89	9,656,221	7.89	12.06	5,512,155	13.84

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001 and 2000, we had 4,585,061 and 3,171,982 options exercisable, respectively.

      Deferred compensation of approximately $29.2 million was recorded at December 31, 2000, as a result of the merger with Coulter, which represented the difference between the exercise prices of options assumed from Coulter and their fair market values. Deferred compensation expense of approximately $1.5 million, $14.7 million and $895,000 was recognized for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002 and 2001, approximately $1.9 million and $9.2 million, respectively of deferred compensation was reversed related to employees that terminated employment during the year.

      Included in options outstanding at December 31, 2002 are approximately 182,000 options granted to consultants for services. A reduction to expense of $168,000 was recorded in 2002 related to options granted to consultants due to the decline in our stock price. Expense of approximately $444,000 and $678,000 was recorded in 2001 and 2000, respectively, related to options granted to consultants.

Employee Stock Purchase Plan

      On July 25, 1997, we adopted the 1997 Employee Stock Purchase Plan, or the Purchase Plan. Effective June 1, 2001, we amended and restated the Purchase Plan and redesignated it the 2001 Employee Stock Purchase Plan, or the 2001 ESPP. The amendment provided for an immediate increase in the shares available for issuance by 375,000 shares to 500,000 shares subject to an annual increase of not more than 500,000 shares in any calendar year. As of December 31, 2002, 362,337 shares of common stock were reserved for issuance under the 2001 ESPP. The 2001 ESPP permits eligible employees to enroll in a two year offering period with eight three-month purchase periods and to purchase shares of our common stock through payroll deductions at a price equal to 85% of the fair market value of our common stock on the first day of the applicable two year offering period or the last day of the date of applicable purchase six-month offering period, whichever is lower.

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

      In 2002, 137,663 shares were issued under the 2001 ESPP at $5.24. In 2001 and 2000, 124,575 shares and 62,969 shares were issued under the 2001 ESPP at prices ranging from $8.84 to $23.48 and $10.61 to $23.69, respectively.

     Pro Forma Information

      Pro forma information regarding net loss and loss per share required by SFAS 123 as disclosed in Note 1 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date.

	Employee Stock			Employee Stock
	Option			Purchase Plan

	2002	2001	2000	2002	2001	2000

Expected life (years)	4	4	4	1	1	1
Expected volatility	90%	90%	80%	90%	90%	80%
Risk-free interest rate	4.0%	4.2%	5.2%	4.0%	4.2%	5.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of options granted during 2002, 2001 and 2000 was $4.66, $10.54 and $19.86, respectively.

     Stock Warrants

      We had common stock warrants outstanding to purchase 2,824,465 shares of common stock as of December 31, 2002 at a weighted average exercise price of approximately $8.48 per share, which warrants expire between 2004 and 2010. Included in the total common stock warrants outstanding at December 31, 2002, are warrants to purchase 75,000 shares of common stock issued in connection with a line of credit with a weighted average exercise price of $12.80 and 1,244,836 shares of common stock issued in connection with a private placement to select institutional and other accredited investors with an exercise price of $6.13. Included in the total common stock warrants outstanding at December 31, 2002, are 69,424 warrants issued prior to 1997, in connection with certain collaborative agreements with exercise prices ranging from $0.0033 to $6.60. Vesting of 68,182 warrants is contingent upon the achievement of certain scientific milestones.

      In addition 25,000 common stock warrants will become exercisable after December 31, 2003 at an average price of our common stock fifteen trading days immediately preceding and succeeding December 31, 2003.

     Common Stock Reserved

      Common stock was reserved for the following purposes at December 31, 2002:

Stock options outstanding	9,656,221
Warrants to purchase common stock	2,824,465
Employee stock purchase plan	362,337
Stock options available for grant	2,645,681
Conversion of preferred stock	2,936,577

Total	18,425,281

10.     Income Taxes

      At December 31, 2002 and 2001, we had net operating loss carryforwards of approximately $446.5 million and $390.4 million, respectively, and research and experimentation credit carryforwards of approximately $20.6 million and $18.5 million, respectively, which begin to expire in 2009. Utilization of net operating loss and research and development tax credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code, or the Code. During the period 1995 through 2002, we experienced ownership changes as defined by the Code. Accordingly, our use of losses incurred through the date of any ownership changes will be limited on an annual basis during the carryforward period, therefore some of the carryforwards will expire without being fully utilized.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $18.5 million during 2002 and

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$30.1 million during 2001. The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$151,796	$132,722
Research and experimentation credit and foreign tax credit carryforwards	21,175	18,479
Deferred revenue	6,865	8,889
Financial statement expenses not deducted on tax return	3,632	4,702

	183,468	164,792
Deferred tax liabilities:
Tax return expenses not charged against financial statements	(496)	(313)

	(496)	(313)

Net deferred tax assets	182,972	164,479
Less valuation allowance	(182,972)	(164,479)

Net deferred tax assets	$—	$—

11.     401(k) Plan

      We have a tax-qualified employee savings and retirement plan, or the 401(k) Plan, covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($11,000 in 2002) and to have the amount of such reduction contributed to the 401(k) Plan. Effective January 1, 1998, we implemented a 401(k) matching program whereby we contribute twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant’s earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of eleven investment options. Our contributions under the 401(k) Plan were approximately $500,000 in 2002, $577,000 in 2001 and $280,000 in 2000.

12.     Sale of Technology and Other Assets

      In May 2002, Medarex purchased our proprietary UPT technology for creating antibody-toxin conjugates and certain preclinical product development programs in the field of oncology and other disease indications. In return, we received $21 million, which was paid in six equal monthly payments. These payments have been included in other income in the accompanying statement of operations. Medarex also purchased certain equipment to support Medarex’s continuing research efforts from Corixa for an additional $2.5 million. We recorded a gain on the sale of fixed assets to Medarex of approximately $1 million in the second quarter of 2002.

      In connection with this transaction, approximately 30 of our scientist based in South San Francisco joined Medarex’s California-based research and development group. Medarex also agreed to sublease approximately 30,000 square feet of laboratory and office space at our South San Francisco facility, subject to customary conditions.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Related-Party Transactions

      Employee loans totaling $112,000 and $830,000 assumed in the Coulter acquisition are included in other assets on the accompanying balance sheets as of December 31, 2002 and 2001, respectively. The loans are non-interest-bearing with various terms ranging from four to ten years and are secured by a second deed of trust on the employee’s residence. The forgiven amount and the repaid amount are calculated on a pro-rata basis over years one through ten of continued employment. In the event the employee ceases to be employed by us, the loan becomes interest-bearing and due within a reasonable period not to exceed three months.

      In 2001, we extended loans totaling approximately $200,000 to executive officers. The loans are secured by a second deed of trust on the employee’s residence. Each of the notes has a term of four years and bears interest at approximately 5.5%. The balance at December 31, 2002 and December 31, 2001 was $168,000 and $206,000, respectively. The outstanding balance and accumulated interest is due in full at maturity.

14.     Commitments and Contingencies

      On September 10, 2001 IDEC filed a complaint in the United States District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of NHL. On September 12, 2001 we and GSK filed a lawsuit in the United States District Court, District of Delaware, alleging that IDEC’s activities since the ODAC’s recommendation for approval of Zevalin infringes our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001, we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the United States District Court, Southern District of California. By way of order of February 25, 2002, the Delaware District Court has ordered the case transferred to the United States District Court, Southern District of California. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

      We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

15.     Quarterly Financial Data (Unaudited)

      The following table contains selected unaudited statement of operations information for each quarter of 2002 and 2001. We believe that the following information reflects all normal recurring adjustments necessary

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

     Quarterly Financial Data:

	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
2002
Revenue	$15,566	$13,886	$9,876	$9,410
Net income (loss)	(176,690)	5,331	(16,581)	(19,459)
Basic net income (loss) per common share	(4.25)	0.13	(0.37)	(0.40)
Diluted net income (loss) per common share	(4.25)	0.12	(0.37)	(0.40)
2001
Revenue	$13,501	$15,625	$14,048	$14,891
Net loss	(41,972)	(31,793)	(40,027)	(34,245)
Basic and diluted net loss per common share	(1.05)	(0.79)	(0.99)	(0.83)

Item 9.     Changes in and Disagreements with Accountants and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our 2003 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers” in our 2003 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the information set forth under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2003 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

Item 14.	Controls and Procedures

      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date within 90 days before the filing date of this annual report, have concluded that as of the time of such evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

        (1) Report of Ernst & Young LLP, Independent Auditors.

           Consolidated Balance Sheets as of December 31, 2002 and 2001.

           Consolidated Statements of Operations — Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2002, 2001 and 2000.

           Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000.

           Notes to Consolidated Financial Statements.

        (2) Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3) Index to Exhibits filed in response to Item 601 of Regulation S-K is set forth below.

EXHIBIT INDEX

Exhibit
Number		Exhibit Description	Page

3.1		Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)
3.2		Certificate of Designation of Series A Preferred Stock	(D)
3.3		Certificate of Designation of Series B Preferred Stock	(E)
3.4		Bylaws of Corixa Corporation	(T)
4.1		Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)
10.1		2001 Stock Incentive Plan	(L)
10.2		1997 Directors’ Stock Option Plan and form of stock option agreement	(A)
10.3		2001 Employee Stock Purchase Plan and form of subscription agreement	(M)
10.4		Corixa Corporation 401(k) Savings & Retirement Plan	(A)
10.5		Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)
10.6		Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)
10.7		Second Amendment to Columbia Building Lease dated as of September 25, 1998, between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(B)
10.8		Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)
10.9		First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	(S)
10.10		Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(S)
10.11		Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(S)
10	.12+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(C)
10	.13+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, by and between Corixa Corporation and SmithKline Beecham plc	(K)
10	.14+	Letter Agreement, dated as of August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, regarding the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(R)
10	.15*	Amendment No. 2, dated as of January 28, 2003, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, between Corixa Corporation and SmithKline Beecham plc	†

Exhibit
Number		Exhibit Description	Page

10	.16*	Collaboration and License Agreement, dated as of January 28, 2003, between Corixa Corporation, SmithKline Beecham plc	†
10	.17*	Corixa License Agreement, dated as of January 28, 2003, between Corixa Corporation and SmithKline Beecham plc	†
10	.18+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10	.19+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10	.20+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10	.21+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10	.22+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10	.23+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10	.24+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10	.25+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(E)
10	.26+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(E)
10	.27+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate on December 29, 2000	(E)
10	.28+	Development, Commercialization and License Agreement, dated August 15, 2000 by and between Corixa Corporation and Medicis Pharmaceutical Corporation	(K)
10.29		Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(F)
10.30		Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(F)
10.31		Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(F)
10.32		Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(G)
10	.33+	Development Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., successor in interest to Nordion International, Inc. dated November 15, 1995	(G)
10	.34+	Contract Research and Development Agreement, by and between Coulter Pharmaceutical, Inc. and Dr. Karl Thomas GmbH, dated October 22, 1997	(H)
10	.35+	Supply Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(I)
10	.36+	Facilities Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(I)
10	.37+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)
10	.38+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)
10	.39+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)

Exhibit
Number		Exhibit Description	Page

10.40		First Amendment dated June 28, 2002 to Loan Agreement dated as of October 23, 1998, between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation	(W)
10	.41+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)
10	.42+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham, dated October 23, 1998	(J)
10	.43+	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(R)
10	.44+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(R)
10	.45+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(R)
10	.46+	Supply Agreement between Coulter Pharmaceutical, Inc. and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(J)
10.47		Satisfaction Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(N)
10.48		Form of Bexxar Stock Award Agreement, dated October 15, 2000 between Corixa Corporation and certain directors and officers of Corixa Corporation	(N)
10.49		Schedule of officers and directors of Corixa Corporation party to Bexxar Stock Award Agreement	(N)
10.50		Form of Corixa Corporation Executive Employment Agreement	(N)
10.51		Schedule of officers party to Corixa Corporation Executive Employment Agreement	†
10	.52+	Development, Commercialization and License Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(Y)
10	.53+	Manufacturing and Supply Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(Z)
10	.54+	Stock Purchase Agreement dated October 29, 2001 between Corixa Corporation and Amersham Health, Inc.	(CC)
10.55		Private Equity Line Financing Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(O)
10.56		Registration Rights Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(O)
10.57		Form of warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(O)
10.58		Secured Promissory Note by Steven G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	(S)
10.59		Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	(S)
10.60		Loan Agreement between Corixa Corporation and BNP Paribas, dated as of August 3, 2001	(S)

Exhibit
Number		Exhibit Description	Page

10	.61+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	(Q)
10	.62*	Letter Agreement dated November 19, 2001 between Corixa Corporation and Inpharzam International, regarding the Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	†
10	.63*	Letter Agreement dated November 15, 2002 between Corixa Corporation and Inpharzam International, regarding the Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	†
10	.64+	License and Collaborative Research Agreement dated June 15, 1999 between Corixa Corporation and Japan Tobacco Inc.	(Q)
10	.65+	Research Agreement dated March 26, 1999 between Corixa Corporation and the Infectious Disease Research Institute	(P)
10	.66+	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(R)
10.67		First Amendment dated February 28, 2002 to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	(S)
10.68		First Amendment dated February 28, 2002 to Registration Rights Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	(S)
10	.69+	Second Amendment, dated April 17, 2002, to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	(BB)
10	.70+	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd, dated August 6, 2001, regarding the Development and License Agreement between Corixa Corporation and Zenyaku Kogyo Co., dated August 16, 1999	(R)
10	.71*	Letter Agreement between Corixa Corporation and Japan Tobacco Inc., dated September 28, 2001, regarding the License and Collaborative Research Agreement between Corixa Corporation and Japan Tobacco Inc., dated June 15, 1999	(R)
10	.72+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical	(M)
10	.73+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(J)
10.74		Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(S)
10	.75+	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical	(R)
10	.76*	First Amendment to Lease dated January 15, 2002 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	†
10.77		Master Security Agreement by and between Corixa Corporation and General Electric Capital Corporation, dated February 25, 2002, as amended	(AA)
10	.78+	Asset Purchase Agreement, dated May 23, 2002, by and among Corixa Corporation, Coulter Pharmaceutical, Inc., Corixa Belgium, S.A., Medarex, Inc. and Medarex Belgium	(X)
10.79		Securities Purchase Agreement dated as of August 9, 2002, among Corixa Corporation and the purchasers named therein	(U)
10.80		Registration Rights Agreement dated as of August 9, 2002, among Corixa Corporation and the investors named therein	(U)
10	.81+	Lease Agreement dated October 15, 2002, between Corixa Corporation and Life Sciences Building, LLC	(T)

Exhibit
Number		Exhibit Description	Page

10	.82+	License Development and Commercialization Agreement dated as of November 27, 2002 between Corixa Corporation and Kirin Brewery Company, Ltd.	(U)
10	.83*	Amended and Restated License and Collaborative Research Agreement dated as of December 19, 2002, between Corixa Corporation and Japan Tobacco Inc.	†
10	.84*	Agreement dated as of April 1, 1994 by and between Coulter Corporation, as successor in interest to Coulter Electronics, Inc., and Dana-Farber Cancer Institute, Inc.	†
10	.85*	Agreement Regarding Sublicenses dated as of December 2, 1998 between Coulter Pharmaceutical, Inc. and Dana-Farber Cancer Institute, Inc.	†
10	.86*	Commercialization Agreement dated as of November 1, 1994 between Coulter Corporation and the Regents of the University of Michigan	†
10	.87*	Assignment of Commercialization Agreement dated as of April 1, 1995 among Coulter Pharmaceutical, Inc., Coulter Corporation and the Regents of the University of Michigan	†
10	.88*	Amendment to Commercialization Agreement dated June 1, 1997 between the Regents of the University of Michigan and Coulter Pharmaceutical, Inc. amending the Commercialization Agreement dated as of November 1, 1994	†
10.89		Amendment No. 1 to the Research Agreement, dated March 31, 2002, between Infectious Disease Research Institute and Corixa Corporation, amending the Research Agreement dated March 26, 1999	†
21.1		Subsidiaries of Corixa Corporation	†
23.1		Consent of Ernst and Young, LLP, Independent Auditors	†
24.1		Power of Attorney	(DD)
99.1		Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Corixa Corporation pursuant to 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(F)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(G)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(H)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(I)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(J)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K, (File No. 000-21905), filed with the Commission on March 30, 1999.

(K)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(L)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 18, 2001.

(M)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001 [November 13, 2001].

(N)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 13, 2001.

(O)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(P)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 6, 1999.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(R)	Incorporated herein by reference to Corixa’s Form 10-K/ A (File No. 000-22891), filed with the Commission on June 24, 2002.

(S)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 1, 2002.

(T)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on October 21, 2002.

(U)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 5, 2002.

(V)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on August 13, 2002.

(W)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 13, 2002.

(X)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on June 3, 2002.

(Y)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 29, 2002.

(Z)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 16, 2002.

(AA)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 15, 2002.

(BB)	Incorporated herein by reference to Corixa’s Form S-3/ A (File No. 333-75282), filed with the Commission on May 6, 2002.

(CC)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on April 12, 2002.

(DD)	Incorporated herein by reference to the “Power of Attorney” granted below in this report on Form 10-K.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Filed herewith.

      (b) Reports on Form 8-K

      On October 21, 2002, Corixa filed a Current Report on Form 8-K stating under “Item 5. Other Events” that on October 15, 2002, Corixa entered into a lease agreement with Life Sciences Building, LLC to house Corixa’s headquarters at the Ninth and Stewart Lifesciences Building in Seattle, Washington.

      On December 5, 2002 Corixa filed a Current Report on Form 8-K stating under “Item 5. Other Events” that on December 2, 2002, Corixa and GlaxoSmithKline announced that the United States Food and Drug Administration confirmed that additional BEXXAR therapy data constituted a complete response to the March 12, 2002 complete review letter and the BEXXAR therapy BLA was returned to active review status.

      On December 5, 2002 Corixa filed a Current Report on Form 8-K stating under “Item 5. Other Events” that on December 4, 2002 Corixa sold 636,173 shares of Corixa common stock to Amersham Health for a total purchase price of $5 million on cash.

      On December 5, 2002 Corixa filed a Current Report on Form 8-K stating under “Item 5. Other Events” that on December 4, 2002 Corixa and Kirin Brewery Company, Ltd. announced that they entered into a development and commercialization agreement.

      On December 18, 2002 Corixa filed a Current Report on Form 8-K stating under “Item 5. Other Events” that on December 17, 2002 Corixa and GlaxoSmithKline announced that ODAC recommended BEXXAR therapy for approval.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORIXA CORPORATION

By:	/s/ MICHELLE BURRIS

Michelle Burris
Vice President and Chief Financial Officer

Date: February 25, 2003

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

Signature	Title	Date

/s/ STEVEN GILLIS Steven Gillis	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2003

/s/ MICHELLE BURRIS Michelle Burris	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2003

/s/ MARK MCDADE Mark McDade	Director	February 25, 2003

/s/ MICHAEL F. BIGHAM Michael F. Bigham	Director	February 25, 2003

/s/ JOSEPH L. LACOB Joseph L. Lacob	Director	February 25, 2003

/s/ ARNOLD ORONSKY Arnold Oronsky	Director	February 25, 2003

/s/ JAMES YOUNG James Young	Director	February 25, 2003

Signature	Title	Date

/s/ ROBERT MOMSEN Robert Momsen	Director	February 25, 2003

/s/ SAMUEL R. SAKS Samuel R. Saks	Director	February 25, 2003

CERTIFICATIONS

      I, Steven Gillis, Ph.D., certify that:

1. I have reviewed this annual report on Form 10-K of Corixa Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN GILLIS

Steven Gillis, Ph.D.
Chairman and Chief Executive Officer

Date: February 25, 2003

      I, Michelle Burris, certify that:

1. I have reviewed this annual report on Form 10-K of Corixa Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and Chief Financial Officer

Date: February 25, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

3.1	Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)
3.2	Certificate of Designation of Series A Preferred Stock	(D)
3.3	Certificate of Designation of Series B Preferred Stock	(E)
3.4	Bylaws of Corixa Corporation	(T)
4.1	Amended and Restated Investors’ Rights Agreement dated as of May 10, 1996 between Corixa Corporation and certain holders of its capital stock	(A)
10.1	2001 Stock Incentive Plan	(L)
10.2	1997 Directors’ Stock Option Plan and form of stock option agreement	(A)
10.3	2001 Employee Stock Purchase Plan and form of subscription agreement	(M)
10.4	Corixa Corporation 401(k) Savings & Retirement Plan	(A)
10.5	Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)
10.6	Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)
10.7	Second Amendment to Columbia Building Lease dated as of September 25, 1998, between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(B)
10.8	Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)
10.9	First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	(S)
10.10	Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(S)
10.11	Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(S)
10.12+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(C)
10.13+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, by and between Corixa Corporation and SmithKline Beecham plc	(K)
10.14+	Letter Agreement, dated as of August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, regarding the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(R)
10.15*	Amendment No. 2, dated as of January 28, 2003, to the Multi-Field Vaccine Discovery Collaboration and License Agreement, dated October 28, 1998, between Corixa Corporation and SmithKline Beecham plc	†
10.16*	Collaboration and License Agreement, dated as of January 28, 2003, between Corixa Corporation, SmithKline Beecham plc	†
10.17*	Corixa License Agreement, dated as of January 28, 2003, between Corixa Corporation and SmithKline Beecham plc	†
10.18+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10.19+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)

Exhibit
Number	Exhibit Description	Page

10.20+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10.21+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10.22+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10.23+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10.24+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10.25+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(E)
10.26+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement, dated April 8, 1999, by and between Corixa Corporation and Castle Gate, L.L.C.	(E)
10.27+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate on December 29, 2000	(E)
10.28+	Development, Commercialization and License Agreement, dated August 15, 2000 by and between Corixa Corporation and Medicis Pharmaceutical Corporation	(K)
10.29	Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(F)
10.30	Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(F)
10.31	Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(F)
10.32	Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(G)
10.33+	Development Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., successor in interest to Nordion International, Inc. dated November 15, 1995	(G)
10.34+	Contract Research and Development Agreement, by and between Coulter Pharmaceutical, Inc. and Dr. Karl Thomas GmbH, dated October 22, 1997	(H)
10.35+	Supply Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(I)
10.36+	Facilities Agreement between Coulter Pharmaceutical, Inc. and MDS Nordion Inc., dated August 31, 1998	(I)
10.37+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)
10.38+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)
10.39+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)
10.40	First Amendment dated June 28, 2002 to Loan Agreement dated as of October 23, 1998, between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation.	(W)
10.41+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(J)
10.42+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham, dated October 23, 1998	(J)

Exhibit
Number	Exhibit Description	Page

10.43+	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(R)
10.44+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(R)
10.45+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, regarding the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(R)
10.46+	Supply Agreement between Coulter Pharmaceutical, Inc. and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(J)
10.47	Satisfaction Agreement, dated June 28, 2001 between Michael F. Bigham and Corixa Corporation	(N)
10.48	Form of Bexxar Stock Award Agreement, dated October 15, 2000 between Corixa Corporation and certain directors and officers of Corixa Corporation	(N)
10.49	Schedule of officers and directors of Corixa Corporation party to Bexxar Stock Award Agreement	(N)
10.50	Form of Corixa Corporation Executive Employment Agreement	(N)
10.51	Schedule of officers party to Corixa Corporation Executive Employment Agreement	†
10.52+	Development, Commercialization and License Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(Y)
10.53+	Manufacturing and Supply Agreement dated October 29, 2001 between Corixa Corporation and Amersham PLC	(Z)
10.54+	Stock Purchase Agreement dated October 29, 2001 between Corixa Corporation and Amersham Health, Inc.	(CC)
10.55	Private Equity Line Financing Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(O)
10.56	Registration Rights Agreement dated December 3, 2001 between Corixa Corporation and BNY Capital Markets, Inc.	(O)
10.57	Form of warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(O)
10.58	Secured Promissory Note by Steven G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	(S)
10.59	Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	(S)
10.60	Loan Agreement between Corixa Corporation and BNP Paribas, dated as of August 3, 2001	(S)
10.61+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	(Q)
10.62*	Letter Agreement dated November 19, 2001 between Corixa Corporation and Inpharzam International, regarding the Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	†
10.63*	Letter Agreement dated November 15, 2002 between Corixa Corporation and Inpharzam International, regarding the Collaboration Agreement dated May 21, 1999 between Corixa Corporation and Inpharzam International	†
10.64+	License and Collaborative Research Agreement dated June 15, 1999 between Corixa Corporation and Japan Tobacco Inc.	(Q)

Exhibit
Number	Exhibit Description	Page

10.65+	Research Agreement dated March 26, 1999 between Corixa Corporation and the Infectious Disease Research Institute	(P)
10.66+	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(R)
10.67	First Amendment dated February 28, 2002 to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	(S)
10.68	First Amendment dated February 28, 2002 to Registration Rights Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	(S)
10.69+	Second Amendment, dated April 17, 2002, to Private Equity Line Financing Agreement dated as of December 3, 2001, between Corixa Corporation and BNY Capital Markets, Inc.	(BB)
10.70+	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd, dated August 6, 2001, regarding the Development and License Agreement between Corixa Corporation and Zenyaku Kogyo Co., dated August 16, 1999	(R)
10.71*	Letter Agreement between Corixa Corporation and Japan Tobacco Inc., dated September 28, 2001, regarding the License and Collaborative Research Agreement between Corixa Corporation and Japan Tobacco Inc., dated June 15, 1999	(R)
10.72+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical	(M)
10.73+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(J)
10.74	Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(S)
10.75+	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical	(R)
10.76*	First Amendment to Lease dated January 15, 2002 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	†
10.77	Master Security Agreement by and between Corixa Corporation and General Electric Capital Corporation, dated February 25, 2002, as amended	(AA)
10.78+	Asset Purchase Agreement, dated May 23, 2002, by and among Corixa Corporation, Coulter Pharmaceutical, Inc., Corixa Belgium, S.A., Medarex, Inc. and Medarex Belgium	(X)
10.79	Securities Purchase Agreement dated as of August 9, 2002, among Corixa Corporation and the purchasers named therein	(U)
10.80	Registration Rights Agreement dated as of August 9, 2002, among Corixa Corporation and the investors named therein	(U)
10.81+	Lease Agreement dated October 15, 2002, between Corixa Corporation and Life Sciences Building, LLC	(T)
10.82+	License Development and Commercialization Agreement dated as of November 27, 2002 between Corixa Corporation and Kirin Brewery Company, Ltd.	(U)
10.83*	Amended and Restated License and Collaborative Research Agreement dated as of December 19, 2002, between Corixa Corporation and Japan Tobacco Inc.	†
10.84*	Agreement dated as of April 1, 1994 by and between Coulter Corporation, as successor in interest to Coulter Electronics, Inc., and Dana-Farber Cancer Institute, Inc.	†
10.85*	Agreement Regarding Sublicenses dated as of December 2, 1998 between Coulter Pharmaceutical, Inc. and Dana-Farber Cancer Institute, Inc.	†
10.86*	Commercialization Agreement dated as of November 1, 1994 between Coulter Corporation and the Regents of the University of Michigan	†

Exhibit
Number	Exhibit Description	Page

10.87*	Assignment of Commercialization Agreement dated as of April 1, 1995 among Coulter Pharmaceutical, Inc., Coulter Corporation and the Regents of the University of Michigan	†
10.88*	Amendment to Commercialization Agreement dated June 1, 1997 between the Regents of the University of Michigan and Coulter Pharmaceutical, Inc. amending the Commercialization Agreement dated as of November 1, 1994	†
10.89	Amendment No. 1 to the Research Agreement, dated March 31, 2002, between Infectious Disease Research Institute and Corixa Corporation, amending the Research Agreement dated March 26, 1999	†
21.1	Subsidiaries of Corixa Corporation	†
23.1	Consent of Ernst and Young, LLP, Independent Auditors	†
24.1	Power of Attorney	(DD)
99.1	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Corixa Corporation pursuant to 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 333-32147), filed with the Commission on November 12, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(F)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(G)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(H)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the Commission on March 27, 1998.

(I)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-Q (File No. 000-21905), filed with the Commission on November 13, 1998.

(J)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K, (File No. 000-21905), filed with the Commission on March 30, 1999.

(K)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(L)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 18, 2001.

(M)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001.

(N)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 13, 2001

(O)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(P)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 6, 1999.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(R)	Incorporated herein by reference to Corixa’s Form 10-K/ A (File No. 000-22891), filed with the Commission on June 24, 2002.

(S)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 1, 2002.

(T)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on October 21, 2002.

(U)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 5, 2002.

(V)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on August 13, 2002.

(W)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 13, 2002.

(X)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on June 3, 2002.

(Y)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 29, 2002.

(Z)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 16, 2002.

(AA)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 15, 2002.

(BB)	Incorporated herein by reference to Corixa’s Form S-3/ A (File No. 333-75282), filed with the Commission on May 6, 2002.

(CC)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on April 12, 2002.

(DD)	Incorporated herein by reference to the “Power of Attorney” granted below in this report on Form 10-K.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Filed herewith.