Form 10-Q
period 2003-03-31
CORIXA CORP
filed 2003-05-13
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

     As of May 6, 2003, there were approximately 50,354,957 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2003
INDEX

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CORIXA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,724	$47,363
Securities available-for-sale	22,773	41,194
Accounts receivable	6,365	8,919
Interest receivable	825	789
Prepaid expenses and other current assets	6,604	7,130

Total current assets	75,291	105,395
Property and equipment, net	38,988	41,876
Securities available-for-sale, noncurrent	39,633	28,200
Acquisition-related intangible assets, net	13,434	13,929
Deferred charges, deposits and other assets	5,969	6,706

Total assets	$173,315	$196,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14,461	$15,100
Dividend payable	628	353
Current portion of deferred revenue	7,948	8,999
Current portion of long-term obligations	24,743	25,151

Total current liabilities	47,780	49,603
Deferred revenue, less current portion	10,061	11,191
Long-term obligations, less current portion	5,723	6,920
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 10,000,000 shares; Designated Series A — 12,500 shares; issued and outstanding — 12,500 shares	—	—
Designated Series B — 37,500 shares; issued and outstanding — 37,500 shares	—	—
Common stock, $0.001 par value:
Authorized — 100,000,000 shares; Issued and outstanding — 50,277,356 shares at March 31, 2003 and 50,216,683 at December 31, 2002	50	50
Additional paid-in capital	1,238,902	1,238,958
Deferred compensation	(509)	(667)
Accumulated other comprehensive income	644	692
Accumulated deficit	(1,129,336)	(1,110,641)

Total stockholders’ equity	109,751	128,392

Total liabilities and stockholders’ equity	$173,315	$196,106

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Revenue:
Collaborative agreements	$8,068	$15,005
Government grants and contracts	1,057	561

Total revenue	9,125	15,566
Operating expenses:
Research and development	25,219	26,814
Sales, general and administrative	3,506	5,239
Intangible amortization	110	110
Goodwill impairment	—	161,060

Total operating expenses	28,835	193,223

Loss from operations	(19,710)	(177,657)
Interest income	825	1,195
Interest expense	(258)	(550)
Other income	448	322

Net loss	(18,695)	(176,690)
Preferred stock dividend	(276)	(226)

Net loss applicable to common stockholders	$(18,971)	(176,916)

Basic and diluted net loss per common share	$(0.38)	$(4.25)

Shares used in computation of basic and diluted net loss per common share	50,228	41,596

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Operating activities
Net loss	$(18,695)	$(176,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred compensation	78	969
Goodwill impairment	—	161,060
Depreciation and amortization	3,058	3,008
Equity instruments issued in exchange for technology and services	45	(260)
Changes in certain assets and liabilities:
Accounts receivable	2,554	(1,549)
Interest receivable	(36)	196
Prepaid expenses and other current assets	1,263	(667)
Accounts payable and accrued liabilities	(639)	(5,616)
Deferred revenue	(2,181)	(891)

Net cash used in operating activities	(14,553)	(20,440)
Investing activities
Purchases of securities available-for-sale	(24,718)	(14,915)
Proceeds from maturities of securities available-for-sale	1,517	5,054
Proceeds from sales of securities available-for-sale	30,142	15,075
Proceeds from leasehold improvement reimbursement	1,097	—
Purchases of property and equipment	(773)	(7,026)

Net cash provided by (used in) investing activities	7,265	(1,812)
Financing activities
Proceeds from issuance of common stock	254	380
Proceeds from debt obligations	—	3,106
Principal payments made on long-term obligations	(1,605)	(1,281)
Principal payments on capital leases	—	(24)

Net cash (used in) provided by financing activities	(1,351)	2,181

Net decrease in cash and cash equivalents	(8,639)	(20,071)
Cash and cash equivalents at beginning of period	47,363	33,338

Cash and cash equivalents at end of period	$38,724	$13,267

Supplemental disclosure of cash flow information:
Interest paid	$195	$554

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiary, Coulter Pharmaceutical, Inc., or Coulter. These statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with SEC rules and regulations. All significant intercompany account balances and transactions have been eliminated in consolidation. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include disclosures required by GAAP for complete financial statements. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2002, included in our annual report on Form 10-K filed with the SEC.

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in the following (U.S. dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At March 31, 2003, noncurrent securities available-for-sale included a certificate of deposit of $6.2 million that secures a financing agreement and various other non-current securities that secure a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. In addition, other assets include a $2.2 million certificate of deposit that secures a letter of credit related to our leased properties in South San Francisco, California.

Certain Concentrations

     Credit Risk. We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharma GMBH & Co. KG, or BI Pharma KG, to produce bulk anti-B1 antibody tositumomab, or tositumomab, a key component of BEXXAR® therapy for use in ongoing clinical trials and to meet commercial requirements, as well as to provide for fill/finish and packaging services. We have committed to purchase minimum annual quantities of tositumomab from BI Pharma KG. In February 2003, we amended our Supply Agreement with BI Pharma KG to temporarily reduce our minimum annual order commitment for tositumomab following the potential commercial launch of BEXXAR therapy. The minimum annual order for 2003 is approximately $5.8 million. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for radiolabeling of the United States supply of the tositumomab component of BEXXAR therapy at Nordion’s centralized radiolabeling facility. This agreement expires on May 31, 2004. We are actively negotiating with Nordion to enter into a new agreement to radiolabel tositumomab. If we are unable to finalize a new agreement with Nordion on acceptable terms, we will need to secure a new source of radiolabeling. Although we are evaluating additional sources of radiolabeling, we may be unable to secure additional sources on commercially reasonable terms or on a timely basis, if at all.

Revenue Recognition

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts and sales of research adjuvants. Revenue under technology licenses and collaborative agreements typically consists of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 88% and 96% of our revenue from collaborative partners during the three months ended March 31, 2003 and March 31, 2002, respectively.

Acquisition-Related Intangible Assets

     Acquisition-related intangible assets at March 31, 2003, consist of adjuvant know-how and an acquired lease with balances of approximately $1.5 million and $11.9 million, respectively. Adjuvant know-how and the acquired lease are amortized on the straight-line method over periods of seven and ten years, respectively. Amortization of the acquired lease is recorded as additional rent expense. Amortization expense of our acquisition-related intangible assets for the first quarter of 2003 and 2002 was approximately $385,000 related to the acquired lease and $110,000 related to adjuvant know-how. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

Remaining 2003	1,485
2004	1,980
2005	1,980
2006	1,870
2007	1,540
Thereafter	4,579

Total expected amortization	$13,434

     We expect to incur losses related to the acquired leases as we enter into sublease arrangements in the future in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144. These anticipated losses may be recognized at the time we enter into sublease agreements.

     Under SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. On March 12, 2002, we received a second complete review letter from the U.S. Food and Drug Administration, or FDA, regarding our Biologics License Application, or BLA, for BEXXAR therapy. In the complete review letter, the FDA stated that additional clinical studies would be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy.

     Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2003 presentation.

2. Comprehensive Loss

     For the three months ended March 31, 2003 and March 31, 2002, our comprehensive loss was as follows (in thousands):

	For the three months ended

	March 31, 2003	March 31, 2002

Net loss	$(18,695)	$(176,690)
Other comprehensive loss:
Unrealized holding losses during the period	(48)	(909)

Total comprehensive loss	$(18,743)	$(177,599)

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

     We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR therapy related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential commercial launch of BEXXAR therapy. Our share of the operating results is included in sales, general and administrative expenses. GSK may terminate our agreement at any time because BEXXAR therapy was not approved by the FDA on or before June 30, 2002.

4. Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123, or SFAS No. 123. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123 we have elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. We intend to continue to apply the disclosure only provisions of SFAS No. 123. Accordingly, our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

     At March 31, 2003, we had two stock-based employee compensation plans under which we grant options or issue shares of stock. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition of SFAS No. 123 to stock-based employee compensation.

	The Period ended March 31,

	2003	2002

	(In thousands, except per share data)
Net loss applicable to common shareholders:
As reported	$(18,971)	$(176,916)
Additional stock-based employee compensation expense determined under fair value based method for all awards	(3,118)	(5,121)

	The Period ended March 31,

	2003	2002

	(In thousands, except per share data)
Pro forma net loss applicable to common stockholders	$(22,089)	$(182,037)

Net loss per common share:
As reported	$(0.38)	$(4.25)
Pro forma	(0.44)	(4.38)

     Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically re-measured as the underlying options vest.

5. Commitments and Contingencies

     On September 10, 2001 IDEC Pharmaceuticals Corp., or IDEC, filed a complaint in the United States District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin™ product for the treatment of NHL. On September 12, 2001 we and GSK filed a lawsuit in the United States District Court, District of Delaware, alleging that IDEC’s activities because the Oncologics Drug Advisory Committee’s, or ODAC’s, recommendation for approval of Zevalin infringes our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001, we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the United States District Court, Southern District of California. On February 25, 2002, the Delaware District Court ordered the case transferred to the United States District Court, Southern District of California. Litigation is ongoing and we are unable to predict and outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

     On February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008 which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

6. Subsequent Events

     On May 5, 2003, we and GSK announced that the FDA has extended its review of the BEXXAR therapy application for up to an additional three months. As a result of this action, the new Prescription Drug User Fee Act, or PDUFA, goal date for the FDA to complete its review of BEXXAR therapy is August 1, 2003, but the FDA can take action at any time.

     On May 12, 2003, we announced that our partner, GSK, has filed for regulatory approval of Fendrix® with the European Agency for the Evaluation of Medicinal Products. Fendrix is a novel vaccine designed to prevent infection from Hepatitis B in high-risk groups such as pre-haemodialysis and haemodialysis patients and includes GSK’s Hepatitis B antigen and Corixa’s MPL® adjuvant.

     On April 23, 2003, we notified Amersham Health, pursuant to our October 2001 stock purchase agreement, of our exercise of our option to sell 721,814 shares of our common stock to Amersham Health at a price per share of $6.927, for a total purchase price of $5 million. Subject to standard closing conditions contained in the stock purchase agreement, we will sell the shares of common stock on May 14, 2003. In the event we sell the shares of common stock, we will issue them in a private placement exempt from registration under Rule 506 Regulation D and Section 4(2) of the Securities Act.

On April 4, 2003, we entered into a sublease agreement with Gryphon Therapeutics, Inc., or Gryphon, to sublet a portion of our laboratory, research and development, and general administration space in South San Francisco. Under the sublease, we sublet to

Gryphon a gradually increasing amount of space until December 2003 and thereafter, they will sublet approximately 50,400 square feet. The sublease commenced on May 1, 2003 and continues for the entire remaining term of the master lease which expires in November 2010. Under the terms of the sublease and the master landlord’s consent to the sublease, Gryphon has the option to terminate the sublease if the master landlord fails to remediate the floor moisture issue in the ground floor of the building by October 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

     Our disclosure and analysis in this quarterly report on Form 10-Q and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our expectations for regulatory approval of any of our product candidates;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available equity line facilities and bank borrowings to meet these requirements;

•	statements about our future operational and manufacturing capabilities;

•	statements regarding expected payments under collaboration agreements;

•	statements about our product development schedule;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Summary of Critical Accounting Policies

     In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policies, in addition to those described in our annual report on Form 10-K for the year ended December 31, 2002, to be critical:

     Revenue

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreements, generally the research and development phase. Generally, our collaborative agreements have included a research and development phase that spans a specified time period. However, in certain cases the collaborative agreement specifies a research and development phase that culminates with the completion of a development work-plan but does not have a fixed date and requires us to estimate the time period over which to recognize revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering experience with similar projects, level of effort and stage of development. If our estimate of the research and development time period increases, the amount of revenue we recognize related to up front license and technology access fees for a given period would decrease.

     Asset Impairment

     Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapy. In the complete review letter, the FDA stated that additional clinical studies would be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy.

     Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge.

     Our acquisition related intangible assets at March 31, 2003 consist of adjuvant know-how acquired in the RIBI ImmunoChem Research, Inc. acquisition and a facilities lease acquired in the Coulter acquisition, which were recorded at fair value on the acquisition date. We may record losses related to these leases as we enter into sublease arrangements in the future.

     Commitments and Contingencies

     We are involved in certain legal proceedings as discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcomes of the cases are not known. However, an unfavorable outcome of the litigation with IDEC could have a materially adverse effect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

Overview

     For over eight years, we have been engaged in discovery and development of innovative immunotherapeutic products to address debilitating and life-threatening conditions caused by cancer, infectious disease and autoimmune disease. Creating successful immunotherapeutic products requires understanding and directing the body’s immune system to prevent and fight disease. Variations in disease-causing organisms and human genetics make immunotherapeutic product development a challenging, complex undertaking, but one that we believe will have a significant impact on human health in the coming years. For the three-months ended March 31, 2003 approximately 88% of our revenue resulted from collaborative agreements, and approximately 12% of our revenue resulted from funds awarded through government grants. As of March 31, 2003, we had total stockholders’ equity of $109.8 million.

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

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts and sales of research adjuvants. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, technology access fees and various milestone and future product royalty or profit-sharing payments.

     We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the respective agreement, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Payments received in advance of recognition as revenue are recorded as deferred revenue. Revenue from adjuvant sales is recognized upon customer acceptance of the product.

     We remain focused on the development of proprietary vaccine products that induce specific and potent pathogen or tumor-reactive T cell responses and auto-antigen responses for the treatment and prevention of cancer, infectious diseases and autoimmune diseases. We also intend to broaden the scope of our partnership strategy to include other strategic relationships that complement our approach to immune system-based therapies for cancer, infectious diseases and autoimmune diseases.

     Our material collaborative agreements that continue to provide us with funding include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapy in the United States;

•	a development and commercialization agreement with Kirin Brewery Company, Ltd., or Kirin, for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	an agreement with Amersham Health to develop and commercialize BEXXAR therapy in Europe;

•	a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis, related to our candidate psoriasis immunotherapeutic product, PVAC™ treatment;

•	a development and license agreement with Zenyaku Kogyo Co. Ltd., or Zenyaku, related to PVAC treatment;

•	a corporate partnership with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK, that provides for tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia;

•	a license and supply agreement with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing; and

•	several license and supply agreements with GSK, granting GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     The FDA is currently reviewing our BLA for BEXXAR therapy, our most advanced product candidate. On June 27, 2002, we announced that the FDA granted our appeal regarding the regulatory review status of BEXXAR therapy. As a result, we presented data on BEXXAR therapy at an ODAC meeting on December 17, 2002. ODAC agreed that the data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in rituximab-refractory patients and clinical utility in chemotherapy-

refractory, low-grade and follicular NHL, with or without transformation. The FDA is not bound by ODAC’s action, but often takes ODAC’s recommendations into consideration when determining marketing approval of a new product. On May 5, 2003, we and GSK announced that the FDA has extended its review of the BEXXAR therapy application for up to an additional three months. As a result of this action, the new PDUFA goal date for the FDA to complete its review of BEXXAR therapy is August 1, 2003, but the FDA can take action at any time.

     GSK may terminate our agreement regarding BEXXAR therapy because BEXXAR therapy was not approved by the FDA on or before June 30, 2002.

     As of March 31, 2003, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions and $221.2 million is attributable to goodwill related charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our product candidates and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three Months Ended March 31, 2003 and March 31, 2002

Total Revenue

     Our revenue was $9.1 million for the three months ended March 31, 2003 compared to $15.6 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to the anticipated expiration of the funded research phases of certain of our collaborative agreements, including $3.2 million related to our vaccine development collaborative agreement with GSK, $1.2 million related to our lung cancer vaccine partnership with Japan Tobacco, $750,000 related to our ex-vivo agreement with The Infectious Disease Research Institute and $742,000 related to our lung cancer vaccine partnership with Zambon. In addition, reimbursement revenue from our collaborative agreement for BEXXAR therapy with GSK decreased $1.6 million. The decrease was partially offset by increased research adjuvant sales of $1.4 million.

     Revenue under government grants and contracts for the three months ended March 31, 2003 was $1.1 million compared to $561,000 for the same period in 2002.

     We expect revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, timing and amounts of payments under our existing collaborative agreements and our ability to commercialize our potential products.

Research and Development

     Our research and development expenses were $25.2 million for the three months ended March 31, 2003 compared to $26.8 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to a reduction in the purchase of third-party manufactured material of $1.8 million, payroll and personnel expenses of $1.3 million and a reduction in deferred compensation expense of $900,000 related to options assumed in the Coulter acquisition. These decreases were partially offset by an increase of $2.7 million of increased clinical and research and development activities.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the approximate costs associated with research and preclinical programs and clinical development programs were as follows (in millions):

	Three months ended
	March 31,

	2003	2002

Research and preclinical programs	$9.1	$13.4
Clinical development programs	16.1	13.4

Total research and development	$25.2	$26.8

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

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $3.5 million for the three months ended March 31, 2003 compared to $5.2 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to reduced marketing and sales expense of $1.5 million related to our workforce reduction in South San Francisco in the second quarter of 2002. We expect SG&A expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities.

Amortization and Goodwill Impairment

     Intangible amortization expense related to adjuvant know-how was $110,000 for the three months ended March 31, 2003 and March 31, 2002. Amortization of the acquired lease is recorded as additional rent expense. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. We continue to amortize an acquired facilities lease and adjuvant know-how over their useful lives.

     On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapy. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapy.

     Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge.

Interest Income

     Our interest income was $825,000 for the three months ended March 31, 2003 compared with $1.2 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to lower average investment balances and lower yields.

Interest Expense

     Our interest expense was $258,000 for the three months ended March 31, 2003 compared with $550,000 for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to a rate adjustment reimbursement in the first quarter of 2003.

Other Income

     Other income was $448,000 for the three months ended March 31, 2003 compared with $322,000 for the same period in 2002. The 2003 increase compared to 2002 is due primarily to rental receipts related to short-term sublease of a portion of our South San Francisco facilities.

Liquidity and Capital Resources

     As of March 31, 2003, we had approximately $101.1 million in cash, cash equivalents and marketable securities, which includes a certificate of deposit of $6.2 million that secures a financing agreement and various securities that secure a letter of credit of $4.5 million that guarantees a portion of our obligations under a facilities lease agreement. We have available to us approximately $72.4 million under the equity line facility with BNY Capital Markets, Inc., or CMI, subject to certain conditions related to minimum stock price and trading volume. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, with terms not exceeding four years.

     We believe that our existing capital resources, committed payments under existing corporate partnerships, bank credit arrangements, the CMI equity line facility, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. Our future capital requirements will depend on many factors, including, among others:

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

     The FDA is currently reviewing our BLA for BEXXAR therapy, our most advanced product candidate. On December 17, 2002, we presented data on BEXXAR therapy at an ODAC meeting. ODAC agreed that the data from clinical trials of BEXXAR therapy provided substantial evidence of clinical benefit in rituximab-refractory patients and clinical utility in chemotherapy-refractory, low-grade and follicular NHL, with or without transformation.

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

     For example, we filed our BLA for BEXXAR therapy in June 1999 and almost four years later, we have not obtained regulatory approval for BEXXAR therapy. Most recently, on May 5, 2003, we and GSK announced that the FDA has extended its review of the BEXXAR therapy application for up to an additional three months. As a result of this action, the new PDUFA goal date for the FDA to complete its review of BEXXAR therapy is August 1, 2003. We may not be successful in obtaining regulatory approval for BEXXAR therapy or any of our other product candidates, or in commercializing these product candidates if approval is obtained.

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

     If we are unable to manufacture our product candidates in accordance with clinical GMP regulations, the consequent lack of supply of the product candidates could delay our clinical programs, limit our sales of commercial products or result in the breach or termination of our agreements to supply products or product candidates to third parties. We intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. Either we or our contract manufacturers may be unable to manufacture our proprietary antigen vaccines or other immunotherapeutic products at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates may be delayed or denied.

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

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost- effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR therapy faces particular uncertainties because third-party payors have very little experience upon which to model pricing and reimbursement decisions. Further, if BEXXAR therapy is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize a return on our investment.

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

     If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur,

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials, changes in labeling of our products or changes to or re-approvals of our manufacturing facilities may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer;

•	lawsuits, including class action suits, may be brought against us; and

•	this could result in the breach or termination of our agreements to supply product candidates to third parties.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of March 31, 2003, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions and $221.2 million is attributable to goodwill related charges. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully

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

     We have in place a $75 million equity line facility with CMI, of which we have drawn down $2.6 million. However, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, CMI generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. In the future, the price of our common stock may not meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

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

     In the event that we draw down the remaining maximum amount of approximately 7,760,000 shares under the facility, and issue the additional 100,000 shares subject to warrants issued to the placement agent in connection with the facility, these shares would represent approximately 15.4% of our currently outstanding shares. The perceived risk associated with the possible sale of a large number of shares issued under the equity line facility at prices as low as $4.90 per share, which is 98% of the $5.00 floor share price at which CMI has agreed to purchase our shares, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

     On December 4, 2002, we sold 636,173 shares of our common stock to Amersham Health for a total purchase price of $5 million in cash. This sale was made pursuant to a previously disclosed October 2001 agreement with Amersham Health. Pursuant to the terms of the agreement, on April 23, 2003, we notified Amersham Health of our exercise of our option to sell 721,814 shares of our common stock to Amersham Health at a price per share of $6.927, for a total purchase price of $5 million. Subject to standard closing conditions contained in the stock purchase agreement, we will sell the shares of common stock on May 14, 2003.

     Under a license assignment agreement between Coulter, Beckman Coulter, Inc., InterWest Partners V, L.P. and InterWest Investors V, relating to portions of the technology underlying BEXXAR therapy, Beckman Coulter, Inc. is entitled to receive the first $4.5 million of royalties upon commercial sale of BEXXAR therapy, if any, derived from the licenses that were assigned to Coulter, thereafter, any such royalties shall be payable to Dana-Farber Cancer Institute. Beckman Coulter, Inc. has the option, in lieu of receiving cash for such royalties, to receive shares of our common stock valued at the then current fair market value of our common stock.

     We are also required to pay dividends on our outstanding preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

     If we issue additional stock under these agreements, as dividends on our preferred stock or pursuant to other transactions, it will have a dilutive effect on the ownership percentage of our existing stockholders. From time to time, we expect to enter into new partnerships, acquisitions and other strategic transactions in which we may agree to issue additional common stock.

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

     The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 88% and 96% of our revenue from research and development and other funding under our existing corporate partnerships for the three months ended March 31, 2003, and March 31, 2002, respectively. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our product candidates or effectively partnering our product candidates.

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

     Many of our third-party license agreements contain milestone-based termination provisions, in which case our failure to meet any agreed milestones may allow the licensor to terminate the agreement. Further, we may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. Many of our license agreements grant us exclusive licenses to the underlying technologies. If we are unable to maintain the exclusivity of our exclusive licenses, we may be unable to commercialize our product candidates.

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

     IDEC has challenged the validity of several of our patents related to BEXXAR therapy by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR therapy in the United States, and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of certain of our patents by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its Zevalin product without the need to license from us any of our patents and could be awarded monetary damages and permanent injunctive relief. An unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapy, if it is approved.

     In addition, on February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008 which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. If IDEC is successful in these proceedings, IDEC could be awarded monetary damages and permanent injunctive relief, which relief could prevent us from marketing BEXXAR therapy. An unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapy, if it is approved.

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

     Our common stock has traded as high as $72.00 and as low as $4.48 since the beginning of 2000. The last reported sales price of our common stock on March 31, 2003 was $6.84. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

Product liability claims may damage our reputation and if insurance proves inadequate, the product liability claims may harm our financial position.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 10, 2001 IDEC filed a complaint in the United States District Court, Southern District of California, against us and the Regents of the University of Michigan seeking declaratory judgment of non-infringement and invalidity of certain patents related to IDEC’s Zevalin product for the treatment of NHL. On September 12, 2001 we and GSK filed a lawsuit in the United States District Court, District of Delaware, alleging that IDEC’s activities because the ODAC’s recommendation for approval of Zevalin infringes our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537. Issued claims in the subject patents cover imaging, composition of matter and methods-of-use in the treatment of NHL. Pursuant to our lawsuit against IDEC, we and GSK are requesting that the court declare that IDEC is willingly infringing our patents. In addition, we are seeking available remedies under the patent laws including monetary damages and permanent injunctive relief. On September 28, 2001, we and GSK amended the complaint to add the Regents of the University of Michigan as an additional plaintiff. On February 13, 2002, we, GSK and the Regents of the University of Michigan filed an answer and counterclaims to IDEC’s amended complaint in the United States District Court, Southern District of California. On February 25, 2002, the Delaware District Court has ordered the case transferred to the United States District Court, Southern District of California. Litigation is ongoing and we are unable to predict and outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

     On February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008 which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapy, if BEXXAR therapy is approved.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

Item 5. Other Information

     On May 5, 2003, we and GSK announced that the FDA has extended its review of the BEXXAR therapy application for up to an additional three months. As a result of this action, the new PDUFA goal date for the FDA to complete its review of BEXXAR therapy is August 1, 2003, but the FDA can take action at any time.

     On May 12, 2003, we announced that our partner, GSK, has filed for regulatory approval of Fendrix with the European Agency for the evaluation of Medicinal Products. Fendrix is a novel vaccine designed to prevent infection from Hepatitis B in high-risk groups such as pre-haemodialysis and haemodialysis patients and includes GSK’s Hepatitis B antigen and Corixa’s MPL adjuvant.

     On April 23, 2003, we notified Amersham Health, pursuant to our October 2001 stock purchase agreement, of our exercise of our option to sell 721,814 shares of our common stock to Amersham Health at a price per share of $6.927, for a total purchase price of $5 million. Subject to standard closing conditions contained in the stock purchase agreement, we will sell the shares of common stock on May 14, 2003. In the event we sell the shares of common stock, we will issue them in a private placement exempt from registration under Rule 506 Regulation D and Section 4(2) of the Securities Act.

     On April 4, 2003, we entered into a sublease agreement with Gryphon to sublet a portion of our laboratory, research and development, and general administration space in South San Francisco. Under the sublease, we sublet to Gryphon a gradually increasing amount of space until December 2003 and thereafter, they will sublet approximately 50,400 square feet. The sublease commenced on May 1, 2003 and continues for the entire remaining term of the master lease that expires in November 2010. Under the terms of the sublease and the master landlord’s consent to the sublease, Gryphon has the option to terminate the sublease if the master landlord fails to remediate the floor moisture issue in the ground floor of the building by October 1, 2003.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  See Index to Exhibits.

     (b)  Reports on Form 8-K.

(1)	On February 25, 2003, we filed a Current Report on Form 8-K regarding our announcement that, following the favorable opinion of the European Agency for the Evaluation of Medicinal Products (adopted by the Committee of Orphan Medicinal Products), the European Commission granted Orphan Medicinal Product designation for BEXXAR therapy for the treatment of follicular lymphoma.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE May 13, 2003	By:	/s/ MICHELLE BURRIS

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

Date: May 13, 2003

/s/ STEVEN GILLIS
STEVEN GILLIS, PH.D.
Chairman and Chief Executive Officer

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

Date: May 13, 2003

/s/ MICHELLE BURRIS
MICHELLE BURRIS
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description	Page

3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(A)

10.1*	Amendment No. 1, dated February 24, 2003, by and between Corixa Corporation and Boehringer Ingelheim Pharma GmbH & Co.KG to the Supply Agreement, dated November 3, 1998, by and between Coulter Pharmaceutical, Inc. and Boehringer Ingelheim Pharma KG.	†

99.1	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Corixa Corporation pursuant to 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the Securities and Exchange Commission on March 30, 2001.

†	Filed herewith.

*	Confidential treatment sought by Corixa Corporation from the Securities and Exchange Commission.