Form 10-Q
period 2003-06-30
CORIXA CORP
filed 2003-08-01
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   [X]  No   [  ]

     As of July 28, 2003, there were approximately 54,871,484 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended June 30, 2003
INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
	Item 1. Condensed Consolidated Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	3
	Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2003 and June 30, 2002 and six months ended June 30, 2003 and June 30, 2002	4
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2003 and June 30, 2002	5
	Notes to Unaudited Consolidated Financial Statements	6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3. Quantitative & Qualitative Disclosure about Market Risk	31
	Item 4. Controls and Procedures	31
PART II.	OTHER INFORMATION	32
	Item 1. Legal Proceedings	32
	Item 2. Changes in Securities and Use of Proceeds	32
	Item 4. Submission of Matters to a Vote of Security Holders	33
	Item 6. Exhibits and Reports on Form 8-K	33
SIGNATURES		34
EXHIBIT INDEX		35

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CORIXA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,222	$47,363
Securities available-for-sale	48,124	41,194
Accounts receivable	17,137	8,919
Interest receivable	1,181	789
Prepaid expenses and other current assets	7,311	7,130

Total current assets	165,975	105,395
Property and equipment, net	30,403	41,876
Securities available-for-sale, noncurrent	73,886	28,200
Acquisition-related intangible assets, net	4,639	13,929
Deferred charges, deposits and other assets	11,901	6,706

Total assets	$286,804	$196,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14,910	$15,100
Dividend payable	426	353
Current portion of deferred revenue	8,350	8,999
Current portion of long-term obligations	24,773	25,151

Total current liabilities	48,459	49,603
Deferred revenue, less current portion	10,739	11,191
Long-term obligations, less current portion	104,518	6,920
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares;
Designated Series A - 12,500 shares; issued and outstanding - 12,500 shares	—	—
Designated Series B - 37,500 shares; issued and outstanding - 37,500 shares	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares;
Issued and outstanding - 54,864,299 shares at June 30, 2003 and 50,216,683 at December 31, 2002	55	50
Additional paid-in capital	1,272,888	1,238,958
Deferred compensation	(446)	(667)
Accumulated other comprehensive income	550	692
Accumulated deficit	(1,149,959)	(1,110,641)

Total stockholders’ equity	123,088	128,392

Total liabilities and stockholders’ equity	$286,804	$196,106

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue:
Collaborative agreements	$19,537	$13,110	$27,605	$28,115
Government grants	472	776	1,529	1,337

Total revenue	20,009	13,886	29,134	29,452
Operating expenses:
Research and development	23,676	26,246	48,895	53,060
Sales, general and administrative	4,959	5,187	8,465	10,426
Intangible asset amortization	110	110	220	220
Impairment of lease-related assets	12,564	—	12,564	—
Goodwill impairment	—	—	—	161,060

Total operating expenses	41,309	31,543	70,144	224,766

Loss from operations	(21,300)	(17,657)	(41,010)	(195,314)
Interest income	707	1,054	1,532	2,249
Interest expense	(479)	(587)	(737)	(1,137)
Other income	449	22,521	897	22,843

Net income (loss)	(20,623)	5,331	(39,318)	(171,359)
Preferred stock dividend	(326)	(84)	(602)	(310)

Net income (loss) applicable to common stockholders	$(20,949)	$5,247	$(39,920)	$(171,669)

Basic net income (loss) per common share	$(0.41)	$0.13	$(0.79)	$(4.12)

Shares used in computation of basic net income (loss) per common share	51,481	41,737	50,535	41,667

Diluted net income (loss) per common share	$(0.41)	$0.12	$(0.79)	$(4.12)

Shares used in computation of diluted net income (loss) per common share	51,481	48,713	50,535	41,667

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Operating activities
Net loss	$(39,318)	$(171,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of lease-related assets	12,564	—
Goodwill impairment	—	161,060
Amortization of deferred compensation	141	1,225
Depreciation and amortization	5,872	6,002
Equity instruments issued in exchange for services	126	(187)
Gain on sale securities available-for-sale	(278)	(315)
Gain on sale of equipment	—	(998)
Changes in certain assets and liabilities:
Accounts receivable	(8,218)	(21,882)
Interest receivable	(392)	201
Prepaid expenses and other current assets	(892)	789
Accounts payable and accrued liabilities	1,729	(6,896)
Deferred revenue	(1,101)	(4,471)

Net cash used in operating activities	(29,767)	(36,831)
Investing activities
Purchases of securities available-for-sale	(106,838)	(33,858)
Proceeds from maturities of securities available-for-sale	17,842	10,929
Proceeds from sales of securities available-for-sale	36,515	32,677
Proceeds from leasehold improvement reimbursement	1,097	—
Purchases of property and equipment	(1,493)	(6,034)

Net cash (used in) provided by investing activities	(52,877)	3,714
Financing activities
Net proceeds from issuance of common stock	33,963	482
Proceeds from debt obligations	96,320	4,778
Principal payments made on capital leases	—	(42)
Principal payments made on long-term obligations	(2,780)	(2,773)

Net cash provided by financing activities	127,503	2,445

Net increase (decrease) in cash and cash equivalents	44,859	(30,672)
Cash and cash equivalents at beginning of period	47,363	33,338

Cash and cash equivalents at end of period	$92,222	$2,666

Supplemental disclosure of cash flow information:
Interest paid	$1,028	$1,566
Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividend	$528	$415

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

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in the following (U.S. dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At June 30, 2003, noncurrent securities available-for-sale included a certificate of deposit of $5.5 million that secures a financing agreement and various other non-current securities that secure a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. In addition, other assets include a $2.2 million certificate of deposit that secures a letter of credit related to our leased properties in South San Francisco.

Certain Concentrations

     Credit Risk. We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharma GMBH & Co. KG, or BI Pharma KG, to produce bulk anti-B1 antibody tositumomab, or tositumomab, a key component of BEXXAR® therapeutic regimen for use in ongoing clinical trials and to meet commercial requirements, as well as to provide for fill/finish and packaging services. We have committed to purchase minimum annual quantities of tositumomab from BI Pharma KG. In February 2003, we amended our Supply Agreement with BI Pharma KG to temporarily reduce our minimum annual order commitment for tositumomab following the commercial launch of BEXXAR therapeutic regimen. The minimum annual order for 2003 is approximately $6.2 million. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for radiolabeling supply of the tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility. In June 2003 we signed a new seven-year manufacturing agreement with Nordion replacing the existing supply agreement.

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

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 95% of our revenue from collaborative partners during the six months ended June 30, 2003 and June 30, 2002.

Acquisition-Related Intangible Assets

     Acquisition-related intangible assets at June 30, 2003, consist of adjuvant know-how and an acquired lease with balances of approximately $1.4 million and $3.2 million, respectively. Adjuvant know-how and the acquired lease are amortized on the straight-line method over periods of seven and ten years, respectively. Amortization of the acquired lease is recorded as additional rent expense. Amortization expense of our acquisition-related intangible assets for the six months ended June 30, 2003 and June 30, 2002 was approximately $220,000 related to adjuvant know-how and $724,000 related to the acquired lease. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

Remaining 2003	$436
2004	872
2005	872
2006	763
2007	433
Thereafter	1,263

Total expected amortization	$4,639

     In the second quarter of 2003 we subleased approximately 100,000 square feet of our leased facilities in South San Francisco. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the intangible asset acquired lease, related leasehold improvements and furniture and fixtures. Because the carrying value exceeded the fair value, we recognized an impairment charge of $12.6 million in the second quarter of 2003 related to these assets.

     We expect to incur a loss in accordance with SFAS No. 144 related to the remaining acquired lease and associated leasehold improvements if we enter into a sublease arrangement in the future. This anticipated loss will be recognized at the time we enter into a sublease agreement.

     Under SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. On March 12, 2002, we received a second complete review letter from the U.S. Food and Drug Administration, or FDA, regarding our Biologics License Application, or BLA, for BEXXAR therapeutic regimen. In the complete review letter, the FDA stated that additional clinical studies would be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapeutic regimen. Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge.

Stock-Based Compensation

     Our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

     At June 30, 2003, we had two stock-based employee compensation plans under which we grant options or issue shares of stock. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation”, or SFAS No. 123, to stock-based employee compensation.

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) applicable to common shareholders:
As reported	$(20,949)	$5,247	$(39,920)	$(171,669)
Stock-based employee compensation expense determined under fair value based method for all awards	(2,659)	(4,099)	(5,592)	(9,198)

Pro forma net income (loss) applicable to common stockholders	$(23,608)	$1,148	$(45,512)	$(180,867)

Net income (loss) per common share, dilutive:
As reported	$(0.41)	$0.12	$(0.79)	$(4.12)
Pro forma	(0.46)	0.02	(0.90)	(4.34)

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

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2003 presentation.

2. Comprehensive Income (loss)

     For the six months ended June 30, 2003 and June 30, 2002, our comprehensive income (loss) was as follows (in thousands):

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss)	$(20,623)	$5,331	$(39,318)	$(171,359)
Other comprehensive income (loss):
Unrealized holding gains (losses) during the period	(94)	424	(142)	(485)

Total comprehensive income (loss)	$(20,717)	$5,755	$(39,460)	$(171,844)

3. GSK BEXXAR Relationship

     We have a collaborative agreement with GlaxoSmithKline, or GSK, for the development and commercialization of BEXXAR therapeutic regimen, which was approved by the FDA on June 27, 2003 for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, we and GSK will jointly market and sell BEXXAR therapeutic regimen in the United States and the two companies will share profits and losses equally. Additionally, the agreement provides that we and GSK will share certain costs related to clinical and manufacturing development activities and that we will receive additional payments from the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement revenue is included in revenue from collaborative agreements. In the second quarter of 2003 we recognized milestone revenue from our collaborative agreement with GSK for the FDA approval of BEXXAR therapeutic regimen.

     We and GSK prepare a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other BEXXAR therapeutic regimen related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the commercial launch of BEXXAR therapeutic regimen. Our share of the operating results is included in sales, general and administrative expenses.

4. Earnings Per Share

     We calculate earnings per share in accordance with SFAS 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. For purposes of calculating dilutive earnings per share the numerator and denominator are adjusted for the dilutive effect of common stock equivalents, convertible debt, stock options and warrants, using the treasury stock method. The components for calculating net income or loss per share are set forth in the following table (in thousands, except per share data):

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) available to common stockholders	$(20,949)	$5,247	$(39,920)	$(171,669)
Dividends on dilutive preferred stock	—	84	—	—
Interest on dilutive convertible debt	—	356	—	—

Net income (loss) available to common stock holders, dilutive	$(20,949)	$5,687	$(39,920)	$(171,669)

Weighted average common shares outstanding, basic	51,481	41,737	50,535	41,667
Dilutive stock options and warrants	—	413	—	—
Dilutive preferred stock	—	2,991	—	—
Dilutive convertible debt	—	3,572	—	—

Weighted average common shares outstanding, dilutive	51,481	48,713	50,535	41,667

Net income (loss) per common share, basic	$(0.41)	$0.13	$(0.79)	$(4.12)

Net income (loss) per common share, dilutive	$(0.41)	$0.12	$(0.79)	$(4.12)

     For the six months ended June 30, 2002 and the three months and six months ended June 30, 2003, the assumed conversion of preferred stock, debt instruments, and all stock options and warrants were excluded because their inclusion would have been antidilutive.

     Options to purchase approximately 11,896,000 shares of common stock were outstanding at June 30, 2002 but not included in the computation of dilutive earnings per share for the six months then ended because the options’ exercise prices were greater than the average market price during the period.

5. Equity

     In June 2003, we completed the sale of 3,719,085 shares of newly issued common stock and issued five-year warrants to purchase 669,435 shares of our common stock at an exercise price of $8.044 per share, in a private placement to institutional investors. We sold the newly issued common stock for $8.044 per share and we issued the warrants at a purchase price of $0.125 per share. We received net proceeds of approximately $28.4 million, after deducting underwriting fees and offering expenses.

     In April 2003, we exercised our option to sell 721,814 shares of common stock to Amersham Health at a price per share of $6.927, for a total purchase price of $5 million. We sold the shares of common stock pursuant to our October 2001 collaboration agreement with Amersham Health.

6. Debt

     In June 2003, we sold $100 million of 4.25% convertible subordinated notes due in 2008 to a qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933, as amended, or Securities Act. The notes are convertible into our common stock at a conversion price of $9.175, subject to adjustment in certain circumstances. At the initial conversion price, each $1,000 in principal amount of notes will be convertible into approximately 108.9918 shares of our common stock. The initial conversion price represents a 25% premium over the last reported sale of our common stock on June 9, 2003, which was $7.34 per share. The notes will be subordinate to our existing and future senior indebtedness. We will pay interest on the notes on January 1 and July 1 of each year, beginning on January 1, 2004. The notes mature on July 1, 2008. We received net proceeds of approximately $96.4 million after deducting underwriting commissions and offering expenses. Debt issuance cost of $3.5 million will be amortized to interest expense over the term of the notes using the effective interest method.

     On or after July 5, 2005, we may redeem the notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption; provided, however, that if the redemption date is before July 1, 2007, we may redeem the notes only if the closing price of our common stock exceeds 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and if certain other conditions are met. In certain circumstances, the holders of the notes may require us to repurchase the notes upon a “change in control.”

7. Commitments and Contingencies

     IDEC Pharmaceuticals, Inc., or IDEC, has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR therapeutic regimen in the United States, and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its Zevalin product without the need to license from us any of our patents and could be awarded monetary damages. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     On June 2, 2003, IDEC moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, IDEC also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome on this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     In addition, on February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008 which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. If IDEC is successful in these proceedings, IDEC could be awarded monetary damages and permanent injunctive relief, which relief could prevent us from marketing BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

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

Summary of Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies, in addition to those described in our annual report on Form 10-K for the year ended December 31, 2002, to be critical:

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

     Commitments and Contingencies

     We are involved in certain legal proceedings as discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcomes of the cases are not known. However, an unfavorable outcome of the litigation with IDEC could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

Overview

     For over eight years, we have been engaged in discovery and development of innovative immunotherapeutic products to address debilitating and life-threatening conditions caused by cancer, infectious disease and autoimmune disease. Creating successful immunotherapeutic products requires understanding and directing the body’s immune system to prevent and fight disease. Variations in disease-causing organisms and human genetics make immunotherapeutic product development a challenging, complex undertaking, but one that we believe will have a significant impact on human health in the coming years. In June 2003, we received approval of BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. For the six months ended June 30, 2003, approximately 95% of our revenue resulted from collaborative agreements, and approximately 5% of our revenue resulted from funds awarded through government grants. As of June 30, 2003, we had total stockholders’ equity of $123.1 million.

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

     Our material collaborative agreements that continue to provide us with funding include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	an agreement with Amersham Health to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	a development and commercialization agreement with Kirin Brewery Company, Ltd., or Kirin, for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a commercialization and license agreement with Medicis Pharmaceutical Corporation, or Medicis, related to our candidate psoriasis immunotherapeutic product, PVAC™ treatment;

•	a development and license agreement with Zenyaku Kogyo Co. Ltd., or Zenyaku, related to PVAC treatment;

•	a corporate partnership with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK, that provides for tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia;

•	a license and supply agreement with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing; and

•	several license and supply agreements with GSK, granting GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     As of June 30, 2003, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $12.6 million is attributable to a lease-related impairment charge. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Six Months Ended June 30, 2003 and June 30, 2002

Total Revenue

     Our revenue was $20.0 million for the three months ended June 30, 2003 compared to $13.9 million for the same period in 2002. The 2003 increase compared to 2002 is due primarily to revenue received from our collaborative agreements with GSK, the majority of which results from approval milestone revenue received under our agreement for BEXXAR therapeutic regimen. These increases were partially offset by the anticipated expiration of the funded research phases of certain of our collaborative agreements, including decreases of $2.4 million related to our vaccine development collaborative agreement with GSK, $1.7 million related to our lung cancer vaccine partnership with Japan Tobacco, $1.1 million related to our PVAC agreement with Zenyaku, $526,000 related to our Anergix.RA agreement with Organon and $494,000 related to our therapeutic antibody agreement with Purdue Pharma.

     Revenue under government grants and contracts for the three months ended June 30, 2003 was $472,000 compared to $776,000 for the same period in 2002.

     Our revenue was $29.1 million for the six months ended June 30, 2003 compared to $29.5 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to the anticipated expiration of the funded research phases of certain of our collaborative agreements, including decreases of $5.6 million related to our vaccine development collaborative agreement with GSK, $3.1 million related to our lung cancer vaccine partnership with Japan Tobacco, $1.5 million related to our PVAC agreement with Zenyaku, $1.0 million related to our lung cancer vaccine partnership with Zambon, $988,000 related to our therapeutic antibody agreement with Purdue Pharma and $750,000 related to our ex-vivo agreement with The Infectious Disease Research Institute. In addition, reimbursement revenue from our collaborative agreement for BEXXAR therapeutic regimen with GSK decreased $1.6 million. These decreases were partially offset by revenue received from our collaborative agreements with GSK, the majority of which results from approval milestone revenue received under our agreement for BEXXAR therapeutic regimen, increased research product sales of $1.7 million and $1.0 million related to our WT-1 cancer vaccine agreement with Kirin.

     Revenue under government grants and contracts for the six months ended June 30, 2003 was $1.5 million compared to $1.3 million for the same period in 2002.

     We expect revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, timing and amounts of payments under our existing collaborative agreements, commercialization of BEXXAR therapeutic regimen and our ability to commercialize other potential products.

Research and Development

     Our research and development expenses were $23.7 million for the three months ended June 30, 2003 compared to $26.2 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to the workforce reduction in South San Francisco in the second quarter of 2002 of $1.3 million and a decrease in research and development activities of $1.9 million.

     Our research and development expenses were $48.9 million for the six months ended June 30, 2003 compared to $53.1 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to a reduction in the purchase of third-party manufactured material of $1.6 million, the workforce reduction charge in South San Francisco in the second quarter of 2002 of $1.3 million, a reduction in deferred compensation expense of $1.1 million related to options assumed in the Coulter acquisition and decreased payroll and personnel expenses of $1.0 million. These decreases were partially offset by an increase of $700,000 in clinical and research and development activities.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the approximate costs associated with research and preclinical programs and clinical development programs were as follows (in millions):

	Six months ended
	June 30,

	2003	2002

Research and preclinical programs	$18.9	$27.4
Clinical development programs	30.0	25.7

Total research and development	$48.9	$53.1

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

     Most of our product development programs are at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. Furthermore, as part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates would be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $5.0 million for the three months ended June 30, 2003 compared to $5.2 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to reduced payroll and personnel expenses of $1.2 million and the workforce reduction charge in South San Francisco in the second quarter of 2002 of

$600,000. These decreases were partially offset by increased legal fees related to the BEXXAR therapeutic regimen patent infringement litigation of $1.7 million.

     Our SG&A expenses were $8.5 million for the six months ended June 30, 2003 compared to $10.4 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to reduced payroll and personnel expenses of $2.9 million and the workforce reduction charge in South San Francisco in the second quarter of 2002 of $600,000. These decreases were partially offset by increased legal fees related to the BEXXAR therapeutic regimen patent infringement litigation of $1.9 million. We expect SG&A expenses to increase in the future to support the commercial launch of BEXXAR therapeutic regimen and our sales and marketing capabilities.

Amortization and Asset Impairment

     Intangible asset amortization expense related to adjuvant know-how was $220,000 for the six months ended June 30, 2003 and June 30, 2002. Amortization of the acquired lease is recorded as additional rent expense. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. Since March 31, 2002, we have no remaining goodwill or intangible assets deemed to have indefinite lives. We continue to amortize an acquired facilities lease and adjuvant know-how over their useful lives.

     In the second quarter of 2003 we subleased approximately 100,000 square feet of leased facilities in South San Francisco. In accordance with SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the assets. Because the carrying value of the acquired lease, the associated leasehold improvements and furniture and fixtures exceeded the fair value, we recognized an impairment charge of $12.6 million in the second quarter of 2003. At June 30, 2003, we had $4.6 million of acquisition related intangible assets, which consist of adjuvant know-how and an acquired lease.

     We expect to incur a loss related to the remaining acquired lease if we enter into a sublease arrangement in the future in accordance with SFAS No. 144. This anticipated loss will be recognized at the time we enter into a sublease agreement.

     On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapeutic regimen. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapeutic regimen. Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge.

Interest Income

     Our interest income was $707,000 for the three months ended June 30, 2003 compared with $1.1 million for the same period in 2002. Our interest income was $1.5 million for the six months ended June 30, 2003 compared with $2.2 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to lower average investment balances during the first six months of 2003 and lower yields. We expect interest income to be higher in future periods due to higher cash balances resulting from financing transactions completed in June 2003.

Interest Expense

     Our interest expense was $479,000 for the three months ended June 30, 2003 compared with $587,000 for the same period in 2002. Our interest expense was $737,000 for the six months ended June 30, 2003 compared with $1.1 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to a rate adjustment reimbursement in the first quarter of 2003. Our interest expense will be higher in future periods due to higher long-term debt balances resulting from our convertible subordinated note financing completed in June 2003.

Other Income

     Other income was $449,000 for the three months ended June 30, 2003 compared with $22.5 million for the same period in 2002. Other income was $897,000 for the six months ended June 30, 2003 compared with $22.8 million for the same period in 2002. The

2003 decrease compared to 2002 is due primarily to the sale of specific preclinical assets and other equipment to Medarex, Inc. in the second quarter of 2002 resulting in other income of $22.0 million.

Liquidity and Capital Resources

     As of June 30, 2003, we had approximately $214.2 million in cash, cash equivalents and marketable securities. The increase in cash, cash equivalents and marketable securities since December 31, 2002, was primarily due to the sale in June 2003 of approximately 3.7 million newly issued shares of our common stock and 669,435 five year warrants to purchase our common stock to institutional investors and the sale of 4.25% convertible subordinated notes to a qualified institutional buyer pursuant to Rule 144A of the Securities Act. Net proceeds from the issuance of the notes and the equity private placement were approximately $124.8 million, after deducting underwriting fees and commissions and offering expenses. Cash, cash equivalents and marketable securities include a certificate of deposit of $5.5 million that secures a financing agreement and various securities that secure a letter of credit of $4.5 million that guarantees a portion of our obligations under a facilities lease agreement. We have available to us approximately $72.4 million under the equity line facility with BNY Capital Markets, Inc., or CMI, subject to certain conditions related to minimum stock price and trading volume. Our equity line facility with CMI expires in December 2003. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, with terms not exceeding four years.

     We believe that our existing capital resources, committed payments under existing corporate partnerships, bank credit arrangements, the CMI equity line facility, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. Our future capital requirements will depend on many factors, including, among others:

•	commercial launch of BEXXAR therapeutic regimen including sales and marketing;

•	continued scientific progress in our discovery, research and product development programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors not within our control.

     In addition, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through the following:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

     However, additional financing may be unavailable on acceptable terms, if at all. If sufficient capital is not available, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.

Acceptance of BEXXAR therapeutic regimen in the marketplace is uncertain and failure to achieve market acceptance will limit our potential revenue from sales of BEXXAR therapeutic regimen.

     BEXXAR therapeutic regimen requires medical personnel to handle radioactive materials. Doctors may prefer to continue to treat NHL patients with conventional therapies, in this case chemotherapy and biologics. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR therapeutic regimen and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR therapeutic regimen. Nuclear Regulatory Commission regulations permit BEXXAR therapeutic regimen to be administered on an outpatient basis in most cases that we currently contemplate. Market acceptance could, however, be adversely affected to the extent hospitals are required under applicable state, local or individual hospital regulations to administer BEXXAR therapeutic regimen on an in-patient basis.

If reimbursement is unavailable for BEXXAR therapeutic regimen or any of our other products, or if laws are adopted restricting the prices we may charge for our products, demand for these products may be limited and our revenues may be substantially reduced.

     Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. BEXXAR therapeutic regimen has not yet been approved for reimbursement by any third-party payors. BEXXAR therapeutic regimen faces particular uncertainties because third-party payors have very little experience upon which to model pricing and reimbursement decisions. In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other healthcare-related organizations.

     Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting the pricing of pharmaceuticals and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Further, if BEXXAR therapeutic regimen is not administered in most cases on an outpatient basis, as is contemplated currently by us, the projected cost of the therapy will be higher than we anticipate. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize a return on our investment.

We may be unable to manufacture commercial quantities of BEXXAR therapeutic regimen for sale.

     BEXXAR therapeutic regimen contains a radiolabeled antibody, which is an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into an agreement with BI Pharma KG to produce bulk tositumomab and fill the individual product vials with tositumomab. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging tositumomab, and they may be unable to produce our requirements in commercial quantities or with acceptable quality.

     We have entered into an agreement with Nordion for radiolabeling the tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility. Under our agreement with Amersham Health, Amersham Health is responsible for radiolabeling the European supply of the tositumomab component of BEXXAR therapeutic regimen. Neither Nordion nor Amersham Health may be able to produce sufficient radiolabeled antibodies to meet our clinical requirements and, if BEXXAR therapeutic regimen is successful in the United States, or is approved and is successful in other countries, our commercial requirements in the United States or in such other countries. In addition, radiolabeled antibody cannot be stockpiled against future shortages due to the 8-

day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion, Amersham Health or another supplier could harm our sales of BEXXAR therapeutic regimen in the United States and in other countries if and when it is approved for sale in such other countries.

     We are aware of only a limited number of manufacturers capable of producing tositumomab in commercial quantities or radiolabeling the antibody with the (131) I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Accordingly, if Nordion is unable to produce sufficient radiolabeled antibodies to meet our commercial requirements, our ability to market BEXXAR therapeutic regimen in the United States could be harmed.

If we are unable to establish or maintain distribution capabilities for BEXXAR therapeutic regimen, we may not successfully commercialize the product.

     The unique properties of BEXXAR therapeutic regimen require tightly controlled distribution of the product. We may be unable to maintain or establish relationships with third parties or build in-house distribution capabilities to meet requirements for product supply. If we are unable to establish or maintain these capabilities, we may not be able to successfully commercialize the product. Due to its radioactive component, BEXXAR therapeutic regimen is shipped in shielded containers and must arrive at its destination within 24-48 hours of production. BEXXAR therapeutic regimen must also be temperature controlled during shipment. We rely on many third party suppliers to process orders and to package, store and ship BEXXAR therapeutic regimen. We are working with suppliers to minimize risk and loss of inventory and to provide efficient service to customers. These third party suppliers may be unable to handle BEXXAR therapeutic regimen in a manner that will minimize loss of or damage to inventory.

Because we have limited sale and distribution capabilities, we may be unable to successfully commercialize BEXXAR therapeutic regimen or our other product candidates.

     As a result of our reduction in force in May 2002, we no longer have a direct sales force for the launch of BEXXAR therapeutic regimen. Our ability to market and sell BEXXAR therapeutic regimen will be contingent upon recruiting, training and deploying the necessary sales force, as well as GSK’s performance under our BEXXAR collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sales of BEXXAR therapeutic regimen or other product candidates.

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

Many of our product candidates are at an early stage of product development and we may not be able to successfully commercialize our product candidates.

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

     On June 30, 2003, we and GSK announced that the FDA has approved BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation whose disease is refractory to Rituximab and has relapsed following chemotherapy. We may not be successful in obtaining regulatory approval for any of our other product candidates, or in commercializing BEXXAR therapeutic regimen or any product candidates for which approval is obtained.

     We have not commercialized any products, other than MELACINE vaccine, our melanoma vaccine, which is approved for sale in Canada, and an immunotherapeutic product that has been approved on a named-patient basis in Germany, Spain, Italy and the U.K. The immunotherapeutic product incorporates our MPL adjuvant, our proprietary adjuvant, which is added to the product to heighten the immune response to the product’s antigens

Our product candidates are subject to a government regulatory approval process that is uncertain, time-consuming and expensive and may not result in any approved products.

     Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

     The approval process, which includes extensive preclinical studies and clinical trials of each product candidate in order to study its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Clinical trials of our product candidates may not demonstrate safety and efficacy to the extent necessary to obtain regulatory approvals for the indications being studied, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of any of the product candidates by us could delay or prevent regulatory approval of the product candidate.

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

     For example, we filed our BLA for BEXXAR therapeutic regimen in June 1999 and did not receive regulatory approval for BEXXAR therapeutic regimen until June 27, 2003. We may not be successful in obtaining regulatory approval for any of our other product candidates, or in commercializing any product candidates for which approval is obtained.

     Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for the product. For example, BEXXAR therapeutic regimen has only been approved for treatment of patients with CD20 positive, follicular NHL with and without transformation whose disease is refractory to Rituximab and has relapsed following chemotherapy. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with FDA regulations governing current good manufacturing practice, or cGMP. Failure to comply with manufacturing regulations, or other FDA regulations, can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

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

     If we are unable to manufacture our product candidates in accordance with cGMP regulations, the consequent lack of supply of the product candidates could delay our clinical programs, limit our sales of commercial products or result in the breach or termination of our agreements to supply products or product candidates to third parties. We intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. Either we or our contract manufacturers may be unable to manufacture our proprietary antigen vaccines or other immunotherapeutic products at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates may be delayed or denied.

Any claims relating to our improper handling, storage or disposal of hazardous materials could be time-consuming and costly.

     The manufacture and administration of BEXXAR therapeutic regimen requires the handling, use and disposal of (131) I isotope, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR therapeutic regimen. For our ongoing clinical trials and for commercial-scale production, we currently rely on Nordion to radiolabel the tositumomab with (131) I radioisotope at a single location in Canada. Violations of safety regulations could occur with Nordion, and there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled tositumomab for use in clinical trials or commercial sales could be interrupted.

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

     To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will continue to result from corporate partnerships until the successful commercialization of BEXXAR therapeutic regimen or the approval and commercialization of other products. Payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.

     Since our inception, we have generated only minimal revenue from diagnostic product sales and no significant revenue from therapeutic or prophylactic product sales. With the exception of BEXXAR therapeutic regimen and MPL adjuvant, which has been approved for sale as part of an immunotherapeutic product on a named-patient basis in Germany, Spain, Italy and the U.K. and MELACINE vaccine, which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of June 30, 2003, our accumulated deficit was approximately $1.1 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $12.6 million is attributable to a lease-related impairment charge. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

•	enter into corporate partnerships for product discovery, research, development and commercialization;

•	obtain regulatory approvals for our product candidates; and

•	manufacture and market our products once they are approved for sale.

     Even if we are successful in the above activities, our operations may not be profitable.

We may need additional capital, and our ability to implement our existing financing plans and secure additional funding is uncertain.

     We may be unable to raise on acceptable terms, if at all, any additional capital resources necessary to conduct our operations. If we are unable to raise any additional capital as may be required, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of building and maintaining a marketing and sales force;

•	the costs of marketing a product;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors beyond our control.

     We have in place a $75 million equity line facility with CMI of which we have drawn down $2.6 million. However, CMI is not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. First, CMI generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. In the future, the price of our common stock may not meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI. Our equity line facility with CMI expires in December 2003.

     Our ability to offer or sell securities is temporarily limited because in connection with the sale of $100 million of 4.25% convertible subordinated notes due in 2008, we agreed that, except in limited circumstances, we would not, without the prior written consent of the initial purchaser of the notes, offer, sell or otherwise dispose of any shares of common stock or any securities convertible into or exchangeable for shares of common stock, until after September 11, 2003.

     We believe that our existing capital resources, committed payments under existing corporate partnerships, bank credit arrangements, the CMI equity line facility and equipment financing, proceeds from our recent $100 million convertible note financing and from our recent $30 million private placement of common stock, together with interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, in addition to any funds available under the CMI equity line facility, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

     Additional financing may be unavailable on acceptable terms, if at all. If sufficient capital is not available, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates.

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

     In the event that we draw down the remaining maximum amount of approximately 7,760,000 shares under the facility, and issue the additional 100,000 shares subject to warrants issued to the placement agent in connection with the facility, these shares would represent approximately 14.1% of our currently outstanding shares. The perceived risk associated with the possible sale of a large number of shares issued under the equity line facility at prices as low as $4.90 per share, which is 98% of the $5.00 floor share price at which CMI has agreed to purchase our shares, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

     In August 2002, as part of a private placement of approximately 7.3 million shares of our common stock, we also issued warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $6.13 per share to selected institutional and other accredited investors. In addition, in June 2003, as part of a private placement of approximately 3.7 million shares of our common stock, we issued warrants to purchase approximately 670,000 shares of our common stock at an exercise price of $8.044 per share to institutional investors. If these warrants are exercised, the issuance of shares of common stock will have a dilutive effect on the ownership percentage of our existing stockholders.

     We have outstanding $100 million aggregate principal amount of convertible notes due in 2008. The holders of these notes have the option of converting the principal and unpaid interest on the notes, at any time prior to the maturity date, into common stock at a fixed conversion rate of $9.175 per share. If the notes were converted in full, 10,899,183 shares of our common stock would be issued to the noteholders; this issuance would have a dilutive effect on the ownership percentage of our existing stockholders.

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

     On December 4, 2002 and May 14, 2003, we sold 636,173 and 721,814 shares of our common stock, respectively, to Amersham Health for a total purchase price of $10 million in cash. This sale was made pursuant to a previously disclosed October 2001 agreement with Amersham Health.

     Under an assignment agreement between Coulter, Beckman Coulter, Inc., InterWest Partners V, L.P. and InterWest Investors V, relating to portions of the technology underlying BEXXAR therapeutic regimen, Beckman Coulter, Inc. is entitled to receive the first $4.5 million of royalties upon commercial sale of BEXXAR therapeutic regimen, if any, derived from the licenses that were sublicensed to Coulter, thereafter, any such royalties shall be payable to Dana-Farber Cancer Institute. Beckman Coulter, Inc. has the option, in lieu of receiving cash for such royalties, to receive shares of our common stock valued at the then current fair market value of our common stock.

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

We have a significant amount of debt, which could adversely affect our financial condition.

     We have outstanding $100 million aggregate principal amount of convertible notes bearing interest at 4.25% and due in 2008, which is a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances.

     Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by

•	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	making us more vulnerable to a downturn in our business or the economy generally; or

•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

     In addition, we could lose the tax deduction for interest expense associated with the convertible notes if, under certain circumstances, we issue senior unsecured debt or incur any obligation to provide consideration for an acquisition of stock or assets of a newly acquired corporation. We also could lose the tax deduction for interest expense associated with the convertible notes if we were to invest in non-taxable investments.

If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships in the future, our revenue growth and product development may be limited.

     The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 95% of our revenue from research and development and other funding under our existing corporate partnerships for the six months ended June 30, 2003, and June 30, 2002. For the years ended December 31, 2002, 2001 and 2000, approximately 95%, 95% and 94%, respectively, of our revenue resulted from collaboration agreements. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our products or product candidates or effectively partnering our products or product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress some of our product candidates. Our corporate partnerships generally provide our partners with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a corporate partnership with Amersham Health to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	a development, commercialization and license agreement with Medicis related to our candidate psoriasis immunotherapeutic product, PVAC treatment;

•	a development and license agreement with Zenyaku related to PVAC treatment;

•	a corporate partnership with Kirin for the research, development and commercialization of vaccine products aimed at treating multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK that provides for vaccine development of breast, prostate and colon cancer vaccines, vaccine discovery and development for tuberculosis, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia; and

•	several license and supply agreements with GSK, granting GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

     Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR therapeutic regimen in the United States, Amersham Health for marketing BEXXAR therapeutic regimen in Europe, GSK Canada for marketing BEXXAR therapeutic regimen in Canada and Medicis for commercialization of PVAC treatment contain milestone-based termination provisions, which provide that if we fail to meet specified development or regulatory milestones, the licensor may terminate the agreement. In addition, all of these license agreements may be terminated by the licensor for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

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

     We currently have various license agreements that provide us rights to use technologies owned or licensed by third parties in research, development and commercialization activities. Our material third-party licensing arrangements include the following:

•	a license with the Dana-Farber Cancer Institute for the use of the anti-B1 antibody used in BEXXAR therapeutic regimen; and

•	a license with the University of Michigan for the use of BEXXAR therapeutic regimen.

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

     Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. The risks and uncertainties that we face with respect to our patents include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents that issue may not provide meaningful protection;

•	we may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other parties may challenge patents licensed or issued to us;

•	disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and

•	other parties may design around our patented technologies.

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

     IDEC has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR therapeutic regimen in the United States, and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its Zevalin product without the need to license from us any of our patents and could be awarded monetary damages. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     On June 2, 2003, IDEC moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, IDEC also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome on this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     In addition, on February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008 which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. If IDEC is successful in these proceedings, IDEC could be awarded monetary damages and permanent injunctive relief, which relief could prevent us from marketing BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

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

     Our success depends in part on our ability to protect trade secrets that are not patentable or for which we have elected not to seek patent protection. To protect our trade secrets, we rely primarily on confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements and research agreements. Nevertheless, other parties may develop similar or alternative technologies or duplicate our technologies that are not protected by patents, or otherwise obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Any material leak of confidential data into the public domain or to third parties could harm our competitive position.

If we are unable to protect our trademarks, we may be unable to compete effectively.

     We try to protect our trademarks by applying for United States and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Of our trademarks, MPL®, is currently the subject of an opposition proceeding before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for MPL in Europe. Our trademark application in Canada for ENHANZYN is currently the subject of an opposition proceeding before the Canadian Intellectual Property Office. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for ENHANZYN in Canada.

Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.

     As a result of litigation, interferences, opposition proceedings and other administrative proceedings in which we are or may become involved, including the IDEC litigation, we may incur substantial expense and the proceedings may divert the efforts of our technical and management personnel. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates. As a result, an adverse determination could have a materially adverse effect on our business, financial condition and operating results.

     The enforcement, defense and prosecution of intellectual property rights, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•	defend against third party claims of infringement;

•	enforce our issued and licensed patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

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

     For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR therapeutic regimen. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR therapeutic regimen. In an effort to minimize expenses during the delay in the FDA review of BEXXAR therapeutic regimen, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002 we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BEXXAR therapeutic regimen BLA. As a result, goodwill and other intangibles were re-evaluated and we recognized a $161.1 million goodwill impairment charge. BEXXAR therapeutic regimen may not be successful in the marketplace, in which case we may not gain substantial benefit from the Coulter acquisition. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex, Inc. and, in connection with the asset sale, initiated a further headcount reduction.

We depend heavily on the principal members of our management and scientific staff, the loss of any of whom could impair our ability to compete.

     The loss of the services of any of the principal members of our management and scientific staff could significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain these individuals currently or in the future on acceptable terms, if at all. In addition, we do not maintain “key person’’ life insurance on any of our officers, employees or consultants.

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

     IDEC’s product, Zevalin, received FDA approval for commercial sale in the United States in February 2002. Zevalin has been approved and is being marketed for the treatment of certain types of NHL in the United States. Consequently, IDEC could have a significant advantage over us in sales and marketing of products for the treatment of NHL in the United States.

Our stock price could be very volatile and shares of our common stock may suffer a decline in value.

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

     Our common stock has traded as high as $72.00 and as low as $4.48 since the beginning of 2000. The last reported sales price of our common stock on July 28, 2003 was $7.47. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

Item 4. Controls and Procedures.

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     IDEC has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK, our collaboration partner for BEXXAR therapeutic regimen in the United States, and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. If IDEC is successful in these proceedings, IDEC would be able to market its Zevalin product without the need to license from us any of our patents and could be awarded monetary damages. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     On June 2, 2003, IDEC moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, IDEC also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome on this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     In addition, on February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008 which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. If IDEC is successful in these proceedings, IDEC could be awarded monetary damages and permanent injunctive relief, which relief could prevent us from marketing BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time. However, an unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapeutic regimen.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     On June 24, 2003, we completed the offering of $100,000,000 aggregate principal amount of 4.25% Convertible Subordinated Notes due July 1, 2008. Thomas Weisel Partners LLC was the initial purchaser of the notes and purchased the notes at a 3.5% discount. We received net proceeds of approximately $96.4 million after deducting the initial purchaser’s discount and offering expenses. The issuance of the notes was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

     The holders of the notes may convert any portion the note, in multiples of $1,000, into our common stock at an initial conversion price of $9.175 per share. In lieu of fractional shares, we will pay a cash adjustment based on the closing price of our common stock on the last business day prior to the conversion. The initial conversion price of $9.175 will be subject to automatic customary adjustments upon the occurrence of certain events.

     On or after July 5, 2005, we may redeem the notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption; provided, however, that if the redemption date is before July 1, 2007, we may redeem the notes only if the closing price of our common stock exceeds 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If we elect to redeem all or part of the notes, we must give at least 30, but not more than 60, days’ notice to the holders. If we decide to redeem fewer than all of the notes, the trustee will select the notes to be redeemed by lot or, in its discretion, on a pro rata basis.

     The holders of notes called for redemption or submitted for repurchase will be entitled to convert the notes up to the close of business on the business day immediately preceding the date fixed for redemption or repurchase, as the case may be.

     In certain circumstances, upon a “change in control,” as defined in the indenture under which the notes were issued, the holders may require us to repurchase the notes at 100% of the principal amount of the notes, plus accrued and unpaid interest. The repurchase price is payable in cash.

     We will, for the benefit of the holder of the notes, file with the SEC a shelf registration statement covering resales of the notes and the common stock issuable upon conversion thereof. Pursuant to a registration rights agreement with the initial purchaser of the note, we have agreed to file the shelf registration statement with the SEC within 90 days after the issuance of the notes and cause such registration statement to be declared effective within 180 days the issuance of the notes.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our annual meeting of stockholders held on May 30, 2003, stockholders representing a total of 43,670,291 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:

(1)	Elect a board of directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	For	Withheld

Steven Gillis, Ph.D.	42,269,396	1,400,895
Michael F. Bigham	43,367,187	303,104
Joseph S. Lacob	37,914,113	5,756,178
Robert Momsen	43,379,037	291,254
Arnold L. Oronsky, Ph.D.	38,076,774	5,593,517
Samuel R. Saks, M.D.	43,181,901	488,390
James W. Young, Ph.D.	43,418,816	251,475

(2)	Ratify Ernst & Young as our independent public auditor for the fiscal year 2003.

For	43,099,714
Against	499,190
Abstain	71,387

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits.

(b)	Reports filed on Form 8-K.

(1)	On May 5, 2003, we filed a Current Report on Form 8-K regarding our announcement that the FDA had extended its review of the BEXXAR therapeutic regimen application for up to an additional three months.

(2)	On June 9, 2003, we filed a Current Report on Form 8-K announcing (i) our sublease agreement with Gryphon Therapeutics, Inc., (ii) our sublease agreement with Corgentech, Inc., (iii) our letter agreement with GSK amending certain provisions of our agreement to develop and commercialize BEXXAR therapeutic regimen and (iv) our agreement with GSK Canada for rights to market BEXXAR therapeutic regimen in Canada.

(3)	On June 18, 2003, we filed a Current Report on Form 8-K announcing the closing of our convertible note financing and our private placement of equity securities financing.

(4)	On June 25, 2003, we filed a Current Report on Form 8-K regarding our announcement of our new agreement with MDS Nordion, Inc. for the radiolabeling of the antibody in BEXXAR therapeutic regimen.

(c)	Reports furnished on Form 8-K.

(1)	On May 12, 2003, we furnished a Current Report on Form 8-K regarding our financial results for the fiscal quarter ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE August 1, 2003	By:	/s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(A)

4.2	Indenture, dated as of June 13, 2003, between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(G)

10.1*	Sublease Agreement, dated as of April 4, 2003, between Coulter Pharmaceutical, Inc. and Gryphon Therapeutics, Inc.	(H)

10.2*	Sublease Agreement, dated as of May 15, 2003, between Coulter Pharmaceutical, Inc. and Corgentech, Inc.	(H)

10.3*	Letter Agreement, effective as of May 22, 2003, by and among Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation (a GlaxoSmithKline Company) amending the Collaboration Agreement, dated as of October 23, 1998, between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation (a GlaxoSmithKline Company)	(H)

10.4*	License and Supply Agreement, dated as of May 27, 2003, among Corixa Corporation, Coulter Pharmaceutical, Inc. and GlaxoSmithKline Inc.	(H)

10.5	Registration Rights Agreement, dated as of June 13, 2003, for 4.25% Convertible Subordinated Notes due 2008	(G)

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the Securities and Exchange Commission on March 30, 2001.

(G)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on June 18, 2003.

(H)	Incorporated herein by reference to Corixa’s Form 8-K/A (File No. 0-22891), filed with the Securities and Exchange Commission on July 29, 2003.

†	Filed herewith.

*	Confidential treatment requested.