Form 10-Q
period 2003-09-30
CORIXA CORP
filed 2003-11-07
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  [X] No  [  ]

     As of November 4, 2003, there were approximately 55,264,565 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2003
INDEX

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CORIXA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,707	$47,363
Securities available-for-sale	85,863	41,194
Accounts receivable	7,352	8,919
Interest receivable	1,265	789
Prepaid expenses and other current assets	11,558	7,130

Total current assets	163,745	105,395
Property and equipment, net	24,586	41,876
Securities available-for-sale, noncurrent	57,338	28,200
Acquisition-related intangible assets, net	3,380	13,929
Deferred charges, deposits and other assets	11,897	6,706

Total assets	$260,946	$196,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$17,440	$15,100
Dividend payable	741	353
Current portion of deferred revenue	9,848	8,999
Current portion of long-term obligations	24,679	25,151

Total current liabilities	52,708	49,603
Deferred revenue, less current portion	9,602	11,191
Long-term obligations, less current portion	103,430	6,920
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares;
Designated Series A - 12,500 shares; issued and outstanding - 12,500 shares	—	—
Designated Series B - 37,500 shares; issued and outstanding - 37,500 shares	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares;
Issued and outstanding - 54,930,345 shares at September 30, 2003 and 50,216,683 at December 31, 2002	55	50
Additional paid-in capital	1,272,944	1,238,958
Deferred compensation	(404)	(667)
Accumulated other comprehensive income	329	692
Accumulated deficit	(1,177,718)	(1,110,641)

Total stockholders’ equity	95,206	128,392

Total liabilities and stockholders’ equity	$260,946	$196,106

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenue:
Collaborative agreements	$6,996	$9,274	$34,600	$37,389
Government grants	395	602	1,924	1,939

Total revenue	7,391	9,876	36,524	39,328
Operating expenses:
Research and development	21,037	23,677	69,932	76,030
Sales, general and administrative	6,448	3,225	14,912	13,489
Intangible asset amortization	110	110	330	330
Impairment of lease-related assets	5,927	—	18,491	—
Goodwill impairment	—	—	—	161,060

Total operating expenses	33,522	27,012	103,665	250,909

Loss from operations	(26,131)	(17,136)	(67,141)	(211,581)
Interest income	954	1,130	2,486	3,379
Interest expense	(1,716)	(578)	(2,453)	(1,715)
Other (loss) income	(866)	3	31	21,977

Net loss	(27,759)	(16,581)	(67,077)	(187,940)
Preferred stock dividend	(316)	(220)	(918)	(530)

Net loss applicable to common stockholders	$(28,075)	$(16,801)	$(67,995)	$(188,470)

Basic and diluted net loss per common share	$(0.51)	$(0.37)	$(1.31)	$(4.38)

Shares used in computation of basic and diluted net loss per common share	54,875	45,607	51,709	43,000

See accompanying notes.

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities
Net loss	$(67,077)	$(187,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of lease-related assets	18,491	—
Goodwill impairment	—	161,060
Amortization of deferred compensation	182	1,332
Depreciation and amortization	8,373	9,323
Equity instruments issued in exchange for services	134	(142)
Gain on sale securities available-for-sale	(391)	(514)
Gain on sale of equipment	—	(998)
Changes in certain assets and liabilities:
Accounts receivable	1,567	(9,302)
Interest receivable	(476)	142
Prepaid expenses and other current assets	(4,901)	3,036
Accounts payable and accrued liabilities	4,361	(7,338)
Deferred revenue	(740)	(10,952)

Net cash used in operating activities	(40,477)	(42,293)
Investing activities
Purchases of securities available-for-sale	(173,966)	(56,735)
Proceeds from maturities of securities available-for-sale	47,552	17,697
Proceeds from sales of securities available-for-sale	52,635	54,668
Proceeds from leasehold improvement reimbursement	1,097	—
Purchases of property and equipment	(3,180)	(6,017)

Net cash (used in) provided by investing activities	(75,862)	9,613
Financing activities
Net proceeds from issuance of common stock	34,325	43,359
Net Proceeds from debt obligations	96,320	4,778
Principal payments made on capital leases	—	(674)
Principal payments made on long-term obligations	(3,962)	(3,832)

Net cash provided by financing activities	126,683	43,631

Net increase in cash and cash equivalents	10,344	10,951
Cash and cash equivalents at beginning of period	47,363	33,338

Cash and cash equivalents at end of period	$57,707	$44,289

Supplemental disclosure of cash flow information:
Interest paid	$1,648	$1,773
Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividend	$528	$415
Interest expense related to debt offering cost	$184	$—

See accompanying notes.

CORIXA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

     For over nine years, we have been engaged in discovery and development of innovative immunotherapeutic products to address debilitating and life-threatening conditions caused by cancer, infectious disease and autoimmune disease. Creating successful immunotherapeutic products requires understanding and directing the body’s immune system to prevent and fight disease. Variations in disease-causing organisms and human genetics make immunotherapeutic product development a challenging, complex undertaking, but one that we believe will have a significant impact on human health in the coming years.

Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiary, Coulter Pharmaceutical, Inc., or Coulter. These statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with SEC rules and regulations. All significant intercompany account balances and transactions have been eliminated in consolidation. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include disclosures required by GAAP for complete financial statements. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2002, included in our annual report on Form 10-K filed with the SEC.

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with remaining maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in the following (U.S. dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. These securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At September 30, 2003, non-current securities available-for-sale included a certificate of deposit of $4.8 million that secures a financing agreement and various other non-current securities that secure a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. In addition, other assets include a $2.2 million certificate of deposit that secures a letter of credit related to our leased properties in South San Francisco.

Certain Concentrations

     Credit Risk. We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharma GMBH & Co. KG, or BI Pharma KG, to produce bulk anti-B1 antibody tositumomab, or tositumomab, a key component of BEXXAR® therapeutic regimen for use in ongoing clinical trials and to meet commercial requirements, as well as to provide for fill/finish and packaging services. We have committed to purchase minimum annual quantities of tositumomab from BI Pharma KG. In February 2003, we amended our Supply Agreement with BI Pharma KG to temporarily reduce our minimum annual order commitment for tositumomab following the commercial launch of BEXXAR therapeutic regimen. The minimum annual order for 2003 is approximately $6.2 million. We have also contracted with a third-party manufacturer, MDS (Canada) Inc., through its division MDS Nordion, Inc., or Nordion, for radiolabeling supply of the tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility. In June 2003, we signed a new seven-year manufacturing agreement with Nordion replacing the existing supply agreement.

Revenue Recognition

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts and co-promotion revenues under our agreement with GSK for BEXXAR therapeutic regimen, and research adjuvants. Revenue under technology licenses and collaborative agreements typically consists of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones is recognized upon completion of the milestones and future product royalties are recognized when earned, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). Such amounts were not significant through September 30, 2003. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 95% of our revenue from collaborative partners during the nine months ended September 30, 2003 and September 30, 2002.

Acquisition-Related Intangible Assets

     Acquisition-related intangible assets at September 30, 2003, consist of adjuvant know-how and an acquired lease with balances of approximately $1.3 million and $2.1 million, respectively. Adjuvant know-how and the acquired lease are amortized on the straight-line method over periods of seven and ten years, respectively. Amortization of the acquired lease is recorded as additional rent expense. Amortization expense of our acquisition-related intangible assets for the nine months ended September 30, 2003 and September 30, 2002 was approximately $330,000 related to adjuvant know-how and $832,000 related to the acquired lease. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

Remaining 2003	$182
2004	727
2005	727
2006	617
2007	288
Thereafter	839

Total expected amortization	$3,380

     In the third quarter of 2003, we subleased approximately 17,000 square feet of our leased facilities in South San Francisco. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the intangible asset acquired lease and related leasehold improvements. Because the carrying value exceeded the fair value, we recognized an impairment charge of $5.9 million in the third quarter of 2003 related to these assets.

     We expect to incur a loss in accordance with SFAS No. 144 related to the remaining acquired lease and associated leasehold improvements if we enter into another sublease arrangement in the future. This anticipated loss will be recognized at the time we enter into the sublease agreement.

     Under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. On March 12, 2002, we received a second complete review letter from the U.S. Food and Drug Administration, or FDA, regarding our Biologics License Application, or BLA, for BEXXAR therapeutic regimen. In the complete review letter, the FDA stated that additional clinical studies would be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapeutic regimen. Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge.

Stock-Based Compensation

     Our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

     At September 30, 2003, we had two stock-based employee compensation plans under which we grant options or issue shares of stock. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, to stock-based employee compensation.

	For the three months ended		For the nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss applicable to common shareholders:
As reported	$(28,075)	$(16,801)	$(67,995)	$(188,470)
Stock-based employee compensation expense determined under fair value based method for all awards	(2,663)	(3,598)	(8,255)	(12,329)

Pro forma net loss applicable to common stockholders	$(30,738)	$(20,399)	$(76,250)	$(200,799)

Net loss per common share, dilutive:
As reported	$(0.51)	$(0.37)	$(1.31)	$(4.38)
Pro forma	(0.56)	$0.45	(1.47)	$(4.67)

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

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2003 presentation.

2. Comprehensive Loss

     For the nine months ended September 30, 2003 and September 30, 2002, our comprehensive income (loss) was as follows (in thousands):

	For the three months ended		For the nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss	$(27,759)	$(16,581)	$(67,077)	$(187,940)
Other comprehensive loss:
Unrealized holding (losses) gains during the period	(221)	(208)	(363)	(277)

Total comprehensive loss	$(27,980)	$(16,789)	$(67,440)	$(188,217)

3. GSK BEXXAR Relationship

     We have a collaborative agreement with GlaxoSmithKline plc, or GSK, for the development and commercialization of BEXXAR therapeutic regimen, which was approved by the FDA on June 27, 2003 for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, we and GSK jointly market BEXXAR therapeutic regimen in the United States and the two companies share profits and losses from GSK’s sales of BEXXAR therapeutic regimen equally.

     We recognize our costs associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the joint profit or loss calculation results in a reimbursement to Corixa, we record that amount as revenue. If the joint profit or loss calculation results in a payment by Corixa, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in SG&A expense. For the three months ended September 30, 2003 our actual commercial costs related to BEXXAR therapeutic regimen and the payment resulting from the joint profit or loss calculation are included in sales, general and administrative expenses.

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

4. Commitments and Contingencies

     IDEC Pharmaceuticals, Inc., or IDEC, has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 10, 2003, the United States District Court, Southern District of California granted IDEC’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. We are reviewing the court’s order and are likely to file an appeal. If IDEC is ultimately successful in these proceedings and therefore able to market its Zevalin product without the need to license any of our patents and is potentially awarded court costs and attorney’s fees, this outcome could have a materially adverse effect on our joint profit or loss results from the sale of BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time.

     On June 2, 2003, IDEC moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, IDEC also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. On August 11, 2003, the judge denied IDEC’s motion to amend the complaint to include this patent in the originally filed lawsuit or, alternatively, to consolidate the first filed lawsuit with the one filed on June 2, 2003. Litigation is ongoing and we are unable to predict an outcome at this time. An unfavorable outcome on this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     In addition, on February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008, which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. If IDEC is successful in these proceedings, IDEC could be awarded monetary damages and permanent injunctive relief, which relief could prevent us from marketing BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time. An unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

5. Subsequent Events

     As part of the restructuring we announced on November 6, 2003, excess programs and supporting resources have been eliminated or will be soon when remaining obligations are fulfilled. These changes will result in an approximate 18% immediate reduction in Corixa’s workforce, including the elimination of unfilled open positions, as well as existing positions. This workforce reduction will result in a fourth quarter charge of up to $2.3 million. The workforce reduction is expected to result in annual cost savings of more than $8.0 million. Following the workforce reduction, we will have approximately 344 employees at facilities in Seattle, Washington, South San Francisco, California and Hamilton, Montana.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

     Our disclosure and analysis in this quarterly report on Form 10-Q and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our expectations for regulatory approval of any of our product candidates;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available equity line facilities and bank borrowings to meet these requirements;

•	statements about our future operational and manufacturing capabilities;

•	statements regarding expected payments under collaboration agreements;

•	statements about our product development schedule;

•	statements about our pending intellectual property litigation with IDEC;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Revenue

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreements, generally the research and development phase. Generally, our collaborative agreements have included a research and development phase that spans a specified time period. However, in certain cases, the collaborative agreement specifies a research and development phase that culminates with the completion of a development work-plan but does not have a fixed date and requires us to estimate the time period over which to recognize revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering experience with similar projects, level of effort and stage of development. If our estimate of the research and development time period increases, the amount of revenue we recognize related to up front license and technology access fees for a given period would decrease.

Commitments and Contingencies

     We are involved in certain legal proceedings as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcomes of the cases are not known. An unfavorable outcome of the litigation with IDEC could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

Overview

     For over nine years, we have been engaged in discovery and development of innovative immunotherapeutic products to address debilitating and life-threatening conditions caused by cancer, infectious disease and autoimmune disease. Creating successful immunotherapeutic products requires understanding and directing the body’s immune system to prevent and fight disease. Variations in disease-causing organisms and human genetics make immunotherapeutic product development a challenging, complex undertaking, but one that we believe will have a significant impact on human health in the coming years. In June 2003, we received approval of BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. For the nine months ended September 30, 2003, approximately 95% of our revenue resulted from collaborative agreements, and approximately 5% of our revenue resulted from funds awarded through government grants. As of September 30, 2003, we had total stockholders’ equity of $95.2 million.

     We have entered into, and intend to continue to enter into, selected collaborative agreements at various stages in the research and development process. We believe that this corporate partnering strategy provides four advantages:

•	it focuses on our fundamental strength in immunotherapeutic product discovery and selected product development;

•	it capitalizes on our corporate partners’ strengths in product development, manufacturing and commercialization;

•	it may enable us to retain significant downstream participation in product sales; and

•	it reduces our financing requirements.

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts, co-promotion revenues under our agreement with GSK for BEXXAR therapeutic regimen and research adjuvants. Revenue under technology licenses and collaborative agreements typically consists of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones is recognized upon completion of the milestones and future product royalties are recognized when earned, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue.

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

     As of September 30, 2003, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $18.5 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Nine Months Ended September 30, 2003 and September 30, 2002

Total Revenue

     Our revenue was $7.4 million for the three months ended September 30, 2003 compared to $9.9 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to the anticipated expiration of the funded research phases of certain of our collaborative agreements, including decreases of $1.2 million related to our vaccine development collaborative agreement with GSK, $784,000 related to our lung cancer vaccine partnership with Japan Tobacco Inc., or Japan Tobacco, and $438,000 related to our therapeutic antibody agreement with Purdue Pharma L.P., or Purdue Pharma. In addition, research product sales revenue decreased $679,000. These decreases were partially offset by increased revenue of $674,000 related to our WT-1 cancer vaccine agreement with Kirin.

     Our revenue was $36.5 million for the nine months ended September 30, 2003 compared to $39.3 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to the anticipated expiration of the funded research phases of certain of our collaborative agreements, including decreases of $7.0 million related to our vaccine development collaborative agreement with GSK, $3.9 million related to our lung cancer vaccine partnership with Japan Tobacco, $1.6 million related to our PVAC agreement with Zenyaku, $1.4 million related to our therapeutic antibody agreement with Purdue Pharma, $750,000 related to our ex-vivo agreement with The Infectious Disease Research Institute, $603,000 related to our lung cancer vaccine partnership with Zambon, and $563,000 related to our Anergix.RA agreement with Organon Inc. In addition, reimbursement revenue from our collaborative agreement for BEXXAR therapeutic regimen with GSK decreased $1.7 million. These decreases were partially offset by revenue received from our collaborative agreements with GSK, the majority of which results from approval milestone revenue received under our agreement for BEXXAR therapeutic regimen, $1.7 million related to our WT-1 cancer vaccine agreement with Kirin and increased research product sales of $1.1 million.

     We expect revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, timing and amounts of payments under our existing collaborative agreements, commercialization of BEXXAR therapeutic regimen and our ability to commercialize other potential products.

Research and Development

     Our research and development expenses were $21.0 million for the three months ended September 30, 2003 compared to $23.7 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to a decrease in research and development activities of $2.5 million, and the workforce reduction charge of $583,000 associated with our South San Francisco operations in the second quarter of 2002. These decreases were partially offset by an increase of $1.4 million related to third-party manufactured material.

     Our research and development expenses were $69.9 million for the nine months ended September 30, 2003 compared to $76.0 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to a decrease in clinical and research and development activities of $2.9 million, the workforce reduction charge of $1.9 million associated with our South San Francisco operations in the second quarter of 2002 and a reduction in deferred compensation expense of $1.1 million related to options assumed in the Coulter acquisition.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the approximate costs associated with research and preclinical programs and clinical development programs were as follows (in millions):

	Nine months ended
	September 30,

	2003	2002

Research and preclinical programs	$25.8	$38.8
Clinical development programs	44.1	37.2

Total research and development	$69.9	$76.0

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

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $6.4 million for the three months ended September 30, 2003 compared to $3.2 million for the same period in 2002. The 2003 increase compared to 2002 is due primarily to legal fees related to our ongoing patent infringement litigation of $2.6 million and BEXXAR therapeutic regimen production cost of $1.2 million.

     Our SG&A expenses were $14.9 million for the nine months ended September 30, 2003 compared to $13.5 million for the same period in 2002. The 2003 increase compared to 2002 is due primarily to legal fees related to our ongoing patent infringement litigation of $4.5 million. This increase was partially offset by reduced payroll and personnel expenses of $2.3 million and the workforce reduction charge of $675,000 associated with our South San Francisco operations in the second quarter of 2002. We expect SG&A expenses to increase in the future to support the commercialization of BEXXAR therapeutic regimen and our sales and marketing capabilities.

     We recognize our costs associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the joint profit or loss calculation results in a reimbursement to Corixa, we record that amount as revenue. If the joint profit or loss calculation results in a payment by Corixa, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in SG&A expense. For the three months ended September 30, 2003 our actual commercial costs related to BEXXAR therapeutic regimen and the payment resulting from the joint profit or loss calculation are included in sales, general and administrative expenses.

Amortization and Asset Impairment

     Intangible asset amortization expense related to adjuvant know-how was $330,000 for the nine months ended September 30, 2003 and September 30, 2002. Amortization of the acquired lease is recorded as additional rent expense. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. Since March 31, 2002, we have no remaining goodwill or intangible assets deemed to have indefinite lives. We continue to amortize an acquired facilities lease and adjuvant know-how over their useful lives.

     In the third quarter of 2003, we subleased approximately 17,000 square feet of leased facilities in South San Francisco. In accordance with SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements, an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the assets. Because the carrying value of the acquired lease and the associated leasehold improvements exceeded the fair value, we recognized an impairment charge of $5.9 million in the third quarter of 2003. At September 30, 2003, we had $3.4 million of acquisition related intangible assets, which consist of adjuvant know-how and an acquired lease.

     We expect to incur a loss related to the remaining acquired lease if we enter into a sublease arrangement in the future in accordance with SFAS No. 144. This anticipated loss will be recognized at the time we enter into the sublease agreement.

     In March 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapeutic regimen. In the complete review letter, the FDA stated that additional clinical studies will be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapeutic regimen. Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, the decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of March 13, 2002. The results of the impairment test indicated that no goodwill was present and accordingly, we recognized a $161.1 million goodwill impairment charge.

Interest Income

     Our interest income was $954,000 for the three months ended September 30, 2003 compared with $1.1 million for the same period in 2002. Our interest income was $2.5 million for the nine months ended September 30, 2003 compared with $3.4 million for the same period in 2002. The 2003 decrease compared with 2002 is due primarily to lower average investment balances during the first nine months of 2003 and lower yields. We expect interest income to be higher in future periods due to higher cash balances resulting from financing transactions completed in June 2003.

Interest Expense

     Our interest expense was $1.7 million for the three months ended September 30, 2003 compared with $578,000 for the same period in 2002. Our interest expense was $2.5 million for the nine months ended September 30, 2003 compared with $1.7 million for the same period in 2002. The 2003 increase compared to 2002 is due primarily to more debt outstanding resulting from our convertible subordinated note financing completed in June 2003.

Other (Loss) Income

     Other loss was $866,000 for the three months ended September 30, 2003 compared with other income of $3,000 for the same period in 2002. Other income was $31,000 for the nine months ended September 30, 2003 compared with $22 million for the same period in 2002. The 2003 decrease compared to 2002 is due primarily to the sale of specific preclinical assets and other equipment to Medarex, Inc., or Medarex, in the second quarter of 2002 resulting in other income of $22.0 million.

Liquidity and Capital Resources

     As of September 30, 2003, we had approximately $200.9 million in cash, cash equivalents and marketable securities compared to approximately $116.8 million as of December 31, 2002. The increase in cash, cash equivalents and marketable securities since December 31, 2002, was primarily due to the sale in June 2003 of approximately 3.7 million shares of our common stock and 669,435 five-year warrants to purchase our common stock to institutional investors in a private placement and the sale of 4.25% convertible subordinated notes to an institutional investor in a private placement. The 4.25% convertible subordinated notes mature on July 1, 2008. Net proceeds from the issuance of the notes and the equity private placement were approximately $124.8 million, after deducting underwriting fees and commissions and offering expenses. Cash, cash equivalents and marketable securities include a certificate of deposit of $5.5 million that secures a financing agreement and various securities that secure a letter of credit of $4.5 million that guarantees a portion of our obligations under a facilities lease agreement. We have additional capital available to us under our equity line facility with BNY Capital Markets, Inc., or CMI, subject to certain conditions related to minimum stock price and trading volume. Our equity line facility with CMI expires in December 2003. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, with terms not exceeding four years.

     We believe that our existing capital resources, committed payments under existing corporate partnerships, bank credit arrangements, the CMI equity line facility, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. Our future capital requirements will depend on many factors, including, among others:

•	commercialization of BEXXAR therapeutic regimen including sales and marketing;

•	continued scientific progress in our discovery, research and product development programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims;

•	the potential need to develop, acquire or license new technologies and products, including as a result of any adverse outcome in our ongoing litigation with IDEC; and

•	other factors not within our control.

     In addition, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through the following:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

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

     BEXXAR therapeutic regimen requires medical personnel to handle radioactive materials and requires patient-specific dosing calculations. Doctors may prefer to continue to treat NHL patients with conventional therapies, in this case chemotherapy and non-radiolabeled biologics. Oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR therapeutic regimen and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR therapeutic regimen. Nuclear Regulatory Commission regulations permit BEXXAR therapeutic regimen to be administered on an outpatient basis in most cases that we currently contemplate. Market acceptance could, however, be adversely affected to the extent hospitals are required under applicable state, local or individual hospital regulations to administer BEXXAR therapeutic regimen on an in-patient basis. In addition, continued expansion in the use of Rituxan® (Rituximab) for maintenance therapy of NHL could affect the ability of BEXXAR therapeutic regimen to gain market share.

If reimbursement is inadequate or unavailable for BEXXAR therapeutic regimen, demand for, or prices of, BEXXAR therapeutic regimen may be limited and our revenues may be substantially reduced.

     The affordability to patients and customers of BEXXAR therapeutic regimen depends substantially on whether government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other healthcare funders will reimburse most of the cost of the product to our customers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products like BEXXAR therapeutic regimen because third-party payors have very little experience upon which to model pricing and reimbursement decisions. Although we have received notification from several major third-party payors that they plan to reimburse our customers for BEXXAR therapeutic regimen, including the Center for Medicare and Medicaid Services, which has published reimbursement codes specific to BEXXAR therapeutic regimen, in most cases we still do not know the degree to which such third-party payors will reimburse our customers for BEXXAR therapeutic regimen.

     In addition, federal and state governments in the United States, as well as foreign governments, continue to propose and pass new legislation designed to contain or reduce the costs of healthcare. Government cost-control initiatives could decrease the reimbursement for BEXXAR therapeutic regimen. Inadequate reimbursement levels would reduce the demand for BEXXAR therapeutic regimen or could force us to reduce the price of BEXXAR therapeutic regimen to customers, or a combination of both. Reduced demand for BEXXAR therapeutic regimen, or reduced price, could limit our revenues from BEXXAR therapeutic regimen.

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

     We have entered into an agreement with Nordion for radiolabeling the tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility. Under our agreement with Amersham Health, Amersham Health is responsible for radiolabeling the European supply of the tositumomab component of BEXXAR therapeutic regimen. Neither Nordion nor Amersham Health may be able to produce sufficient radiolabeled antibodies to meet our clinical requirements and, if BEXXAR therapeutic regimen is a commercial success in the United States, or is approved and is a commercial success in other countries, our commercial requirements in the United States or in such other countries. In addition, radiolabeled antibody cannot be stockpiled against future shortages due to the 8-day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion, Amersham Health or another supplier could harm our sales of BEXXAR therapeutic regimen in the United States and in other countries if and when it is approved for sale in such other countries.

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

     The unique properties of BEXXAR therapeutic regimen require tightly controlled distribution of the product. We may be unable to maintain or establish relationships with third parties or build in-house distribution capabilities to meet requirements for product supply. If we are unable to establish or maintain these capabilities, we may not be able to successfully commercialize the product. Due to its radioactive component, BEXXAR therapeutic regimen is shipped in shielded containers and must arrive at its destination within 24-48 hours after production. BEXXAR therapeutic regimen must also be temperature controlled during shipment. We rely on many third-party suppliers to process orders and to package, store and ship BEXXAR therapeutic regimen. We are working with suppliers to minimize risk and loss of inventory and to provide efficient service to customers. These third-party suppliers may be unable to handle BEXXAR therapeutic regimen in a manner that will minimize loss of or damage to inventory.

Because we have limited sale and distribution capabilities, we may be unable to successfully commercialize BEXXAR therapeutic regimen or our other product candidates.

     As a result of our reduction in force in May 2002, we no longer have a direct sales force for the launch of BEXXAR therapeutic regimen. Our ability to market and sell BEXXAR therapeutic regimen will be contingent on recruiting, training and deploying the necessary sales force, as well as performance by GSK under our BEXXAR collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sales of BEXXAR therapeutic regimen or other product candidates.

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

     On June 30, 2003, we and GSK announced that the FDA had approved BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation whose disease is refractory to Rituximab and has relapsed following chemotherapy. We may not be successful in obtaining regulatory approval for any of our other product candidates, or in commercializing BEXXAR therapeutic regimen or any product candidates for which approval is obtained.

     Other than BEXXAR therapeutic regimen, we have not commercialized any products, other than MELACINE™ vaccine, our melanoma vaccine, which is approved for sale in Canada, and an immunotherapeutic product that has been approved on a named-patient basis in Germany, Spain, Italy and the United Kingdom. The immunotherapeutic product incorporates MPL® adjuvant, our proprietary adjuvant, which is added to the product to heighten the immune response to the product’s allergens. In addition, we recently received approval in Argentina to sell RC-529™ adjuvant as part of a prophylactic vaccine for the prevention of Hepatitis B infection. RC-529 adjuvant is added to the product to heighten the immune response to the product’s antigens.

Our restructuring may place additional strain on our resources and may harm the morale and performance of our personnel.

     On November 6, 2003, we announced that, as part of a strategic restructuring, we would eliminate certain research programs and supporting resources in an effort to focus on priority programs that we believe have the greatest opportunity for near term commercial success. This restructuring will reduce the scope and number of priority programs to allow us to concentrate more resources on our core areas of expertise — monoclonal antibodies, vaccines and adjuvants and TLR4 agonists and antagonists. The programs we choose to continue and on which we focus our resources may not result in any product candidates, whereas we will miss or fail to take advantage of opportunities that would have been presented by our discontinued programs. We cannot be certain that we have chosen the best programs for near term commercial success.

     Our restructuring will result in an approximate 18% immediate reduction in our workforce, including the elimination of unfilled open positions, as well as existing positions. Following the workforce reduction, we will have approximately 344 employees at facilities in Seattle, Washington, South San Francisco, California and Hamilton, Montana. Our restructuring plan may yield unanticipated consequences such as attrition beyond our planned reduction in workforce. This workforce reduction could place significant strain on our administrative, operational and financial resources and result in increased responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the terminated employees possess specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

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

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Data from a Phase III clinical trial of MELACINE vaccine, with the primary endpoint being the comparison of disease-free survival between patients with Stage II melanoma who, following surgical removal, received MELACINE vaccine versus observation only, showed no statistically significant difference in disease-free survival of the eligible patient population. We were informed by the FDA that if we wished to obtain approval of MELACINE vaccine in the United States, we would need to have successful results from an additional clinical trial. We have recently determined not to proceed with another MELACINE clinical trial. In addition, we may encounter delays, or the FDA may reject our product candidates, based on changes in regulatory policy during the period of product development, extension of the period of review of any application for regulatory approval or other factors beyond our control. Delays in obtaining regulatory approvals:

•	would adversely affect the marketing of any products we develop;

•	could impose significant additional costs on us;

•	would diminish any competitive advantages that we may attain; and

•	could adversely affect our ability to receive royalties and generate revenues and profits.

     For example, we filed our Biologics License Application, or BLA, for BEXXAR therapeutic regimen in June 1999 and did not receive regulatory approval for BEXXAR therapeutic regimen until June 27, 2003. We may not be successful in obtaining regulatory approval for any of our other product candidates, or in commercializing any product candidates for which approval is obtained.

     Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for the product. For example, BEXXAR therapeutic regimen has only been approved for treatment of patients with CD20 positive, follicular, NHL, with and without transformation whose disease is refractory to Rituximab and has relapsed following chemotherapy. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with FDA regulations governing current good manufacturing practice, or cGMP. Failure to comply with manufacturing regulations, or other FDA regulations, can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

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

     The manufacture and administration of BEXXAR therapeutic regimen requires the handling, use and disposal of (131) I isotope, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR therapeutic regimen. For our ongoing clinical trials and for commercial-scale production, we currently rely on Nordion to radiolabel the tositumomab with (131) I radioisotope at a single location in Canada. Violations of safety regulations could occur with Nordion and there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled tositumomab for use in clinical trials or commercial sales could be interrupted.

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

     Since our inception, we have generated only minimal revenue from diagnostic product sales and no significant revenue from therapeutic or prophylactic product sales. With the exception of BEXXAR therapeutic regimen, MPL adjuvant, which has been approved for sale as part of an immunotherapeutic product on a named-patient basis in Germany, Spain, Italy and the United Kingdom, RC-529 adjuvant, which has been approved for sale in Argentina as part of a prophylactic vaccine for the prevention of Hepatitis B infection, and MELACINE vaccine, which is available for sale in Canada, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products or any other of our product candidates that may be approved for sale in the future.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of September 30, 2003, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill-related charges and $18.5 million is attributable to a lease-related impairment charge. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

•	commercialize BEXXAR therapeutic regimen;

•	enter into corporate partnerships for product discovery, research, development and commercialization;

•	obtain regulatory approvals for our product candidates;

•	manufacture and market our products once they are approved for sale.

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

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of building and maintaining a marketing and sales force;

•	the costs of marketing a product;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims;

•	the potential need to develop, acquire or license new technologies and products, including as a result of any adverse outcome in our ongoing litigation with IDEC; and

•	other factors beyond our control.

     We have an equity line facility in place with CMI under which we have drawn down $5.1 million. Subject to certain market price and trading volume limitations, we may be able to draw down additional funds before our equity line facility with CMI expires on December 3, 2003. However, CMI is not obligated to purchase additional shares of our common stock unless a number of conditions have been satisfied. First, CMI generally has no obligation to purchase shares to the extent that the volume weighted average price of our common stock during the specified valuation period following the exercise of our right to sell shares to CMI under the equity line facility is below $5.00 per share. In the future, the price of our common stock may not meet this minimum trading price condition to enable us to draw down funds under the equity line facility. Second, CMI is only obligated at any given request to purchase shares in a minimum aggregate amount of $500,000 and in a maximum aggregate amount of $3.5 million. Furthermore, CMI has no obligation to purchase shares on a given day if our daily trading volume falls below a specified minimum. Finally, on trading days where the common stock is not listed and approved for trading on the principal trading exchange of our common stock or where trading is restricted, we might not have the right to sell any shares to CMI.

     We believe that our existing capital resources, committed payments under existing corporate partnerships, bank credit arrangements, the CMI equity line facility and equipment financing, proceeds from our recent $100 million convertible note financing and from our recent $30 million private placement of common stock, together with interest income, will be sufficient to fund our current and planned operations over at least the next 18 months. However, in addition to any funds available under the CMI equity line facility, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

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

     Under our equity line facility with CMI, we may, subject to certain conditions, sell additional shares of our common stock to CMI from time to time before December 3, 2003. The number of shares and price per share will depend on the market price and trading volume of the shares during the applicable one- to twenty-day draw down period for any sale. The sale of shares pursuant to the equity line facility will have a dilutive effect on the ownership percentage of our existing stockholders. Subsequent sales of these shares in the open market by CMI may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the equity line facility (should we choose to sell additional shares to CMI) and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and could result in dilution to the holders of our shares. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

     We have outstanding $100 million aggregate principal amount of convertible notes due in 2008. The holders of these notes have the option of converting the principal and unpaid interest on the notes, at any time prior to the maturity date, into common stock at a fixed conversion rate of $9.175 per share. If the notes were converted in full, 10,899,180 shares of our common stock would be issued to the noteholders; this issuance would have a dilutive effect on the ownership percentage of our existing stockholders.

     In addition to any dilution resulting from issuances under the equity line facility or upon exercise of warrants, we are also obligated, or in some cases have the option, to issue additional shares of our common stock under collaboration and other strategic agreements.

     Under a collaborative agreement with GSK, we have an outstanding loan in the amount of $5 million, which was due on September 1, 2003. At GSK’s option, GSK may elect to receive the repayment in cash or shares of our common stock at a specified premium to the five day average closing price of our common stock for the period immediately preceding September 1, 2003. GSK has not yet made its election.

     Under an assignment agreement between Coulter , Beckman Coulter, Inc., InterWest Partners V, L.P. and InterWest Investors V, relating to portions of the technology underlying BEXXAR therapeutic regimen, Beckman Coulter, Inc. is entitled to receive the first $4.5 million of royalties upon commercial sale of BEXXAR therapeutic regimen, if any, derived from the licenses that were sublicensed to Coulter; thereafter, any such royalties shall be payable to Dana-Farber Cancer Institute. Beckman Coulter, Inc. has the option, in lieu of receiving cash for such royalties, to receive shares of our common stock valued at the then current fair market value of our common stock.

     We are also required to pay dividends on our outstanding preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

     The issuance of additional stock under these agreements, as dividends on our preferred stock or pursuant to other transactions will have a dilutive effect on the ownership percentage of our existing stockholders. From time to time, we expect to enter into new partnerships, acquisitions and other strategic transactions in which we may agree to issue additional shares of common stock.

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

     The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 95% of our revenue from research and development and other funding under our existing corporate partnerships for the nine months ended September 30, 2003, and September 30, 2002. For the years ended December 31, 2002, 2001 and 2000, approximately 95%, 95% and 94%, respectively, of our revenue resulted from collaboration agreements. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our products or product candidates or effectively partnering our products or product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress some of our product candidates. Our corporate partnerships generally provide our partners with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a corporate partnership with Amersham Health to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	a development, commercialization and license agreement with Medicis related to our candidate psoriasis immunotherapeutic product, PVAC treatment;

•	a development and license agreement with Zenyaku Kogyo related to PVAC treatment;

•	a corporate partnership with Kirin for the research, development and commercialization of vaccine products aimed at treating multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK that provides for vaccine development of breast, prostate and colon cancer vaccines, vaccine discovery and development for tuberculosis, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia; and

•	several license and supply agreements with GSK, which grant GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

     Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR therapeutic regimen in the United States, Amersham Health for marketing BEXXAR therapeutic regimen in Europe, GSK Canada for marketing BEXXAR therapeutic regimen in Canada and Medicis for commercialization of PVAC treatment contain milestone-based termination provisions that provide that if we fail to meet specified development or regulatory milestones, the licensor may terminate the agreement. In addition, all of these license agreements may be terminated by the licensor for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

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

If we are unable to obtain, protect and enforce our patent rights, we may be unable to effectively protect or exploit our proprietary technology, inventions and improvements, and we are involved in patent litigation.

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

     IDEC has challenged the validity of our U.S. Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of our U.S. Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 10, 2003, the United States District Court, Southern District of California granted IDEC’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. We are reviewing the court’s order and are likely to file an appeal. If IDEC is ultimately successful in these proceedings and therefore able to market its Zevalin product without the need to license any of our patents and is potentially awarded court costs and attorney’s fees, this outcome could have a materially adverse effect on our joint profit or loss results from the sale of BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time.

     On June 2, 2003, IDEC moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, IDEC also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. On August 11, 2003, the judge denied IDEC’s motion to amend the complaint to include this patent in the originally filed lawsuit or, alternatively, to consolidate the first filed lawsuit with the one filed on June 2, 2003. Litigation is ongoing and we are unable to predict an outcome at this time. An unfavorable outcome on this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     In addition, on February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of U.S. Reissue Patent No. RE38,008, which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. If IDEC is successful in these proceedings, IDEC could be awarded monetary damages and permanent injunctive relief, which relief could prevent us from marketing BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time. An unfavorable outcome of this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

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

     We try to protect our trademarks by applying for U.S. and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Of our trademarks, MPL and Corixa are currently the subject of an opposition proceeding before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for MPL and Corixa in Europe. Our trademark application in Canada for ENHANZYN is currently the subject of an opposition proceeding before the Canadian Intellectual Property Office. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for ENHANZYN in Canada.

Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.

     As a result of litigation, interferences, opposition proceedings and other administrative proceedings in which we are or may become involved, including the IDEC litigation, we have incurred substantial expense and the proceedings may divert the efforts of our technical and management personnel. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates. As a result, an adverse determination could have a materially adverse effect on our business, financial condition and operating results.

     The enforcement, defense and prosecution of intellectual property rights, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•	defend against third-party claims of infringement;

•	enforce our issued and licensed patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

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

     For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR therapeutic regimen. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR therapeutic regimen. In an effort to minimize expenses during the delay in the FDA review of BEXXAR therapeutic regimen, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002, we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BEXXAR therapeutic regimen BLA. As a result, goodwill and other intangibles were re-evaluated and we recognized a $161.1 million goodwill impairment charge. BEXXAR therapeutic regimen may not be successful in the marketplace, in which case we may not gain substantial benefit from the Coulter acquisition. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex and, in connection with the asset sale, initiated a further headcount reduction.

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

     Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical development, obtaining regulatory approvals and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research and development, manufacturing, and preclinical and clinical development, and obtain regulatory approval of and market products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring and developing technologies complementary to our programs. We will face competition with respect to:

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

     IDEC’s product, Zevalin, received FDA approval for commercial sale in the United States in February 2002. Zevalin has been approved and is being marketed for the treatment of certain types of NHL in the United States. In addition, in September 2003, the Committee for Proprietary Medicinal Products, a scientific committee that reviews drug product applications for the European Union, gave a positive opinion on Zevalin. Such recommendations for marketing approval are usually endorsed by the European Commission within 90 days. Consequently, IDEC could have a significant advantage over us in sales and marketing of products for the treatment of NHL in the United States and the European Union.

Our stock price could be very volatile and shares of our common stock may suffer a decline in value

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

     Our common stock has traded as high as $72.00 and as low as $4.48 since the beginning of 2000. The last reported sales price of our common stock on November 4, 2003 was $6.52. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

Item 3. Quantitative & Qualitative Disclosure about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. There have been no material changes in the reported market risks since December 31, 2002.

Item 4. Controls and Procedures.

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     IDEC has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. IDEC is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against IDEC alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 10, 2003, the United States District Court, Southern District of California granted IDEC’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. We are reviewing the court’s order and are likely to file an appeal. If IDEC is ultimately successful in these proceedings and therefore able to market its Zevalin product without the need to license any of our patents and is potentially awarded court costs and attorney’s fees, this outcome could have a materially adverse effect on our joint profit or loss results from the sale of BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time.

     On June 2, 2003, IDEC moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, IDEC also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. On August 11, 2003, the judge denied IDEC’s motion to amend the complaint to include this patent in the originally filed lawsuit or, alternatively, to consolidate the first filed lawsuit with the one filed on June 2, 2003. Litigation is ongoing and we are unable to predict an outcome at this time. An unfavorable outcome on this matter could have a materially adverse effect on our operating results from the sale of BEXXAR therapeutic regimen.

     In addition, on February 25, 2003, IDEC filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008, which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells. If IDEC is successful in these proceedings, IDEC could be awarded monetary damages and permanent injunctive relief, which relief could prevent us from marketing BEXXAR therapeutic regimen. Litigation is ongoing and we are unable to predict an outcome at this time. An unfavorable outcome of this matter could have a materially adverse affect on our operating results from the sale of BEXXAR therapeutic regimen.

     We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

Item 5. Other Information

     On November 6, 2003, we announced that we are restructuring our operations to focus on priority programs that we believe have the greatest opportunity for near-term commercial success. The restructuring will reduce the scope and number of priority programs to allow us to concentrate more resources on our core areas of expertise — monoclonal antibodies, vaccines and adjuvants and TLR4 agonists and antagonists.

     As part of the restructuring, excess programs and supporting resources have been eliminated or will be soon when remaining obligations are fulfilled. These changes will result in an approximate 18% immediate reduction in Corixa’s workforce, including the elimination of unfilled open positions, as well as existing positions. This workforce reduction will result in a fourth quarter charge of up to $2.3 million. The workforce reduction is expected to result in annual cost savings of more than $8.0 million. Following the workforce reduction, we will have approximately 344 employees at facilities in Seattle, Washington, South San Francisco, California and Hamilton, Montana.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Index to Exhibits.

(b)	Reports filed on Form 8-K.

(1)	On July 1, 2003, we filed a Current Report on Form 8-K regarding our announcement that the FDA had approved BEXXAR therapeutic regimen for treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy.

(2)	On July 29, 2003, we filed a Current Report on Form 8-K/A amending a Current Report on Form 8-K that we filed on June 9, 2003, which amendment was filed for the purpose of refiling our agreement with GSK Canada for rights to market BEXXAR therapeutic regimen in Canada with the redactions amended in accordance with an amended confidential treatment request filed separately by us with the SEC.

(3)	On August 28, 2003, we filed a Current Report on Form 8-K/A amending a Current Report on Form 8-K that we filed on June 25, 2003, which amendment was filed for the purpose of refiling our agreement with Nordion to continue to radiolabel the antibody in BEXXAR therapeutic regimen with the redactions amended in accordance with an amended confidential treatment request filed separately by us with the SEC.

(4)	On September 9, 2003, we filed a Current Report on Form 8-K announcing that we had amended our $15.0 million loan agreement with SmithKline Beecham Corporation and that we had entered into a registration rights agreement with SmithKline Beecham Corporation.

(5)	On September 11, 2003, we filed a Current Report on Form 8-K announcing our sublease agreement with Axys Pharmaceuticals, Inc.

(6)	On September 29, 2003, we filed a Current Report on Form 8-K/A amending a Current Report on Form 8-K that we filed on September 11, 2003, which amendment corrected a clerical error.

(c)	Reports furnished on Form 8-K.

(1)	On July 31, 2003, we furnished a Current Report on Form 8-K regarding our financial results for the fiscal quarter ended June 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION
DATE November 7, 2003	By:	/s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(A)

4.2	Indenture, dated as of June 13, 2003, between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(G)

10.1*	License and Supply Agreement, dated as of May 27, 2003, among Corixa Corporation, Coulter Pharmaceutical, Inc. and GlaxoSmithKline Inc.	(H)

10.2*	BEXXAR Supply Agreement effective as of July 1, 2003, among MDS (Canada) Inc., through its division MDS Nordion, Coulter Pharmaceutical, Inc. and Corixa Corporation	(I)

10.3	Second Amendment to Loan Agreement dated August 26, 2003, among Coulter Pharmaceutical, Inc., Corixa Corporation and SmithKline Beecham Corporation	(J)

10.4	Registration Rights Agreement dated as of August 26, 2003, between Corixa Corporation and SmithKline Beecham Corporation	(J)

10.5	Sublease Agreement, dated as of September 11, 2003, between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(K)

10.6	First Amendment to Sublease Agreement, dated as of September 11, 2003, between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc	(L)

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the Securities and Exchange Commission on March 30, 2001.

(G)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on June 18, 2003.

(H)	Incorporated herein by reference to Corixa’s Form 8-K/A (File No. 0-22891), filed with the Securities and Exchange Commission on July 29, 2003.

(I)	Incorporated herein by reference to Corixa’s Form 8-K/A (File No. 0-22891), filed with the Securities and Exchange Commission on August 28, 2003.

(J)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on September 9, 2003.

(K)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on September 11, 2003.

(L)	Incorporated herein by reference to Corixa’s Form 8-K/A (File No. 0-22891), filed with the Securities and Exchange Commission on September 29, 2003

†	Filed herewith.

*	Confidential treatment granted by order of the SEC.