Form 10-K
period 2003-12-31
CORIXA CORP
filed 2004-03-09
CIK 1042561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $362 million as of June 30, 2003, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 55,507,468 shares of the registrant’s Common Stock outstanding as of March 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information by reference to the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

CORIXA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

      In this Annual Report “Corixa” or the “company,” “we,” “us” and “our” refer to Corixa Corporation and our wholly owned subsidiaries.

      CORIXA®, BEXXAR®, MPL®, ENHANZYN® and the Corixa logo are registered trademarks and DUAL ACTION, DURABLE REMISSIONTM, TARGETED PRECISE DURABLETM, POWERED BY CORIXATM, the POWERED BY CORIXA logo and the BEXXAR logo are trademarks of Corixa Corporation. All other brand names, trademarks or service marks referred to in this Annual Report are the property of their respective owners.

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

Overview

      We are a developer of innovative immunotherapeutic products designed to affect the immune system and treat debilitating and life-threatening conditions caused by cancer and infectious disease.

      Originally founded to pursue development of leading, proprietary antigen discovery technology, we are emerging as a product development company with multiple product candidates, many in late-stage human clinical trials. We are driven by an aggressive commercialization strategy that we believe will give us an opportunity for sustained and consistent commercial success. Our development efforts are focused on core areas of immunotherapy expertise, including monoclonal antibodies, vaccines and adjuvants, and small molecules called TLR4 agonists and antagonists that stimulate innate immunity.

      In June, 2003 we received approval from the U.S. Food and Drug Administration, or FDA, of BEXXAR® therapeutic regimen for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy.

      We were originally incorporated in Delaware as WWE Corp. on Sept. 8, 1994. Our headquarters and our primary research and process development as well as clinical and regulatory operations are in Seattle, Washington, our adjuvant manufacturing operations are in Hamilton, Montana and our BEXXAR therapeutic regimen operations are in South San Francisco, California. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing the information to the SEC. The Internet address for the information is http://www.shareholder.com/corixa/edgar.cfm.

Product Development

      Using three primary therapeutic approaches, we are developing innovative immunotherapeutic products that address a range of cancers and infectious diseases. Our primary therapeutic approaches include:

•	antibody-based therapeutics;

•	therapeutic vaccines for cancer and infectious disease, and adjuvants designed to increase the effectiveness of our and our partner’s vaccines; and

•	TLR4 agonists and antagonists of innate immune responses.

      In addition to the BEXXAR therapeutic regimen, which has been approved for sale in the United States, two of our partners’ vaccine products that contain our adjuvants have been approved for sale: Berna Biotech’s prophylactic vaccine for the prevention of Hepatitis B infection contains our synthetic RC-529TM adjuvant and has been approved for sale in Argentina, and Allergy Therapeutics Ltd.’s, or ATL’s, allergy vaccine, contains our MPL® adjuvant and has been approved for sale on a named patient basis in Germany, Spain, Italy and the U.K. In addition, together with our partners, we are conducting late-stage clinical trials for several product candidates targeting a range of cancers and infectious diseases.

      The following table outlines our approved products and our significant product candidates that are at the clinical stage. These programs, as well as our programs in earlier stages of development are described more fully in the sections following the table below.

Product	Disease	Development Phase	Partner(s)

Antibody-based Therapeutics

BEXXAR therapeutic regimen	NHL	Approved in U.S., post- marketing trials ongoing; application for approval under priority review in Canada	GSK in the U.S.; GSK Canada in Canada; Amersham Health in Europe

Adjuvants and Vaccines

Adjuvants

RC-529 adjuvant component in Berna Biotech’s SUPERVAX vaccine	Hepatitis B	Approved in Argentina	Berna Biotech

MPL adjuvant component in GSK’s Fendrix vaccine	Hepatitis B	GSK E.U. application for approval under review	GSK

MPL adjuvant component in GSK’s Cervarix vaccine	Human Papilloma Virus, or HPV	Two GSK U.S. Phase III trials planned for 2004	GSK

MPL adjuvant component in GSK’s Simplirix vaccine	Herpes Simplex Virus, or HSV	GSK U.S. Phase III	GSK

MPL adjuvant component in ATL’s Pollinex Quattro vaccine	Certain allergies caused by grasses, trees, weeds and pollens	ATL E.U. Phase III — approved on named patient basis in Germany, Spain, Italy and the U.K.	Allergy Therapeutics

ENHANZYN adjuvant component in Biomira’s Theratope vaccine	Breast cancer	Biomira U.S. Phase III	Biomira

ENHANZYN adjuvant component in Biomira’s Theratope vaccine	Colorectal cancer	Biomira U.S. Phase II	Biomira

Vaccines

HER-2/neu vaccine	Breast cancer	GSK U.S. Phase I	GSK

Lung cancer vaccine	Lung cancer	Corixa U.S. Phase I	Zambon in Europe and certain other countries; Japan Tobacco in Japan; unpartnered in the U.S. and elsewhere

Tuberculosis vaccine	Tuberculosis	Corixa U.S. Phase I	GSK

Leishmaniasis vaccine	Leishmaniasis	Corixa U.S. Phase I	IDRI
TLR4 Agonists and Antagonists
CRX-675 TLR4 agonist	Seasonal Allergic	Corixa U.S. Phase I	Unpartnered
	Rhinitis, or SAR	planned for 2004

      In the column entitled “Development Phase”:

•	“Phase I” means products that are in, or have completed, Phase I clinical trials, performed to evaluate safety;

•	“Phase II” means products that are in, or have completed, Phase II dose-ranging clinical testing, being tested to further determine safety and efficacy; and

•	“Phase III” means products that are in, or have completed, Phase III clinical testing, being tested to determine efficacy.

Antibody-Based Therapeutics

      We maintain a highly focused discovery, development and commercialization program to provide viable monoclonal antibody candidates for the treatment of certain types of cancer. BEXXAR therapeutic regimen continues to be a focal point for us and our co-developers GlaxoSmithKline Inc., or GSK, and Amersham Health, a subsidiary of Amersham plc. Through a combination of internal discovery efforts and external collaborations, we, with our partners, intend to take select early-stage monoclonal antibody candidates into clinical testing over the next several years.

      BEXXAR Therapeutic Regimen. On June 30, 2003 we and GSK announced that the FDA approved BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy.

      NHL is a form of cancer that affects the blood, bone marrow and lymphatic tissues. NHL currently is the sixth-leading cause of cancer-related deaths in the United States and is expected to claim the lives of 19,410 Americans this year. According to the American Cancer Society, or ACS, in 2004 there will be approximately 53,370 new diagnoses of NHL in the United States. The incidence of NHL increases with age, and there has been an increase in age-adjusted incidence of approximately 1 to 2% annually for the last four decades.

      BEXXAR therapeutic regimen is a dual-action therapy that pairs the tumor-targeting ability of a cytotoxic (cancer killing) anti-B1monoclonal antibody, or Tositumomab, and the therapeutic potential of radiation (Iodine-131) with patient-specific dosing. Combined, these agents form a radiolabeled monoclonal antibody called Iodine I 131 Tositumomab that is able to bind to the target antigen CD20 found on NHL cells, thereby initiating an immune response against the cancer and delivering a dose of radiation directly to tumor cells.

      The efficacy of the BEXXAR therapeutic regimen was examined in a multi-center, single-arm study of 40 patients with follicular NHL whose disease had relapsed following or had not responded to Rituximab. The median age of patients in the study was 57 (range: 35-78) and the median number of prior chemotherapies was 4 (range: 1-11). Eighty-eight percent of patients met the definition of Rituximab refractory (defined as no response or a response of less than 6 months in duration). In patients with Rituximab refractory disease, 63% of patients had a response to BEXXAR therapeutic regimen, with a median duration of response of 25 months. Twenty-nine percent of patients had a complete response (no clinical signs of disease) to BEXXAR therapeutic regimen. The median duration of complete responses has not been reached after a median follow up of 26 months.

      The results of this study were supported by demonstration of durable objective responses in four other single-arm studies enrolling 190 patients with Rituximab-naïve, follicular NHL, with or without transformation, who had relapsed following or were refractory to chemotherapy. In these studies, the overall response rates ranged from 47% to 64% and the median durations of response ranged from 12 to 18 months.

      The most common adverse reactions occurring in the clinical trials included neutropenia, thrombocytopenia and anemia that can be both prolonged and severe. Of 230 patients included in the safety data from five clinical trials, 63% had documented Grade 3 or 4 neutropenia, 53% had Grade 3 or 4 thrombocytopenia, and 29% had Grade 3 or 4 anemia. Twenty-seven percent of patients received one or more blood transfusions or blood cell growth factors, eight percent of patients experienced a serious infection and 12% experienced bleeding events; the majority were mild to moderate. The most common non-hematologic side effects included asthenia (weakness), fever, nausea, infection and cough. The BEXXAR therapeutic regimen was associated with a risk of hypothyroidism and human anti-murine antibody formation. Certain chemotherapy agents and ionizing radiation have been associated with the development of myelodysplasia, or MDS, secondary leukemia and solid tumors. MDS, secondary leukemia and solid tumors have also been observed in patients receiving the BEXXAR therapeutic regimen. BEXXAR therapeutic regimen carries a warning about infusion-related reactions that may be induced by the administration of foreign proteins. Hypersensitivity reactions occurred in six percent of patients. Adjustments of the rate of infusion to control adverse reactions occurred in seven percent of patients.

      The BEXXAR therapeutic regimen consists of four components administered in two steps over seven to fourteen days, usually on an outpatient basis. The first set of infusions includes the non-radioactive antibody, Tositumomab, used to improve the distribution in the body of the subsequent radioactive antibody and increase its uptake in the tumor, followed by a dosimetric infusion, containing the antibody and a trace amount of radioactive Iodine-131. The dosimetric step allows the rate of clearance of radioactivity from the body to be determined by the use of gamma camera counts obtained at three time points. Clearance is dependent on factors such as tumor size and bone marrow involvement. From these determinations, the patient-specific amount of radioactivity necessary to deliver the targeted therapeutic total body dose of radiation can be calculated. Seven to fourteen days after the dosimetric step, the patient returns for the therapeutic step, which includes two infusions, again beginning with the non-radioactive antibody, followed by the calculated patient-specific radioactivity needed to deliver the targeted total body dose of radiation.

      We and GSK in Canada, or GSK Canada, entered into an agreement in May 2003 whereby in the event of product approval GSK Canada will market BEXXAR therapeutic regimen in Canada. Under the terms of the agreement, GSK Canada is responsible for registration, marketing and sales of the product in Canada. We are responsible for the manufacture and supply of BEXXAR therapeutic regimen to GSK Canada for the Canadian market.

      On August 25, 2003, we announced that the Biologics and Genetic Therapies Directorate, or BGTD, of Health Canada accepted our New Drug Submission, or NDS, for BEXXAR therapeutic regimen under a Priority Review. Health Canada’s Priority Review is a status granted to eligible new drug submissions for human use with a shortened review target period in comparison to 300 days for non-priority review. Priority Review status may be granted to drug submissions intended for the treatment, prevention or diagnosis of serious, life-threatening or severely debilitating illnesses or conditions where there is no existing drug on the Canadian market with the same profile or where the new product represents a significant improvement in the benefit/risk profile over existing products.

      We and Amersham Health entered into an agreement in October 2001 whereby in the event of product approval in Europe Amersham Health will market BEXXAR therapeutic regimen in Europe. We and Amersham Health continue to pursue the registration of the product in Europe.

      Other Antibody-based Therapeutics. We are developing a monoclonal antibody-based cancer therapeutic in a collaborative effort with Medarex, Inc., or Medarex. In 2000, we initiated a collaboration with Medarex to discover and develop fully human monoclonal antibodies against selected targets from our library of proprietary cancer and infectious disease antigens. Medarex contributed its HuMAb-Mouse® technology to the multiyear collaboration, targeted to generate, screen and characterize fully human monoclonal antibodies directed against our antigens. In May 2002, we amended and restated this collaboration to cover the development and potential commercialization of monoclonal antibody products directed against one of our cancer antigens.

      We are also developing a monoclonal antibody-based therapeutic in collaboration with Purdue Pharma L.P., or Purdue Pharma, for the potential treatment of female reproductive tract cancer.

Adjuvants and Vaccines

Adjuvants

      An adjuvant is a formulated compound or additive that, when combined with a vaccine, boosts the body’s immune response to antigens contained in the vaccine. Our adjuvant technology is based on the fact that certain microbial products have long been recognized as potent immune system regulators and have been shown to induce a broad range of known cytokines, a class of substances that are produced by cells of the immune system and can affect the immune response. Modifications of these microbial products and their physical and biological delivery to the immune system can influence the way cytokines are expressed, as well as the recipient’s own physiological responses. Such responses mimic the normal, protective responses that are initiated during infection or injury. With our partners, we are evaluating our adjuvants in vaccines that are designed to be safer and more effective and to protect against a broad range of diseases.

      RC-529 Adjuvant. On September 8, 2003 we announced the Argentinean approval of SUPERVAX, Berna Biotech’s prophylactic vaccine containing our synthetic RC-529 adjuvant, for the prevention of Hepatitis B infection. Developed by Berna Biotech, the vaccine combines Berna Biotech’s Hansenula polymorpha-based recombinant Hepatitis B antigen with our RC-529 adjuvant. An adjuvant is a formulated compound or additive that, when combined with a vaccine, boosts the body’s immune response to the antigen(s).

      Clinical results for SUPERVAX showed seroprotection of more than 95% of the individuals vaccinated with SUPERVAX containing our RC-529 adjuvant after only two vaccinations, one month apart, Berna Biotech expects to launch SUPERVAX in Argentina in 2004.

      On August 14, 2003, we and Apovia AG announced a research, development and commercialization agreement for our synthetic RC-529 adjuvant. The multiyear agreement grants Apovia commercial rights to RC-529 adjuvant for use in an undisclosed therapeutic vaccine. Both companies will equally share research, development and commercialization costs, as well as any potential product revenue.

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

•	Hepatitis B — GSK Fendrix®. On May 12, 2003, we announced that our partner, GSK, has filed for regulatory approval of Fendrix with the European Agency for the Evaluation of Medicinal Products, or EMEA. Fendrix is a novel vaccine designed to prevent infection from Hepatitis B in high-risk groups such as pre-haemodialysis and haemodialysis patients and it includes the GSK Hepatitis B antigen with the addition of our MPL adjuvant. The Fendrix filing represents the first regulatory filing for approval of an infectious disease vaccine that contains our proprietary MPL adjuvant.

•	HPV — GSK CervarixTM. Cervical cancer is the second most common cause of cancer death in women worldwide, with approximately 500,000 new cases occurring annually. According to the World Health Organization, or the WHO, scientists believe that infections with oncogenic genotypes of HPV are responsible for most, if not all cervical cancers. In Phase II studies, Cervarix vaccine containing our MPL adjuvant demonstrated 100% effectiveness in preventing persistent infection by the two HPVs associated with the greatest incidence of cervical cancer: HPV 16 and HPV 18. GSK has reported that Cervarix has the potential to prevent more than 70% of cervical cancers. Two planned Phase III trials enrolling approximately 25,000 women are expected to begin in 2004.

•	HSV — GSK SimplirixTM. Genital herpes is an infection caused by the herpes simplex virus. There are two types of HSV, HSV-1 and HSV-2, and both can cause genital herpes. According to the Centers for Disease Control and Prevention, 45 million people in the United States ages 12 and older, or 1 out of 5 of the total adolescent and adult population, are infected with HSV-2. Nationwide, since the late 1970s, the number of people with genital herpes infection has increased 30%.

Thirteen clinical trials with more than 12,000 volunteers have been completed evaluating Simplirix vaccine containing our MPL adjuvant. Results from two double-blind, randomized trials demonstrated that Simplirix vaccine was highly effective in protecting women against HSV-1 and HSV-2 genital herpes. GSK is currently conducting another Phase III pivotal trial in young adult women in collaboration with the National Institutes of Health, or NIH.

•	Allergies. Allergy Therapeutics Ltd., or ATL, incorporates MPL adjuvant as a component in ATL’s Pollinex Quattro, an allergy vaccine, which is in Phase III clinical trials in Europe. ATL specifically targets allergies caused by grasses, trees, weeds and pollens. ATL’s allergy vaccine has been approved for sale on a named patient basis in Germany, Spain, Italy and the U.K.

      ENHANZYN Adjuvant — Biomira Theratope®. The ENHANZYN adjuvant consists of the MPL adjuvant and mycobacterial cell wall skeleton, structural compounds from the bacterium’s cell wall. Biomira Inc., or Biomira, licensed ENHANZYN for use with its Theratope vaccines for the potential treatment and prevention of cancers in humans. Theratope has been used in a completed Phase III clinical trial for metastatic breast cancer and is in a Phase II clinical trial for treating colorectal cancer. In June 2003 Biomira announced that the Phase III clinical trial for metastatic breast cancer did not meet the two pre-determined statistical endpoints of time to disease progression and overall survival and Biomira has indicated that it intends to discuss plans for moving forward with the regulatory authorities in the second half of 2004.

Vaccines

      An important focus of our research and development in cancer and infectious disease vaccines is to target a therapeutic cellular immune response, or more specifically the activation of specialized T cells that recognize and kill pathogen-infected tissue or tumor cells. Most marketed vaccines today stimulate a humoral, or antibody, response involving specialized immune system cells known as B cells. While vaccines that rely on humoral immunity have proven useful in the setting of prophylaxis of infection, these vaccines have typically failed to generate a sufficiently robust cellular immune response to eliminate tumors and ongoing infections. We believe that an effective therapeutic immune response to particular cancers and infectious diseases is likely to require components of both a humoral and a cellular immune response.

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

      Our primary focus in infectious disease vaccine development is to create vaccines that can be used as therapeutics. Therapeutic infectious disease vaccines require antigens that are specific to the pathogen of interest and that are capable of being recognized by the patient’s immune system. As with cancer vaccines, our approach combines the benefits of disease specific antigens, potent adjuvants to amplify recognition by the immune system, and novel delivery systems to enable site specific delivery of the antigen to lymphocytes and antigen-presenting cells, or cells that present processed antigens to the immune system. Our potential infectious disease vaccines may, in addition to enabling treatment of specific infections, also provide protection as prophylactic vaccines.

      HER-2/neu Breast Cancer Vaccine. Under our vaccine development collaboration with GSK, we have developed a potential breast cancer vaccine based on HER-2/neu, a well-established target in the development of tumor malignancy. According to the ACS, more than 200,000 people will be diagnosed with breast cancer this year and an estimated 40,000 will die in the United States alone. HER-2/neu is a protein that is normally expressed at very low levels by cells of the breast, ovaries, skin, lung, liver, intestines and prostate, but that is overexpressed in 25-30% of breast cancers. HER-2/neu is a growth factor receptor involved in normal cell growth and differentiation. Gene amplification and protein overexpression of HER-2/neu are associated with aggressive breast cancers and accelerated growth rates. In preclinical models, potential vaccines can induce antibody and T-cell responses against HER-2/neu protein that can kill cancer cells that overexpress HER-2/neu. Accordingly, we have identified a form of the HER-2/neu protein as a promising candidate for therapeutic cancer vaccine development.

      Under an FDA Investigational New Drug Application, or IND, filed in GSK’s name, we and GSK initiated a Phase I clinical trial in 2003 to test the safety of a new therapeutic breast cancer vaccine formulation that is designed to potentially trigger both an antibody and T cell response to tumors that overexpress the HER-2/neu protein. We are testing the vaccine in patients who have HER-2/neu positive breast cancer in remission, but who are at high risk for relapse. The clinical trial will test three dose levels of the vaccine to determine the safety of the vaccine and to begin to identify the optimal dose. We and GSK designed the vaccine formulation, which was derived in part from a series of Phase I clinical trials conducted by the University of Washington and us. The series of Phase I clinical trials tested HER-2/neu vaccine formulations, including peptide- and protein-based vaccines, in patients with breast and ovarian cancer. The prior HER-2/neu vaccine trials conducted at the University of Washington by Dr. Mary L. Disis validated that HER-2/neu vaccines can induce both antibody and T cell immune responses to HER-2/neu.

      Lung Cancer Vaccine. We and our partner, Zambon Group spa and its subsidiaries, collectively referred to herein as Zambon, are currently evaluating a vaccine candidate for the treatment of non-small cell lung cancer in a Phase I clinical trial initiated in 2003. According to the ACS, in the United States in 2003 an estimated 171,900 new cases of lung and bronchus cancer were diagnosed and an estimated 157,200 people died from such diseases. Current therapeutic options for patients diagnosed with lung cancer are limited, and metastasis of the cancer following surgery of the primary lesion is a common outcome. We have licensed rights to the vaccine candidate for Japan to Japan Tobacco, Inc., or JT.

      Tuberculosis Vaccine. On January 14, 2004, we and GSK announced that the FDA is allowing the initiation of a Phase I clinical study to evaluate the safety and immunogenicity of a novel, proprietary prophylactic vaccine designed to induce protection against tuberculosis. The trial will be conducted in the United States under an IND currently held by us and will be the first study of a recombinant tuberculosis vaccine to be conducted on human volunteers. Grants awarded in the late 1990s from the National Institute of Allergy and Infectious Diseases, or NIAID, part of the NIH, supported research that uncovered the most effective protein-adjuvant combination for this vaccine.

      Each year, according to the WHO, approximately 8 million people worldwide become sick with tuberculosis. According to the WHO statistics, an estimated 2 million die annually from the disease. The WHO estimates that between 2000 and 2020 nearly 1 billion people will be newly infected with tuberculosis, 150 million people will get sick and 36 million will die. According to the NIAID, an estimated 2 billion people are infected with tuberculosis, including approximately 15 million people in the United States. Any of these people may develop active tuberculosis during the course of their lives.

      The vaccine combines a proprietary, recombinant tuberculosis protein antigen and a GSK proprietary formulation that incorporates several adjuvants including our MPL adjuvant. MPL is our flagship adjuvant, which is present in multiple GSK vaccines now in late stage clinical development. The recombinant tuberculosis antigen is a fusion protein of antigenic domains taken from different Mycobacterium tuberculosis gene products that are recognized by immune system cells harvested from patients that had been infected with tuberculosis but who never showed signs of disease. The fusion protein adjuvant combination appears to have demonstrated protection against tuberculosis infection in a number of relevant animal species including mice, guinea pigs and monkeys.

      Leishmaniasis Vaccine. In January 2003, we initiated a Phase I clinical trial in the United States to test the safety and tolerability of an investigational vaccine to treat various forms of leishmaniasis. The investigational vaccine, identified as Leish-111f, consists of a fusion of three Leishmania proteins in combination with our proprietary MPL adjuvant. We designed the Phase I double-blind, randomized clinical trial to evaluate the safety of Leish-111f vaccine administered subcutaneously to healthy adult volunteers at three dose levels, as compared to adjuvant-alone and placebo-alone groups. The Phase I clinical trial will evaluate the safety of escalating doses of the vaccine, as well as its effects on the immune response. In December 2003, we granted an exclusive license to Leish 111-f vaccine to the Infectious Disease Research Institute, or IDRI.

      Prostate Cancer Vaccine. Following completion of the discovery phase of our vaccine collaboration agreement with GSK, we and GSK have agreed to continue prostate cancer vaccine development and to potentially conduct proof-of-principle clinical trials. Under our new cancer vaccine collaboration with GSK, we have identified a potential prostate cancer vaccine based on our lead prostate cancer antigen. Other than skin cancers, prostate cancer is the most commonly diagnosed cancer in men in the United States. According to the ACS, in 2003 an estimated 220,900 patients would be diagnosed with prostate cancer and an estimated 28,900 would die in the United States alone.

      Hematologic Vaccines. We have continued our antigen discovery programs in leukemia by partnering our WT1 vaccine candidate for the treatment of hematologic, or blood-based, tumors with Kirin Brewery Company, Ltd, or Kirin. In December 2002, we granted Kirin exclusive rights to the WT1 vaccine candidate in Asia/ Australasia and co-development rights in North America. The ACS projects that 30,600 new cases of leukemia will be diagnosed in the United States in 2003, and predicts that leukemia will cause 21,900 deaths in the United States in 2003. Available treatments for hematologic tumors have improved recently through the introduction of novel biological antibody therapies. Our potential vaccine may provide an immunotherapeutic that recruits the immune system to identify and eliminate the tumor without the significant side effects of current chemotherapeutic regimens.

TLR4 Agonists and Antagonists

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

      There are 10 kinds of TLRs, and each recognizes a different type of antigen. Our synthetic compounds are recognized by toll-like receptor 4, or TLR4, which can be found on a range of antigen-presenting cell types, including hematopoietic, or blood-forming, cells, many epithelial cells, and cells associated with vascular stability. We are exploring the use of these synthetic compounds as monotherapies based on their recognition by TLR4s, and their possible lack of toxicity associated with natural TLR4 immunostimulants such as lipopolysaccharide.

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

      We intend to pursue several indications using our TLR4 agonists and antagonists as stand alone immunotherapeutic agents. Potential applications for the agonists include chronic obstructive pulmonary disease, which is often triggered by respiratory viral infections such that treatment with antibiotics is often ineffective, upper airway resistance to biological warfare agents, seasonal or constitutive rhinitis, allergies and asthma. Potential applications for the antagonists include inflammatory bowel disease, or IBD, and cystic fibrosis.

      In June 2001, we were granted a $3.5 million contract for a Defense Advanced Research Projects Agency, or DARPA, sponsored program to develop methods of enhancing immune responses to infectious diseases, including agents of biological warfare. Pursuant to the DARPA program we have been studying the potential use of our TLR4 agonists and antagonists for the potential treatment and prevention of infectious disease.

      In December 2003, the NIAID, part of the NIH, awarded us an $11.6 million five year contract to develop our proprietary synthetic molecules that act on TLR4. Our research will focus on drug candidates with the potential to generate protective immunity to a wide variety of infectious agents for the purpose of treating and preventing infectious disease.

      TLR4 Agonists.

CRX-675. SAR is characterized by an overproduction of the cytokines in the nasal mucosa and associated with atopic or allergic sensitization. Administration of our TLR4 agonist CRX-675 has been shown in animal models to significantly decrease allergic rhinitis. We are planning to initiate a Phase I human clinical trial in 2004.

Other. We are currently evaluating another TLR4 agonist candidate for use in the treatment of atopic diseases, or genetically determined hypersensitivity diseases such as hay fever and asthma. Our preclinical studies indicate that our TLR4 agonist candidate is absorbed into the body and is biologically active at mucosal, or mucous membrane, surfaces. The tolerability and effectiveness demonstrated by preclinical mucosal delivery models indicate that aqueous formulations of the agonist may have particular utility in treating or preventing atopic diseases of the respiratory tract.

      TLR4 Antagonist. Our TLR4 antagonist lead candidate has shown the ability to quantitatively block signaling through TLR4 and therefore has potential use as an anti-inflammatory compound in IBD and other indications. Several formulations of the antagonist, including an aqueous formula and stable emulsion formula may provide unique benefits. We are also exploring whether the antagonist may be formulated and delivered orally.

Corporate Partnerships

      As a developer of immunotherapies, we remain committed to existing collaborations and the pursuit of select partnerships with pharmaceutical, biopharmaceutical and diagnostic companies. We focus our partnership efforts on broadly partnering our core technologies at various stages in the research, development and commercialization processes. We target partners that have the expertise and capability to develop, manufacture and commercialize our products. In our corporate partnerships we seek to fund our research, development and commercialization expenses through research grants, milestone payments, collaborative agreement credit lines and option, technology or license fees. We also seek to retain significant downstream participation in product sales through either profit sharing or product royalties paid on annual net sales.

Antibody-Based Therapeutics

      GSK-BEXXAR Therapeutic Regimen. Through our wholly-owned subsidiary, Coulter Pharmaceutical, Inc., or Coulter, we are a party to a collaboration agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which was approved in June, 2003 by the FDA for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the agreement, as amended in April 2000, GSK’s territory was reduced to the United States and, upon regulatory approval of BEXXAR therapeutic regimen, GSK paid us a milestone payment. We and GSK are co-promoting BEXXAR therapeutic regimen in the United States, with each company contributing to the commercialization efforts and both companies sharing profits and losses equally. In addition, the agreement provides for the sharing of certain costs by us and GSK related to clinical and manufacturing development activities. Under the agreement, GSK provided us with a $15 million credit line that was fully drawn by Coulter in December 2000 and which we may choose to repay in cash or in shares of our common stock on or prior to the October 3, 2004 maturity date.

      GSK Canada-BEXXAR Therapeutic Regimen. In May 2003, we and GSK Canada entered into an agreement whereby in the event of product approval GSK Canada will market BEXXAR therapeutic regimen in Canada. Under the terms of the agreement, GSK Canada is responsible for registration, marketing and sales of the product in Canada. We are responsible for the manufacture and supply of BEXXAR therapeutic regimen to GSK Canada for the Canadian market. On August 25, 2003, we announced that the BGTD of Health Canada accepted our NDS for BEXXAR therapeutic regimen under a Priority Review.

      Health Canada’s Priority Review is a status granted to eligible new drug submissions for human use with a shortened review target period in comparison to 300 days for non-priority. Priority Review status may be granted to drug submissions intended for the treatment, prevention or diagnosis of serious, life-threatening or severely debilitating illnesses or conditions where there is no existing drug on the Canadian market with the same profile or where the new product represents a significant improvement in the benefit/risk profile over existing products.

      Amersham Health-BEXXAR Therapeutic Regimen. In October 2001, we entered into an agreement whereby Amersham Health will market BEXXAR therapeutic regimen in Europe. We and Amersham Health will cooperate to register the product in Europe. We will initially be the holder of the Marketing Authorization Application, or MAA (the European equivalent of a Biologics License Application, or BLA), for BEXXAR therapeutic regimen in Europe, and after certain conditions have been met, including approval for commercial sale in Europe, we will transfer the MAA to Amersham Health. We will be responsible for generating clinical trial data to support the registration of BEXXAR therapeutic regimen in Europe and Amersham Health will be responsible for manufacture and sale of BEXXAR therapeutic regimen in Europe. Under the terms of a stock purchase agreement with Amersham Health, we had the option to sell up to a total of $15 million of shares of our common stock to Amersham Health. Following our partial option exercises in October 2001 and December 2002, on May 14, 2003, we completed the exercise of our option to sell up to $15 million of shares of our common stock to Amersham Health when we sold 721,814 shares of our common stock to Amersham Health at a price per share of $6.927 for a total purchase price of approximately $5 million. In addition, Amersham Health has agreed to pay us milestone payments upon regulatory approval in Europe as well as milestone payments based on achievement of certain sales volume targets. Amersham Health has also agreed to pay us royalties on all future product sales in Europe.

      Medarex. In 2000, we initiated a collaboration with Medarex to discover and develop fully human monoclonal antibodies against selected targets from our library of proprietary cancer and infectious disease antigens. Medarex contributed its HuMAb-Mouse technology to the multiyear collaboration, targeted to generate, screen and characterize fully human monoclonal antibodies directed against our antigens. In May 2002, we and Medarex amended and restated this collaboration. In May 2002, Medarex also acquired our proprietary Ultra-Potent Toxin, or UPT, technology for creating antibody-toxin conjugates and certain preclinical product development programs in the field of oncology and other disease indications. In return, we received $23.5 million in cash and shares of Medarex common stock. Medarex also purchased certain equipment from us to support Medarex’s continuing research efforts for an additional $2.5 million.

      Purdue Pharma. In September 2000, we entered into an agreement with Purdue Pharma to develop therapeutic antibodies directed against cell surface antigens identified by our tumor-antigen discovery programs. Under the terms of the agreement, Purdue Pharma has paid to us a total of $2.5 million in license fees. In addition, Purdue Pharma may be required to pay us success-based milestone payments and royalties on potential product sales. In November 2002, Purdue Pharma exercised an option under the agreement and licensed one of our antigens to use in its development of monoclonal antibodies to be used as anti-tumor agents in treatment of female reproductive tract cancer. Purdue Pharma has agreed to pay for development and commercialization of a monoclonal antibody based on our antigen and Purdue Pharma and an affiliate will retain worldwide rights.

      Abgenix. In March 2000, we entered into an agreement with Abgenix, Inc., or Abgenix, to discover and develop human monoclonal antibodies against selected targets from our library of proprietary cancer and infectious disease antigens. Under the agreement, when we and Abgenix determine antibodies to be worthy of clinical investigation, a closed auction will be held between the two parties for the rights to develop the specific antibody-based product. The party that obtains the right to develop and commercialize a particular product candidate agrees to pay the other party an up-front fee, milestones based on clinical development and royalties on any product sales.

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

Adjuvants and Vaccines

      Berna Biotech. In February 2002, we entered into a license and supply agreement with Berna Biotech’s subsidiary, Rhein Biotech N.V., or Rhein, under which we granted Rhein a coexclusive, worldwide, license to our RC-529 adjuvant for use in developing a Hepatitis B vaccine. Under the agreement, Rhein paid us an up-front fee and has agreed to pay us milestone payments, annual license fees until commercial launch of a product and earned royalty payments or annual license fees after launch of a product.

      GSK. We have licensed our MPL adjuvant to GSK under three separate agreements for use in infectious disease vaccines, under one agreement for use in cancer vaccines and under one agreement for use in products to treat and prevent allergies. MPL is a component in several late stage GSK vaccine candidates including Fendrix, Cervarix and Simplirix. On May 12, 2003, GSK filed for regulatory approval of Fendrix, a prophylactic Hepatitis B vaccine that contains GSK’s Hepatitis B antigen and our MPL adjuvant, with the EMEA. In Phase II studies, GSK’s Cervarix vaccine, which contains our MPL adjuvant, demonstrated 100% effectiveness in preventing persistent infection by the two HPVs associated with the greatest incidence of cervical cancer: HPV 16 and HPV 18. GSK has reported that Cervarix has the potential to prevent more than 70% of cervical cancers. Two planned Phase III trials enrolling approximately 25,000 women are expected to begin in 2004. In addition, thirteen clinical trials with more than 12,000 volunteers have been completed evaluating GSK’s Simplirix vaccine, which contains our MPL adjuvant. Results from two double-blind, randomized trials demonstrated that Simplirix vaccine was highly effective in protecting women against HSV-1 and HSV-2 genital herpes. GSK is currently conducting another Phase III pivotal trial in young adult women in collaboration with the NIH.

      Under the first agreement, entered into in 1991, we granted GSK exclusive, worldwide rights to use MPL adjuvant in vaccines in a number of infectious disease fields, including Hepatitis B. Under the agreement, GSK has agreed to pay us transfer payments for supplies of MPL adjuvant and royalties upon commercialization of products developed under the agreement.

      Under the second agreement, entered into in 1992, we granted GSK the co-exclusive right to develop vaccines that include MPL adjuvant against several bacterial infections as well as combination vaccines that contain diphtheria, pertussis, tetanus, Haemophilus influenza and polio antigens. In addition to an annual license fee, GSK has agreed to pay us transfer payments for supplies of MPL adjuvant and royalties upon commercial sale of the vaccines.

      Under the third agreement, effective in 1995, we granted GSK rights to use MPL adjuvant in cancer vaccines. The license is non-exclusive, with the option for exclusivity for up to ten specific vaccine antigens. In addition to annual license fees, GSK has agreed to pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of therapeutic or prophylactic cancer vaccines incorporating MPL adjuvant.

      Under the fourth agreement, effective in 1996, we granted GSK rights to use MPL adjuvant in an additional group of vaccines against infectious diseases, including tuberculosis. The license is exclusive for HPV vaccines, co-exclusive for tuberculosis vaccines, and nonexclusive for additional infectious disease vaccines. In addition to annual license fees, GSK has agreed to pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating MPL adjuvant.

      Under the fifth agreement, effective in 1999, GSK has agreed to pay us annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the agreement. GSK will also purchase its clinical and commercial quantities of MPL adjuvant from us and pay royalties on any commercial sales of approved allergy vaccines.

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

      Biomira Inc. In 1990, we entered into a collaboration with Biomira covering the use of one of our formulations of ENHANZYN adjuvant in Biomira’s Theratope vaccines for the potential treatment of breast, lung and gastrointestinal cancers. In 1996, Biomira announced that final Phase II clinical data demonstrated that its Theratope vaccine for metastatic breast cancer provided a median survival of more than 26 months compared to less than 10 months achieved historically with chemotherapy. In June 2003 Biomira announced that its completed Phase III clinical trial for metastatic breast cancer did not meet the two pre-determined statistical endpoints of time to disease progression and overall survival and Biomira has indicated that it intends to discuss plans for moving forward with the regulatory authorities in the second half of 2004. Under our agreement with Biomira, Biomira has agreed to purchase the ENHANZYN adjuvant exclusively from us at an agreed upon transfer price.

      Wyeth. We are also a party to a license agreement and related supply agreement with Wyeth that was amended and restated effective September 28, 2001. Under the amended and restated license agreement we granted Wyeth co-exclusive use of RC-529 adjuvant and MPL adjuvant in certain infectious and autoimmune disease fields and non-exclusive use in one autoimmune disease field. Under the supply agreement, we will provide Wyeth commercial quantities of RC-529 adjuvant and MPL adjuvant for use in any vaccines that Wyeth may develop under the license agreement. Under the agreements, Wyeth has agreed to pay us an annual license fee until a threshold level of earned royalties is met, transfer payments for supplies of RC-529 adjuvant and MPL adjuvant and annual minimum and earned royalty payments when commercial sale of vaccines are made.

      GSK. Effective September 1998, we entered into a collaboration and license agreement with GSK’s wholly owned subsidiary, SmithKlineBeecham plc., along with GSK referred to collectively as GSK. Under the agreement, we granted GSK an exclusive worldwide license to develop, manufacture and sell vaccine products and certain dendritic cell therapy products that incorporate antigens discovered or in-licensed under this corporate partnership. We also granted GSK license rights to develop, manufacture and sell passive immunotherapy products, such as T cell or antibody therapeutics, and therapeutic drug monitoring products in each case that incorporate these antigens. GSK’s rights under the agreement are co-exclusive with us in Japan with respect to tuberculosis.

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

      Under the original agreement, GSK will continue development of an alternative version of the prostate cancer vaccine at its own expense and has agreed to pay us milestones and royalties on potential product sales. Under the original agreement, GSK is also continuing the development of our HER-2/neu vaccine. A proprietary formulation of this vaccine has been manufactured by GSK and is the subject of a Phase I clinical trial.

      In a related, new agreement, we acquired vaccine and antibody development rights to all ovarian cancer antigens, whose discovery resulted from the original agreement, as well as all cancer diagnostic rights and T cell adoptive cancer immunotherapy rights, for all antigens discovered by us in the breast, prostate, colon and ovarian cancer fields.

      In the area of infectious disease, GSK will continue to fund our research and development efforts under the original agreement for the further development of chlamydia and tuberculosis vaccines at least through August 2004.

      Pursuant to the original agreement, GSK purchased 427,807 shares of our common stock at a premium to its fair market value. In addition, under the original agreement, we have an outstanding loan in the principal amount of $5 million, which amount was due on September 1, 2003. At GSK’s option, GSK may elect to receive repayment of this loan in cash or shares of our common stock at a specified premium to the five day average closing price of our common stock for the period immediately preceding September 1, 2003. GSK has not yet made its election regarding the form of repayment and accordingly the $5 million loan remains outstanding.

      To the extent that clinical and commercial milestones in the programs are achieved by GSK under the 1998 agreement or in connection with any program GSK repurchases under the 2003 agreement, GSK is required to pay us additional amounts. The individual amounts of such payments vary, depending on the milestones achieved and the types of product sold. GSK is also required, under the 1998 agreement and in connection with any program GSK repurchases under the 2003 agreement, to pay us future royalty payments on all product sales, which royalties vary depending on the types of products sold.

      Zambon Group and JT. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the former countries of the Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement, we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the 3-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non-small cell lung cancer vaccine. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non-small cell, lung carcinoma vaccine candidate in Japan. Under the terms of our amended agreement with JT, JT will continue to hold an exclusive license to this vaccine candidate for development and commercialization in Japan, and we will hold all rights in North America and in those territories not previously licensed to Zambon. In connection with the restructuring of the JT agreement, we and JT have agreed to pay each other fees, milestones and royalties in the event that development milestones and product sales are achieved.

      Kirin Brewery Company, Ltd. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for a potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we grant Kirin exclusive rights to develop and market vaccine products resulting from our WT1 vaccine candidate in Asia/ Australasia. We and Kirin have agreed to share WT1 vaccine commercialization rights and Kirin has agreed to fund one-half of the research and development costs in North America. We will retain marketing rights for the potential vaccine in Europe. Under the terms of the agreement, Kirin has agreed to co-fund development of our WT1 vaccine candidate and will pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia.

TLR4 Agonists and Antagonists

      DARPA. In June 2001, we entered into a $3.5 million DARPA sponsored program to develop methods of enhancing immune responses to infectious diseases, including agents of biological warfare. The contract will expire in November 2004. In connection with the DARPA sponsored program we are conducting preclinical testing of our proprietary portfolio of synthetic compounds that contain TLR4 agonists, or in some cases, TLR4 antagonists. These drugs act on TLR4 to generate protective immunity to a wide variety of infectious agents. Certain TLRs are present in the upper airways and stimulation of these receptors may induce the immune system to prevent infections of various types, especially those transmitted by inhalation. Our scientists have already demonstrated that administration of some of these potential drugs by the intranasal route is highly efficient at protecting against influenza virus infection in experimental animal models.

      NIAID/ NIH. In December 2003, we entered into an $11.6 million five year contract from the NIAID to develop drug candidates with the potential to generate protective immunity to a wide variety of infectious agents. In connection with the NIAID sponsored program we will be conducting preclinical testing of our proprietary TLR4 targeted compounds. Our existing preclinical research has shown that an experimental nasal spray can suppress infection with influenza virus and another common virus, the respiratory syncitial virus, as well as a number of bacterial organisms that infect the airways. We have shown that a single intranasal dose can provide a window of protection that lasts approximately one week. We hope to develop a new type of vaccine that provides continuous protection within 12-24 hours after the first intranasal dose is delivered (other vaccines can take weeks to months to generate protection).

Other Partnered Programs

      Introgen. In July 1999, we entered into a license agreement with Introgen Therapeutics, Inc., or Introgen, under which we granted Introgen an exclusive license to the MDA-7 gene that induces apoptosis in a diverse group of cancer cells. Introgen’s INGN 241 product candidate, which includes the MDA-7 gene, is undergoing safety and efficacy testing in a Phase I/ II clinical trial to evaluate anti-tumor activity. This trial has demonstrated that in patients with various solid tumors, INGN 241 is well tolerated, produces the desired pharmacologic protein that is in turn biologically active, displays minimal toxicity and can lead to tumor regression.

      IDRI. In December 2003 we granted to IDRI an exclusive worldwide license to Leish-111f, our investigational vaccine for the treatment of various forms of leishmaniasis. Pursuant to a service agreement between us and IDRI, we will complete the Leish 111-f vaccine Phase I clinical trial in the United States that we initiated in January 2003. We currently anticipate that all U.S. Phase I clinical trial activities will be completed in 2004. IDRI will be responsible for all other development and commercialization activities in connection with Leish 111-f vaccine.

Other License Agreements

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

      University of Michigan. In November of 1994 we entered into a commercialization agreement with the University of Michigan pursuant to which the University of Michigan granted us an exclusive, worldwide, royalty-bearing license to technology related to using anti-CD20 antibodies in radioimmunotherapy of Lymphoma.

      In addition, we are party to other exclusive license agreements under which academic institutions grant licenses to us, including the following:

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

Patents and Proprietary Technology

      Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. We try to protect our proprietary positions by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of December 31, 2003, we owned, had licensed or had options to license 202 issued United States patents that expire at various times between July 2004 and June 2022, and had 207 patent applications pending with the United States Patent and Trademark Office.

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

      Biogen Idec Inc., or Biogen Idec, has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. Biogen Idec is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against Biogen Idec alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 14, 2003, the United States District Court, Southern District of California granted Biogen Idec’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. On November 13, 2003 Corixa, GSK and the Regents of the University of Michigan filed a motion for reconsideration with the United States District Court, Southern District of California requesting that the court reconsider it’s October 14, 2003 order. On January 22, 2004, the United States District Court, Southern District of California granted the motion for reconsideration, vacated the October 14, 2003 order and denied Biogen Idec’s motion for summary judgment of inequitable conduct.

      On June 2, 2003, Biogen Idec moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, Biogen Idec also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. On August 11, 2003, the judge denied Biogen Idec’s motion to amend the complaint to include this patent in the originally filed lawsuit or, alternatively, to consolidate the first filed lawsuit with the one filed on June 2, 2003. Subsequently, on December 16, 2003, Biogen Idec filed with the United States District Court, Southern District of California, a notice of voluntary dismissal without prejudice for the June 2, 2003 lawsuit.

      In addition, on February 25, 2003, Biogen Idec filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008, which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells.

      On March 1, 2004 we announced that we and GSK have reached a settlement with Biogen Idec regarding all outstanding patent litigation between us and Biogen Idec. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until the expiration of all BEXXAR therapeutic regimen patents that were the subject of the litigation. We and GSK will also enter into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit.

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

      We attempt to protect our trademarks by filing for United States and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not allow for protection of our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. Our trademark, MPL adjuvant is currently the subject of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for MPL adjuvant in Europe.

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

Competition

      The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent cancers and infectious diseases, including the following:

•	pharmaceutical companies;

•	biotechnology companies;

•	academic institutions; and

•	other research organizations.

      Moreover, technology controlled by third parties that may be advantageous to our business may be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all.

      Biogen Idec’s product, Zevalin, received FDA approval for commercial sale in the United States in February 2002. Zevalin has been approved for the treatment of NHL, the indication for which we obtained approval to sell BEXXAR therapeutic regimen on June 30, 2003 in the United States. In addition, in January

2004, the Committee for Proprietary Medicinal Products, a scientific committee that reviews drug product applications for the European Union, approved the commercial sale of Zevalin in Europe. Consequently, Biogen Idec could have a significant advantage over us and GSK in sales and marketing of products for the treatment of NHL in the United States and the European Union.

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

Manufacturing

      We have manufactured pharmaceutical-grade product to supply some of our previous and ongoing clinical trials. In addition, we have manufactured preclinical and clinical supplies of adjuvants and protein for our corporate partners, for government agencies and for numerous academic researchers. We believe that our existing facilities will be sufficient to accommodate manufacturing of initial production quantities of selected product candidates. Should we require additional capacity in the future, we have space to expand our manufacturing facility in Hamilton, Montana. We have no immediate plans to manufacture any radioimmunotherapeutic products in-house.

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

      We intend to use contract manufacturers for most of the preclinical and clinical requirements for BEXXAR therapeutic regimen and for all of our commercial needs with respect to BEXXAR therapeutic regimen. Our collaboration agreement with GSK provides for GSK participation in the planning, management and funding of manufacturing development. We have entered into an agreement with Boehringer Ingelheim Pharma KG, or BI Pharma KG, to produce Tositumomab, a key component for BEXXAR therapeutic regimen, for use in ongoing clinical trials and to meet commercial requirements, as well as provide for fill, finish and packaging services. We have committed to minimum annual order quantities of Tositumomab from BI Pharma KG. The minimum annual order for 2004 is approximately $2.9 million. BI Pharma KG has limited experience producing, labeling and packaging Tositumomab, and they may be unable to produce our requirement in commercial quantities or with acceptable quality. We have entered into an agreement with MDS Nordion, Inc., or Nordion, for radiolabeling the Tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility.

      Production of BEXXAR therapeutic regimen consists of (i) producing bulk Tositumomab by BI Pharma KG, (ii) filling and labeling of individual product vials with Tositumomab by another third-party supplier or BI Pharma KG, and (iii) radiolabeling of Tositumomab at Nordion. Although we plan to develop additional suppliers for these services, we expect to rely on our current suppliers for all or a significant portion of our requirements for BEXXAR therapeutic regimen for the foreseeable future. We are aware of only a limited number of manufacturers capable of producing Tositumomab in commercial quantities or radiolabeling the antibody with the (131)I radioisotope on a commercial scale. Establishing and qualifying a new facility to centrally radiolabel antibodies could take three years or longer and could involve significant expense. Radiolabeled antibody cannot be stockpiled against future shortages due to the 8-day half-life of the (131)I radioisotope. Accordingly, any change in our existing or planned contractual relationships with, or interruption in supply from, our producer of unlabeled antibody or our radiolabeler would harm our ability to complete our ongoing clinical trials and to market BEXXAR therapeutic regimen.

Marketing and Distribution

      Following the approval of BEXXAR therapeutic regimen in June of 2003, we began to build our direct sales force for BEXXAR therapeutic regimen and anticipate having such sales force in place by the middle of 2004. Our ability to market and sell BEXXAR therapeutic regimen will be contingent on recruiting, training and deploying the necessary sales force, as well as performance by GSK under our BEXXAR therapeutic regimen collaboration agreement. The unique properties of BEXXAR therapeutic regimen require tightly controlled distribution of the product. Due to its radioactive component, BEXXAR therapeutic regimen is shipped in shielded containers and must arrive at its destination within 24 to 48 hours of production. BEXXAR therapeutic regimen must also be temperature controlled during shipment. We rely on many third-party suppliers to process orders and to package, store and ship BEXXAR therapeutic regimen. We are working with suppliers to minimize risk and loss of inventory and provide efficient service to customers. These third party suppliers may be unable to handle BEXXAR therapeutic regimen in a manner that will minimize loss of or damage to inventory. We have entered into a contract for storing and shipping of BEXXAR therapeutic regimen in the United States. We may negotiate other contracts for handling of BEXXAR therapeutic regimen before it is delivered to the customer. We may be unable to maintain or establish relationships with third parties or build in-house distribution capabilities requirements for North America.

      Under the terms of our May 2003 agreement with GSK Canada, GSK Canada is responsible for registration and, in the event of product approval, marketing and sales of BEXXAR therapeutic regimen in Canada. We are responsible for the manufacture and supply of BEXXAR therapeutic regimen to GSK Canada for the Canadian market.

      We and Amersham Health have agreed to register BEXXAR therapeutic regimen in Europe for the treatment of certain types of NHL and we have agreed that Amersham Health will market BEXXAR therapeutic regimen in Europe. We will be responsible for generation of clinical trial data to support registration in Europe. Amersham Health will be responsible for manufacture and sale of BEXXAR therapeutic regimen in Europe. BEXXAR therapeutic regimen will be registered under a different trade name in Europe. We may be unable to attain market approval in Europe. Following potential European approval, we may be unable to maintain or establish relationships with third parties to effectively commercialize BEXXAR therapeutic regimen in Europe.

Employees

      As of December 31, 2003, we had 334 employees, 53 of whom hold degrees at the doctorate level. Of these employees, 187 are engaged in, or directly support research and development activities, 51 are in production, and 96 are in administration and business positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 2.	Properties

      We conduct operations at three sites. Our headquarters are in Seattle, Washington, where we lease approximately 96,000 square feet of laboratory, discovery, research and development, manufacturing and general administration space. In South San Francisco, California, we maintain an additional 151,000 square feet of laboratory, research and development, and general administration space. We currently utilize approximately 26,000 square feet of our South San Francisco facility for our operations, and, during 2003 we subleased approximately 125,000 square feet of our South San Francisco facility. In addition, we own a 35-acre complex near Hamilton, Montana which includes a 60,000 square foot building containing laboratory, pilot plant, commercial manufacturing, marketing and administrative facilities. The lease for the Seattle facility expires in January 2005, with an option to renew for two additional 5-year periods. The lease for the South San Francisco facility expires in 2010, with an option to renew for two additional 5-year periods. We believe our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

      On October 15, 2002, we entered into a lease agreement with Life Sciences Building, LLC to house our future headquarters at the Ninth and Stewart Lifesciences Building in Seattle, Washington. The lease provides us with approximately 138,000 square feet of office and laboratory space. The lease will commence on November 1, 2004 if certain improvements to the building are substantially completed and the term of the lease is 15 years. In January 2003 we guaranteed a portion of our obligations under the lease in the form of a letter of credit in the amount of approximately $4.5 million.

      On December 22, 2003, we and BN Builders, Inc., or BN Builders, entered into a standard form of agreement between owner and contractor pursuant to which BN Builders will construct the tenant improvements at our future headquarters located at the Ninth and Stewart Lifesciences Building in Seattle, Washington. The guaranteed maximum cost to us for the improvements to be completed under the agreement is approximately $17.5 million, including construction costs and contractor fees. Subject to adjustment under certain circumstances, the agreement requires BN Builders to achieve substantial completion of the tenant improvements by July 16, 2004.

Item 3.	Legal Proceedings

      Biogen Idec has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declara-

tory judgment of invalidity of these patents. Biogen Idec is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against Biogen Idec alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 14, 2003, the United States District Court, Southern District of California granted Biogen Idec’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. On November 13, 2003 Corixa, GSK and the Regents of the University of Michigan filed a motion for reconsideration with the United States District Court, Southern District of California requesting that the court reconsider it’s October 14, 2003 order. On January 22, 2004, the United States District Court, Southern District of California granted the motion for reconsideration, vacated the October 14, 2003 order and denied Biogen Idec’s motion for summary judgment of inequitable conduct.

      On June 2, 2003, Biogen Idec moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, Biogen Idec also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. On August 11, 2003, the judge denied Biogen Idec’s motion to amend the complaint to include this patent in the originally filed lawsuit or, alternatively, to consolidate the first filed lawsuit with the one filed on June 2, 2003. Subsequently, on December 16, 2003, Biogen Idec filed with the United States District Court, Southern District of California, a notice of voluntary dismissal without prejudice for the June 2, 2003 lawsuit.

      In addition, on February 25, 2003, Biogen Idec filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008, which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells.

      On March 1, 2004 we announced that we and GSK have reached a settlement with Biogen Idec regarding all outstanding patent litigation between us and Biogen Idec. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until the expiration of all BEXXAR therapeutic regimen patents that were the subject of the litigation. We and GSK will also enter into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price range of common stock

      Our common stock has been quoted on Nasdaq under the symbol “CRXA” since our initial public offering in October 1997. Prior to this date our common stock did not trade publicly.

      The following table shows our high and low sales prices of our common stock as quoted on Nasdaq for each of the quarters indicated.

	High	Low

2002
First Quarter	$16.00	$5.38
Second Quarter	7.19	4.48
Third Quarter	6.98	5.25
Fourth Quarter	9.23	6.03
2003
First Quarter	6.92	5.16
Second Quarter	8.92	6.40
Third Quarter	9.89	6.69
Fourth Quarter	9.00	5.22

      As of March 3, 2004 we had 1,638 holders of record of our common stock.

Dividend Policy

      We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,467,752	$11.19	2,967,610
Equity compensation plans not approved by security holders	—	—	—

Total	10,467,752	$11.19	2,967,610

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Collaborative agreements	$48,307	$46,134	$55,128	$34,643	$25,035
Government grants	2,403	2,604	2,937	2,331	1,463

Total revenue	50,710	48,738	58,065	36,974	26,498
Operating expenses:
Research and development	95,556	99,722	139,873	61,945	41,962
Sales, general and administrative	21,697	18,400	22,650	6,702	3,743
Intangible amortization	439	439	56,084	4,457	587
Impairment of lease-related assets(1)	18,491	—	—	—	—
Acquired in-process research and Development(2)	—	—	—	629,700	37,637
Goodwill impairment(3)	—	161,060	—	—	—

Total operating expenses	136,183	279,621	218,607	702,804	83,929

Loss from operations	(85,473)	(230,883)	(160,542)	(665,830)	(57,431)
Interest and other income, net	1,554	23,484	12,505	4,999	2,673

Loss before cumulative effect of change in accounting principle	(83,919)	(207,399)	(148,037)	(660,831)	(54,758)
Cumulative effect of change in accounting principle	—	—	—	(6,338)	—

Net loss	(83,919)	(207,399)	(148,037)	(667,169)	(54,758)
Preferred stock dividend	(948)	(767)	(1,730)	(9,887)	(6,008)

Net loss applicable to common stockholders	$(84,867)	$(208,166)	$(149,767)	$(677,056)	$(60,766)
Basic and diluted loss per share before cumulative effect of change in accounting principle(4)	$(1.60)	$(4.67)	$(3.66)	$(32.00)	$(3.91)
Cumulative effect of change in accounting principle per share	—	—	—	(0.30)	—

Basic and diluted net loss per common share(5)	$(1.60)	$(4.67)	$(3.66)	$(32.30)	$(3.91)
Shares used in computation of basic and diluted net loss per common share	52,981	44,611	40,961	20,961	15,528

Pro forma amounts assuming the accounting change is applied retroactively(4):
Net loss					$(54,042)

Net loss per common share					$(3.48)

Net loss applicable to common stockholders, as if FAS 141 and 142 had been adopted at the beginning of January 1, 2000 (See Note 6 below)			$(94,122)	$(673,039)

Basic and diluted net loss per share as adjusted			$(2.30)	$(32.11)

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the 2003 lease-related asset impairment charge.

(2)	The $629.7 million reflects the amount of allocated in-process research and development, or IPR&D, that we acquired in the 2000 Coulter acquisition and the $37.6 million reflects the amount of IPR&D that we acquired in the 1999 Ribi ImmunoChem Research, Inc. and Anergen, Inc. acquisitions.

(3)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the 2002 goodwill impairment charge.

(4)	Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees based on the guidance provided in SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” See Note 1 of Notes to Consolidated Financial Statements.

(5)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of the number of shares and the method used to calculate basic and diluted net loss per share.

(6)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” See Note 1 of Notes to Consolidated Financial Statements.

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$191,985	$116,757	$118,723	$194,738	$45,553
Working capital	107,519	55,792	41,824	144,504	20,919
Total assets	250,566	196,106	367,382	504,334	92,480
Long-term obligations, less current portion	108,138	6,920	27,657	33,422	11,426
Redeemable common stock	—	—	2,000	2,000	2,000
Accumulated deficit	(1,194,560)	(1,110,641)	(903,242)	(755,205)	(88,036)
Total stockholders’ equity	80,956	128,392	281,765	404,575	58,781

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

Summary of Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact us in the future, actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue

      Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Generally, our collaborative agreements include a research and development phase that spans a specified time period. However, in certain cases the collaborative agreement specifies a research and development phase which culminates with the completion of a development work-plan but does not have a fixed date and requires us to estimate the time period over which the work plan will be performed and therefore, the period over which revenue should be recognized. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering experience with similar projects, level of effort and stage of development. If our estimate of the research and development time period increases the amount of revenue we recognize related to up-front license and technology access fees for a given period would decrease.

Asset Impairment

      On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we performed a transitional impairment test on our recorded intangible assets that consisted primarily of acquisition related goodwill and lease intangibles. We also performed a subsequent interim impairment test on March 13, 2002, due to the presence of impairment indicators as described in Note 1 to the Consolidated Financial Statements. This impairment test involved a two-step approach. Step one required estimating the fair value of the company and comparing it to the carrying value of recorded and unrecorded assets. Since the carrying value of the recorded and unrecorded assets exceeded the estimated fair value, we performed the second step that required allocating the fair value to all of our assets and liabilities, including unrecorded intangibles, to determine the deemed fair value, if any, of goodwill. Both steps required us to make significant assumptions and estimates, including determining our fair value and the fair value of our assets and liabilities. In addition, this process required us to estimate future cash flows from our research and development projects in process and the applicable discount rates. We engaged an independent third-party valuation specialist to assist us in our impairment analysis. The analysis resulted in a $161.1 million goodwill impairment charge in the first quarter of 2002, which represented the write-off of all goodwill existing as of the date of the test. In the event that future acquisitions result in goodwill, we will be required to perform this test on at least an annual basis.

      In the second and third quarters of 2003 we subleased approximately 117,000 square feet of our leased facilities in South San Francisco. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the intangible asset acquired lease, related leasehold improvements and furniture and fixtures. Because the carrying value exceeded the fair value, we recognized an impairment charge of $12.6 million and a $5.9 million in the second and third quarters of 2003, respectively, related to these assets.

Commitments and Contingencies

      We are involved in certain legal proceedings as discussed in Note 12 to the Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have not accrued for any legal contingencies, as the probable outcomes of the cases are not known.

Overview

      We are a developer of innovative immunotherapeutic products designed to affect the immune system and treat debilitating and life-threatening conditions caused by cancer and infectious disease.

      Originally founded to pursue development of leading, proprietary antigen discovery technology, we are emerging as a product development company with multiple product candidates, many in late-stage human clinical trials. We are driven by an aggressive commercialization strategy that we believe will give us an opportunity for sustained and consistent commercial success. Our development efforts are focused on core areas of immunotherapy expertise, including monoclonal antibodies, vaccines and adjuvants, and small molecules called TLR4 agonists and antagonists that stimulate innate immunity.

      In June, 2003 we received approval from the FDA of BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. We and GSK are co-

promoting BEXXAR therapeutic regimen in the United States, with each company contributing to the commercialization efforts and both companies sharing profits and losses equally.

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

      For the years ended December 31, 2003, 2002 and 2001, approximately 95%, of our revenue resulted from collaborative agreements, and approximately 5% of our revenue resulted from funds awarded through government grants. As of December 31, 2003, we had total stockholders’ equity of $81.0 million.

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

In January 2003, we and GSK entered into new agreements to further advance the development of multiple solid tumor vaccines. Following expiration of the funded research period for the cancer fields under the original agreement, one of the new agreements extends our and GSK’s collaborative efforts into vaccine development and potential proof-of-principle clinical trials. Under the terms of this new agreement, GSK granted us a worldwide, exclusive license to develop a vaccine candidate for prostate cancer and a vaccine candidate for breast cancer. As a part of this agreement, GSK retains the option to buy-back exclusive worldwide rights for either or both vaccine candidates following the completion of proof-of-principle clinical trials. If GSK exercises its buy-back rights, we have the option of participating in further development, up to and including a sharing of promotion rights in the United States. The buy-back price will be based on our research costs incurred under this new agreement, plus a premium of 25% and up to an additional $3.0 million depending on the stage of development at the time GSK exercises its buy-back option. In the event GSK does not exercise its buy-back option, we will be free to develop the vaccines alone or with other partners and have agreed to pay GSK success-based milestones and royalties in the event of product sales. Under our new agreement, we will be responsible for providing resources and development funding of up to $32 million to complete proof-of-principle clinical studies over a period of time in excess of five years. This funding will be used to pay for GMP grade material, production and clinical trials for prostate and breast cancer vaccine development efforts.

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

We have a collaboration agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which was approved in June, 2003 by the FDA for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the agreement, as amended in April 2000, GSK’s territory was reduced to the United States and, upon regulatory approval of BEXXAR therapeutic regimen, GSK paid us a milestone payment. Under the terms of the agreement, both companies contribute to the commercialization efforts of BEXXAR therapeutic regimen in the United States and share profits and losses from GSK’s sales of BEXXAR therapeutic regimen equally. We recognize the costs we incur associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a quarterly calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the quarterly joint profit or loss calculation results in a reimbursement to Corixa, we record that amount as revenue. If the quarterly joint profit or loss calculation results in a payment by Corixa, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in sales, general and administrative expenses. For the year ended December 31, 2003 our actual commercial costs related to BEXXAR therapeutic regimen and the payment resulting from the joint profit or loss calculation are included in sales, general and administrative expenses. BEXXAR sales were $1.2 million in 2003.

Under the agreement, GSK provided us with a $15 million credit line that was fully drawn by Coulter in December 2000 (terms and conditions of the credit line are discussed further in Footnote 2 in the Notes to the Consolidated Financial Statements) and which we may choose to repay in cash or in shares of our common stock on or prior to the October 3, 2004 maturity date. Under the terms of the agreement, GSK has agreed to reimburse us for certain clinical and manufacturing development costs and pay us for the achievement of certain defined clinical development, regulatory and sales milestones. In 2003, we recognized revenue of $5.2 million for the reimbursement of clinical and other development costs from GSK.

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

We have an outstanding loan from GSK in the principal amount of $5 million, which amount was due on September 1, 2003. At GSK’s option, GSK may choose to receive repayment of this loan in cash or shares of our common stock at a specified premium to the five day average closing price of our common stock for the period immediately preceding September 1, 2003. GSK has not yet made its election regarding the form of repayment and accordingly the $5 million loan remains outstanding.

Amounts receivable from GSK at December 31, 2003 and 2002 were $4.1 and $6.2 million, respectively. For the years ended December 31, 2003, 2002 and 2001, approximately 49%, 47% and 49% of our revenue resulted from collaborative agreements with GSK.

•	Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health has agreed to market BEXXAR therapeutic regimen in Europe. We and Amersham Health will cooperate to register BEXXAR therapeutic regimen in Europe. We will initially be the holder of the MAA for BEXXAR therapeutic regimen in Europe, and after certain conditions have been met, including approval for commercial sale in Europe, we will transfer the MAA to Amersham Health. We will be responsible for generating clinical trial data to support the registration of BEXXAR therapeutic regimen in Europe and Amersham Health will be responsible for the manufacture and sale of BEXXAR therapeutic regimen in Europe. Under the terms of a stock purchase agreement with Amersham Health, we had the option to sell up to a total of $15 million of shares of our common stock to Amersham Health. Upon execution of the agreement Amersham Health purchased 271,343 shares of our common stock for approximately $5 million at a price of $18.43 per share, which represented a forty percent premium of approximately $1.4 million to the then current market value of our common stock. The premium has been accounted for as a nonrefundable up-front license payment and was deferred and is being recognized as revenue ratably over the term of the agreement, consistent with our revenue recognition policy. Following our partial option exercises in October 2001 and December 2002, on May 14, 2003, we completed the exercise of our option to sell up to $15 million of shares of our common stock to Amersham Health when we sold 721,814 shares of our common stock to Amersham Health at a price per share of $6.927 for a total purchase price of approximately $5 million. In addition, Amersham Health has agreed to pay us milestone payments upon regulatory approval in Europe as well as milestone payments based on achievement of certain sales volume targets. Amersham Health has also agreed to pay us royalties on all future product sales in Europe. Amersham Health has the right to terminate our agreement for our material breach, insolvency, after October 2004 or if commercialization of BEXXAR therapeutic regimen in Europe is blocked because another product is or if the EMEA does not validate our MAA because the EMEA determines that the MAA is not sufficient.

•	Wyeth. We have license and supply agreements with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious and autoimmune disease fields that Wyeth is developing. These agreements grant Wyeth exclusive, co-exclusive and non-exclusive license rights depending on the disease field. Under the terms of the agreements, Wyeth pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue related to our agreements with Wyeth of $2.5 million, $2.0 million and $906,000 in 2003, 2002 and 2001, respectively.

•	Zambon Group and JT. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the 3-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non-small cell lung cancer vaccine. In December 2002, we recorded a milestone payment of $1.0 million from Zambon in connection with the filing of our IND for a lung cancer vaccine candidate in the United States. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program, in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non-small

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

•	Kirin. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we granted Kirin exclusive rights to develop and market vaccine products resulting from our WT1 vaccine candidate in Asia/ Australasia. We and Kirin have agreed to share WT1 vaccine commercialization rights and Kirin has agreed to fund one-half of the research and development costs in North America. We will retain marketing rights for the potential vaccine in Europe. Upon effectiveness of the agreement, Kirin paid us $3 million in up-front license fees, which is being recognized as revenue over the estimated research and development term. Under the terms of the agreement, Kirin has agreed to co-fund development of WT1 vaccine candidate and pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia. In connection with this agreement, we recognized revenue of $2.3 million in 2003.

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

•	Medicis and Zenyaku Kogyo. In August 2000, we entered into a multiyear development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVAC™ treatment, with Medicis. Under the agreement we provide Medicis exclusive rights to PVAC treatment in the United States and Canada. Medicis made a nonrefundable payment of $17 million upon effectiveness of the agreement.

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

In December 2003 we announced that we have discontinued development of PVAC treatment due to phase II trial results that confirmed PVAC therapy failed to provide a statistically significant benefit versus placebo. We also terminated our license agreement with Medicis. In connection with the termination of the license agreement, Medicis has no additional funding obligations. As a result of discontinuing development of PVAC treatment, we recognized $5 million of revenue and $2.5 million of expense that was previously deferred and was related to the initial Medicis payment received in 2000.

      As of December 31, 2003, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of acquired IPR&D costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $18.5 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. As noted above, the funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program costs in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

Revenue

      Our revenue was $50.7 million for 2003, $48.7 million in 2002 and $58.1 million in 2001. The 2003 increase compared with 2002 is primarily due to revenue received from our collaborative agreements with GSK, the majority of which results from milestone revenue received under our agreement for BEXXAR therapeutic regimen, revenue which had previously been deferred from our collaboration with Medicis of $5.0 million as a result of discontinuing development of PVAC in December 2003 and increased revenue of $2.3 million related to our WT-1 cancer vaccine agreement with Kirin. These increases were partially offset by the anticipated expiration of the funded research phases of certain of our collaborative agreements, including decreases of $6.9 million related to our vaccine development agreement with GSK, $4.0 million related to our lung cancer vaccine partnership with JT, $1.9 million related to our lung cancer vaccine partnership with Zambon, $1.4 million related to our therapeutic antibody agreement with Purdue Pharma. In addition, reimbursement revenue from our collaborative agreement for BEXXAR therapeutic regimen with GSK decreased $1.7 million and revenue from our collaborative agreement with Beaufour Ipsen related to our proprietary ANERGIX vaccine platform decreased approximately $1.0 million.

      The 2002 decrease compared with 2001 was primarily due to payments received in 2001, including a milestone payment for the achievement of certain clinical trial related milestones in connection with BEXXAR therapeutic regimen from our collaborative agreement with GSK, $2.3 million from our ex-vivo agreement with IDRI and $2.0 million related to the expiration of the research phase of our vaccine development collaborative agreement with GSK. These decreases were partially offset by increased revenue of approximately $2.7 million from our collaborative agreement with Beaufour Ipsen related to our proprietary ANERGIX vaccine platform. Revenue in 2002 included a milestone payment of $1 million from Zambon for the filing of our IND for a lung cancer vaccine in the United States.

      Revenue under government grants and contracts was $2.4 million in 2003, $2.6 million in 2002 and $2.9 million in 2001.

      We expect revenue to fluctuate in the future depending on our ability to enter into new collaboration agreements, timing and amounts of payments under our existing collaboration agreements and our ability to commercialize our potential products.

Expenses

Research and Development Expenses

      Our research and development expenses were $95.6 million for 2003, $99.7 million in 2002 and $139.9 million in 2001. The 2003 decrease as compared with 2002 is due primarily to reduced early stage research and development expense of $7.2 million as we focus on programs with the highest chance of near term commercial success, a reduction in deferred compensation expense of $1.2 million related to options assumed in the Coulter acquisition and a reduction in South San Francisco facilities expense of $1.0 million due to buildings that we subleased in 2003. These decreases were partially offset by an increase in BEXXAR therapeutic regiment production cost of $4.9 million and $2.5 million resulting from fees paid to Genesis Research and Development Corporation, Ltd., or Genesis, that were previously deferred and amortized over the estimated development period prior to discontinuing development of PVAC in December 2003 and $1.7 million resulting from manufacturing development activities associated with our adjuvants and TLR4 product candidates.

      The 2002 decrease compared with 2001 was due primarily to a reduction in deferred compensation expense of $11.9 million related to options assumed in the Coulter acquisition, a reduction in the purchase of third-party manufactured materials of $8 million, payroll and personnel expenses of $8.2 million related to our workforce reduction in South San Francisco, and a decrease in clinical development activity of $5.8 million, offset by an increase of $3.9 million in facility expenses due in part to additional leased space in South San Francisco. We intend to offset South San Francisco facilities cost through subleases in the future. We expect research and development expenses to increase or remain stable in the future as we continue to pursue our clinical and preclinical activities.

      Our research and development activities can be divided into research and preclinical programs and clinical development programs to treat cancer and infectious disease. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in millions):

	2003	2002	2001

Research and preclinical programs	$39.5	$45.0	$74.3
Clinical development programs	56.1	54.7	65.6

Total research and development	$95.6	$99.7	$139.9

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

      We recorded deferred compensation of $29.2 million associated with the Coulter acquisition in 2000, which represents the intrinsic value of the unearned options of Coulter employees existing at the date of acquisition. Deferred compensation is being amortized on a graded vesting method over the remaining vesting period of the options, generally four years. We amortized $188,000, $1.3 million and $13.2 million of deferred compensation to research and development expense in 2003, 2002 and 2001, respectively. We expect deferred compensation expense to decrease in 2004 and future years due to employee attrition and the declining impact from using the graded vesting approach for calculating deferred compensation expense.

Sales, General and Administrative Expenses

      Our sales, general and administrative expenses were $21.7 million for 2003, $18.4 million in 2002 and $22.7 million in 2001. The increase in 2003 as compared with 2002 is primarily due to the cost associated with the commercialization of BEXXAR therapeutic regimen and legal fees related to our patent infringement litigation with Biogen Idec.

      The decrease in 2002 as compared with 2001 was due primarily to reduced marketing and sales expenses of $1.7 million related to our workforce reduction in South San Francisco and a reduction in deferred compensation expense of $1.3 million related to options assumed in the Coulter merger. These decreases were partially offset by an increase in 2002 in facility expenses of $730,000 due in part to additional leased space in South San Francisco. We expect sales, general and administrative expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities.

Intangible Amortization and Goodwill Impairment

      Our intangible amortization expense was $439,000 for 2003 and 2002 compared to $56.1 million for 2001. Effective January 1, 2002, we adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test, or more frequently if impairment indicators arise. We will continue to amortize separable intangible assets that are not deemed to have indefinite useful lives. As such, we will continue to amortize the remaining acquired lease and adjuvant know-how over their useful lives.

      On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapeutic regimen. In the complete review letter, the FDA stated that additional clinical studies would be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapeutic regimen.

      Upon announcement on March 13, 2002 of the receipt of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, this decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two step approach. Under step one of the test we compared our estimated fair value based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded our fair value, we performed step-two of the test which involved allocating our fair value (the reporting unit) to all of our assets and liabilities to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that the entire balance of goodwill was impaired and accordingly we recognized a $161.1 million goodwill impairment charge in the first quarter of 2002.

Interest Income

      Our interest income decreased to $3.4 million for 2003, from $4.3 million in 2002 and from $9.3 million in 2001. The decrease in 2003 as compared with 2002 is due primarily to lower yields on our investments in 2003. We expect interest income to be higher in future periods due to higher cash balances resulting from financing transactions completed in June 2003.

Interest Expense

      Our interest expense was $4.4 million in 2003 as compared with $2.3 million for each of the years ended December 31, 2002 and 2001. The increase in 2003 as compared with 2002 was primarily attributable to higher loan balances primarily due to the issuance of $100 million of convertible notes in June 2003. Outstanding debt at December 31, 2003, 2002 and 2001 was $133.8 million, $32.1 million and $33.4 million, respectively.

Other Income

      Our other income was $2.5 million for 2003 compared with $21.5 million in 2002 and $5.5 million in 2001. The decrease in 2003 as compared to 2002 is due primarily to the sale of specific preclinical assets and other equipment to Medarex in the second quarter of 2002 which resulted in other income of $22.0 million. Other income in 2003 includes a $2.5 million gain from additional consideration received from our 2002 asset sale to Medarex. Other income for 2001 included a gain of $4.5 million on the sale of our investment in Abgenix.

Cumulative Effect of Change in Accounting Principle

      Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees based on the guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” to recognize such fees over the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. The $6.3 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining term of the research and development collaboration agreements. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $3.9 million, or $0.19 per share, comprised of the $6.3 million cumulative effect of the change as described above ($0.30 per share) less $2.4 million of the deferred revenue related to the cumulative effect adjustment that was recognized as revenue during the year ($0.11 per share). Revenue includes $1.5 million for 2002 and $2.4 million for 2001 that was previously recognized and included in the cumulative effect adjustment.

Liquidity and Capital Resources

      We have financed our operations primarily through funding from collaborative agreements and the issuance of equity and debt instruments. For the previous three years, we have received cash of approximately $159.6 million from collaborative research agreements and grants, approximately $96.3 million from the sale of convertible subordinated notes, approximately $28.4 million from the sale of 3.7 million newly issued shares of our common stock and 669,435 five-year warrants to purchase common stock in a private placement to select institutional and other accredited investors, approximately $42.8 million from the sale of 7.3 million newly issued shares of our common stock and 1.2 million five-year warrants to purchase our common stock in a private placement to select institutional and other accredited investors, $21 million from the sale of preclinical assets to Medarex, $17.9 million from bank loans, approximately $15 million from the issuance of common stock under a collaborative agreement with Amersham Health and $5.1 million from the issuance of common stock under our equity line facility with CMI. During 2003, 2002 and 2001 we received total research and development funding of $18.6 million under our vaccine discovery collaboration with GSK.

      As of December 31, 2003, future funding available under terms of our existing agreements is approximately $42.3 million excluding milestone payments, which are contingent upon the success of the research. As of December 31, 2003, we had approximately $192.0 million in cash, cash equivalents and securities available-for-sale.

      The following are contractual commitments at December 31, 2003 associated with debt obligations, lease obligations and credit lines (in thousands):

	Payments Due by Period

Contractual Commitment	Total	1 year	2-3 years	4-5 Years	Thereafter

Long-term obligations	$133,795	$25,657	$5,342	$102,796	$—
Operating leases	119,850	10,134	19,636	18,432	71,648
BI Pharma	2,926	2,926	—	—	—

Total contractual commitments	$256,571	$38,717	$24,978	$121,228	$71,648

      Included in short-term obligations is a $15 million line of credit that has been fully drawn and at our option may be paid in cash or in shares of our common stock on or prior to the October 2004 maturity date.

      We are responsible for providing resources and development funding of up to $32 million over a period in excess of five years related to a collaborative agreement with GSK. The funding will consist of our personnel and external costs associated with preclinical and clinical development activities.

      We are also required to pay dividends on our preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.

      In June 2003, we sold $100 million of 4.25% convertible subordinated notes due in 2008 to a qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are convertible into our common stock at a conversion price of $9.175 subject to adjustment in certain circumstances. We will pay interest on the notes on January 1 and July 1 of each year, beginning on January 1, 2004. The notes mature on July 1, 2008.

      During 2003, we used $53.6 million of cash in our operations, compared with $45.0 million in 2002 and $65.8 million in 2001. The increase in cash used in operations in 2003 as compared to 2002 is due primarily to the cost associated with the commercialization of BEXXAR therapeutic regimen. Our investing activities used cash of $91.8 million in 2003, compared with cash provided of $9.5 million in 2002 and cash provided of $50.1 million in 2001. The increase in cash used by investing activities in 2003 was primarily due to the purchase of available-for-sale-securities. Our financing activities provided cash of $134.9 million in 2003 as compared to $49.5 million in 2002 and $1.9 million in 2001. The increase in 2003 of cash received from financing activities was due primarily to the net proceeds of approximately $96.3 million from our sale of 4.25% convertible subordinated notes.

      For 2003, 2002 and 2001, we invested $6.7 million, $6.3 million and $18.1 million, respectively, in property and equipment.

      We believe that our existing capital resources, together with committed payments under our existing corporate partnerships, bank credit agreements, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, we intend to seek additional corporate partnerships, and also may seek additional funding through

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

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. This Standard does not currently have any impact on our consolidated results of operations, financial position or disclosure.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN No. 46. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an interpretation of ARB 51 (revised December 2003),” or FIN No. 46R, which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. We are now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on our financial statements or results of operations.

      Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting by a vendor for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.

      The adoption of this Interpretation did not have a material impact on our consolidated results of operations, financial position or disclosure for the year-ended December 31, 2003. EIFT Issue 00-21 was effective for us beginning July 1, 2003.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146. SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. We accounted for our November 2003 restructuring, as discussed in Note 11, in accordance with SFAS No. 146.

Subsequent Events

      On March 1, 2004 we announced that we and GSK have reached a settlement with Biogen Idec regarding all outstanding patent litigation between us and Biogen Idec. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until the expiration of all BEXXAR therapeutic regimen patents that were the subject of the litigation. We and GSK will also enter into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit.

      On March 4, 2004 NDC New Markets Investments IV, L.P., or NDC, of which Wells Fargo Community Development Corporation is a limited partner, pursuant to a promissory note and credit agreement provided a loan of approximately $14.6 million to us to support our construction costs at the Ninth and Stewart Lifesciences Building in Seattle. The term of the loan is seven years, during which we pay interest only with a balloon principal payment on March 1, 2011. The note bears interest at LIBOR plus 0.8%. NDC will forgive a portion of the loan if we are in compliance the terms and conditions of the note and the credit agreement. Pursuant to a security agreement, the loan from NDC is fully secured by cash and cash equivalents.

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

      At December 31, 2003, we had long-term obligations outstanding of approximately $108.1 million. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

		Estimated	Fair Value	Hypothetical
		Hypothetical	After	Percentage
		Change in	Hypothetical	Decrease in
	Fair Value at	Interest Rate	Change in	Stockholders’
	December 31, 2003	(bp = basis points)	Interest Rate	Equity

		(In thousands)
Assets:
U.S. government agencies and corporate obligations	$155,095	100 bp decrease	$157,917	*
		100 bp increase	152,354	*
		200 bp increase	149,691	1.9%
		300 bp increase	147,117	2.8%
Liabilities:
Long-term obligations	$108,138	100 bp decrease	$112,124	*
		100 bp increase	104,331	*
		200 bp increase	100,695	*
		300 bp increase	97,221	*

*	Less than 1%

Important Factors That May Affect Our Businesses, Our Results of Operations and Our Stock Price.

Acceptance of BEXXAR therapeutic regimen in the marketplace is uncertain and failure to achieve market acceptance will limit our potential co-promotion revenue from sales of BEXXAR therapeutic regimen.

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

      The affordability to patients and customers of BEXXAR therapeutic regimen depends substantially on whether government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other healthcare funders will reimburse most of the cost of the product to our customers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products like BEXXAR therapeutic regimen because third-party payors have very little experience upon which to model pricing and reimbursement decisions. Although we have received notification from several major third-party payors that they plan to reimburse our customers for BEXXAR therapeutic regimen, including the Center for Medicare and Medicaid Services, which has published reimbursement codes specific to BEXXAR therapeutic regimen, in most cases we still do not know the degree to which such third-party payors will reimburse the cost of BEXXAR therapeutic regimen.

      In addition, federal and state governments in the United States, as well as foreign governments, continue to propose and pass new legislation designed to contain or reduce the costs of healthcare. Government cost-control initiatives could decrease the reimbursement for BEXXAR therapeutic regimen. For example, the U.S. Medicare program recently announced that it is considering whether to cut reimbursement for certain off-label uses for BEXXAR therapeutic regimen. Inadequate reimbursement levels would reduce the demand for BEXXAR therapeutic regimen or could force us to reduce the price of BEXXAR therapeutic regimen to customers, or a combination of both. Reduced demand for BEXXAR therapeutic regimen, or reduced price, could limit our co-promotion revenues from BEXXAR therapeutic regimen.

We may be unable to manufacture commercial quantities of BEXXAR therapeutic regimen for sale.

      BEXXAR therapeutic regimen contains a radiolabeled antibody, which is an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into agreements with Nordion for radiolabeling the Tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility and for supplying the (131) I radioisotope, which Nordion gets from a single-source supplier. Under our agreement with Amersham Health, Amersham Health is responsible for radiolabeling the European supply of the Tositumomab component of BEXXAR therapeutic regimen. Neither Nordion nor Amersham Health may be able to produce sufficient radiolabeled antibodies to meet our clinical requirements and, if BEXXAR therapeutic regimen is a commercial success in the United States, or is approved and is a commercial success in other countries, our commercial requirements in the United States or in such other countries may exceed the capacity of our current contract manufacturers. In addition, radiolabeled antibody cannot be stockpiled against future shortages due to the 8-day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion, Amersham Health or another supplier could harm sales of BEXXAR therapeutic regimen in the United States and in other countries if and when it is approved for sale in such other countries.

      We have also entered into an agreement with BI Pharma KG to produce bulk Tositumomab and fill the individual product vials with Tositumomab. We have contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging Tositumomab, and they may be unable to produce our requirements in commercial quantities or with acceptable quality.

      We are aware of only a limited number of manufacturers capable of producing Tositumomab in commercial quantities or radiolabeling the antibody with the (131) I radioisotope on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Accordingly, if Nordion is unable to consistently produce sufficient radiolabeled antibodies to meet our commercial requirements, our ability to market BEXXAR therapeutic regimen in the United States could be harmed. Nordion’s BEXXAR therapeutic regimen radiolabeling facility will be shutdown for approximately two weeks each November and/or December for routine preventative maintenance. This annual shutdown will be scheduled but we anticipate that it may have a negative impact on sales of BEXXAR therapeutic regimen during the period encompassing the shutdown.

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

      Following the approval of BEXXAR therapeutic regimen in June of 2003, we began to build our direct sales force for BEXXAR therapeutic regimen and anticipate having such sales force in place by the middle of 2004. Our ability to market and sell BEXXAR therapeutic regimen will be contingent on recruiting, training and deploying the necessary sales force, as well as performance by GSK under our BEXXAR therapeutic regimen collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sales of BEXXAR therapeutic regimen or other product candidates.

      We intend to rely on our corporate partners to market our products outside the United States and, in the case of infectious disease products, worldwide. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a sales and marketing force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities.

Many of our product candidates are at an early stage of product development and we may not be able to successfully commercialize our product candidates.

      We are at an early stage in the development of the majority of our product candidates. The development of safe and effective therapies for treating people with cancer and infectious diseases is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance.

      On June 30, 2003, we and GSK announced that the FDA had approved BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation whose disease is refractory to Rituximab and has relapsed following chemotherapy. We also have an immunotherapeutic product that has been approved on a named-patient basis in Germany, Spain, Italy and the United Kingdom. The immunotherapeutic product incorporates MPL adjuvant, our proprietary adjuvant, which is added to the product to heighten the immune response to the product’s allergens. In addition, we have received approval in Argentina to sell RC-529 adjuvant as part of a prophylactic vaccine for the prevention of Hepatitis B infection. RC-529 adjuvant is added to the product to heighten the immune response to the product’s antigens.

      We may not be successful in obtaining regulatory approval for any of our other product candidates, or in commercializing BEXXAR therapeutic regimen or any product candidates for which approval is obtained.

Our restructuring may place additional strain on our resources and may harm the morale and performance of our personnel.

      On November 6, 2003, we announced that, as part of a strategic restructuring, we would eliminate certain research programs and supporting resources in an effort to focus on priority programs that we believe have the greatest opportunity for near term commercial success. This restructuring reduced the scope and number of priority programs to allow us to concentrate more resources on our core areas of expertise — monoclonal antibodies, adjuvants and vaccines and TLR4 agonists and antagonists. The programs we chose to continue and on which we are focusing our resources may not result in any product candidates, whereas we will miss or fail to take advantage of opportunities that would have been presented by our discontinued programs. We cannot be certain that we have chosen the best programs for near term commercial success.

      Our restructuring resulted in an approximate 18% immediate reduction in our workforce, including the elimination of unfilled open positions, as well as existing positions. Following the workforce reduction, we had approximately 344 employees at facilities in Seattle, Washington, South San Francisco, California and Hamilton, Montana. Our restructuring plan may yield unanticipated consequences such as attrition beyond our planned reduction in workforce. This workforce reduction could place significant strain on our administrative, operational and financial resources and result in increased responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the terminated employees possess specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

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

      The approval process, which includes extensive preclinical studies and clinical trials of each product candidate in order to study its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Clinical trials of our product candidates may not demonstrate safety and efficacy to the extent necessary to obtain regulatory approvals for the indications being studied, if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of any of our product candidates could delay or prevent regulatory approval of the product candidate.

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

      For example, we filed our BLA for BEXXAR therapeutic regimen in June 1999 and did not receive regulatory approval for BEXXAR therapeutic regimen until June 27, 2003. We may not be successful in obtaining regulatory approval for any of our other product candidates, or in commercializing any product candidates for which approval has been or is in the future obtained.

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

      Our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current products. We have limited experience producing commercial quantities of any product or in producing clinical-grade amounts of our proprietary immunotherapeutic products, including recombinant proteins or antibodies. We currently manufacture only limited quantities of some antigens and several adjuvants. Moreover, our manufacturing facilities must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities cannot pass a pre-approval plant inspection, the FDA approval of our product candidates that we manufacture in-house may be delayed or denied.

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

      Since our inception, we have generated only minimal revenue from diagnostic product sales and no significant revenue from therapeutic or prophylactic product sales. With the exception of BEXXAR therapeutic regimen, MPL adjuvant, which has been approved for sale as part of an immunotherapeutic product on a named-patient basis in Germany, Spain, Italy and the United Kingdom and RC-529 adjuvant, which has been approved for sale in Argentina as part of a prophylactic vaccine for the prevention of Hepatitis B infection, we cannot predict when, if ever, our research and development programs will result in commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of these products or any other of our product candidates that may be approved for sale in the future.

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

      We have experienced significant operating losses in each year since our inception on September 8, 1994. As of December 31, 2003, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of IPR&D costs associated with our acquisitions, $221.2 million is attributable to goodwill-related charges and $18.5 million is attributable to a lease-related impairment charge. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of IRP&D, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

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

      We believe that our existing capital resources, together with committed payments under existing corporate partnerships, bank credit arrangements and interest and investment income, will be sufficient to fund our current and planned operations over at least the next 18 months. However, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

      Additional financing may be unavailable on acceptable terms, if at all. If sufficient capital is not available, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates.

Our financings and other transactions may result in dilution and a decline in the price of our common stock.

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

      Under our collaborative agreement for BEXXAR therapeutic regimen with GSK, GSK provided us with a $15 million credit line that was fully drawn by Coulter in December 2000 and which we may choose to repay in cash or in shares of our common stock on or prior to the October 3, 2004 maturity date. Under a different collaborative agreement with GSK, we have an outstanding loan from GSK in principal amount of $5 million which was due on September 1, 2003. At GSK’s option, GSK may choose to receive repayment of this loan in cash or shares of our common stock at a specified premium to the five day average closing price of our common stock for the period immediately preceding September 1, 2003. GSK has not yet made its election regarding the form of repayment and accordingly the $5 million loan remains outstanding.

      Under an assignment agreement between Coulter, Beckman Coulter, Inc., InterWest Partners V, L.P. and InterWest Investors V, relating to portions of the technology underlying BEXXAR therapeutic regimen, Beckman Coulter, Inc. is entitled to receive the first $4.5 million of royalties upon commercial sale of BEXXAR therapeutic regimen, if any, that would otherwise have been due to DFCI under the licenses that were sublicensed to Coulter; thereafter, any such royalties shall be payable to DFCI. Beckman Coulter, Inc.

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

      We have outstanding $100 million aggregate principal amount of convertible notes bearing interest at 4.25% and due in 2008 and as of December 31, 2003, we had outstanding bank loans to BNP Paribas and GE Capital totaling $13.8 million, which, along with our March 4, 2004 loan of $14.6 million from NDC, collectively, is a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances.

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

      The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. For the years ended December 31, 2003, 2002 and 2001, approximately 95% of our revenue resulted from collaboration agreements. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our products or product candidates or effectively partnering our products or product candidates.

      Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress some of our product candidates. Our corporate partnerships generally provide our partners with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a corporate partnership with Amersham Health to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	a corporate partnership with Kirin for the research, development and commercialization of vaccine products aimed at treating multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer;

•	a corporate partnership with GSK that provides for vaccine development of breast, prostate and colon cancer vaccines, vaccine discovery and development for tuberculosis, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia; and

•	several license and supply agreements with GSK, which grant GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

      Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

      Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR therapeutic regimen in the United States, Amersham Health for marketing BEXXAR therapeutic regimen in Europe and GSK Canada for marketing BEXXAR therapeutic regimen in Canada contain milestone-based termination provisions that provide that if we fail to meet specified development or regulatory milestones, the licensor may terminate the agreement. In addition, all of these license agreements may be terminated by the licensor for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

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

      We currently have various license agreements that provide us rights to use technologies owned or licensed by third parties in research, development and commercialization activities. Our material third-party licensing arrangements include the following:

•	a license with the DFCI for the use of the anti-B1 antibody used in BEXXAR therapeutic regimen; and

•	a license with the University of Michigan related to using anti-CD20 antibodies in radioimmunotherapy of Lymphoma.

      Many of our third-party license agreements contain milestone-based termination provisions, in which case our failure to meet any agreed milestones may allow the licensor to terminate the agreement. Further, we may be unable to negotiate additional license agreements in the future on acceptable terms, if at all. Many of our license agreements grant us exclusive licenses to the underlying technologies. If we are unable to maintain the exclusivity of our exclusive licenses, we may be unable to commercialize our product candidates or face competition from other parties that may obtain licenses to the same technologies.

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

      Biogen Idec has challenged the validity of our U.S. Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. Biogen Idec is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against Biogen Idec alleging patent infringement of our U.S. Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 14, 2003, the United States District Court, Southern District of California granted Biogen Idec’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. On November 13, 2003 Corixa, GSK and the Regents of the University of Michigan filed a motion for reconsideration with the United States District Court, Southern District of California requesting that the court reconsider it’s October 14, 2003 order. On January 22, 2004, the United States District Court, Southern District of California granted the motion for reconsideration, vacated the October 14, 2003 order and denied Biogen Idec’s motion for summary judgment of inequitable conduct.

      On June 2, 2003, Biogen Idec moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, Biogen Idec also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. On August 11, 2003, the judge denied Biogen Idec’s motion to amend the complaint to include this patent in the originally filed lawsuit or, alternatively, to consolidate the first filed lawsuit with the one filed on June 2, 2003. Subsequently, on December 16, 2003, Biogen Idec filed with the United States District Court, Southern District of California, a notice of voluntary dismissal without prejudice for the June 2, 2003 lawsuit.

      In addition, on February 25, 2003, Biogen Idec filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of U.S. Reissue Patent No. RE38,008, which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells.

      On March 1, 2004 we announced that we and GSK have reached a settlement with Biogen Idec regarding all outstanding patent litigation between us and Biogen Idec. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until the expiration of all BEXXAR therapeutic regimen patents that were the subject of the litigation. We and GSK will also enter into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit.

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

      We try to protect our trademarks by applying for United States and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Of our trademarks, CORIXA and MPL are currently the subject of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in these opposition proceedings. As a result, we may not receive trademark protection for CORIXA and MPL in Europe. Our trademark application in Canada for ENHANZYN is currently the subject of an opposition proceeding before the Canadian Intellectual Property Office. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for ENHANZYN in Canada.

Litigation regarding intellectual property rights owned or used by us may be costly and time-consuming.

      As a result of litigation, interferences, opposition proceedings and other administrative proceedings in which we are or may become involved, we have incurred substantial expense and the proceedings may divert the efforts of our technical and management personnel. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates. As a result, an adverse determination could have a materially adverse effect on our business, financial condition and operating results.

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

      The biotechnology and biopharmaceutical industries are intensely competitive, and we may be unable to compete effectively in these industries. Many companies and institutions compete with us in developing alternative therapies to treat or prevent cancer and infectious diseases, including:

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

      Biogen Idec’s product, Zevalin, received FDA approval for commercial sale in the United States in February 2002. Zevalin has been approved and is being marketed for the treatment of certain types of NHL in the United States. In addition, in January 2004, the Committee for Proprietary Medicinal Products, a scientific committee that reviews drug product applications for the European Union, approved the commercial sales of Zevalin in Europe. Consequently, Biogen Idec could have a significant advantage over us in sales and marketing of products for the treatment of NHL in the United States and the European Union.

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

      Our common stock has traded as high as $72.00 and as low as $4.48 since the beginning of 2000. The last reported sales price of our common stock on March 3, 2004 was $6.35. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

Product liability claims may damage our reputation and if insurance proves inadequate, the product liability claims may harm our financial position.

      Our business exposes us to the risk of product liability claims inherent in manufacturing, testing and marketing therapies for treating people with cancer and infectious diseases. A product liability claim may damage our reputation by raising questions about a product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with product commercialization. Although we have product liability and clinical trial liability insurance that we believe is commercially reasonable, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all. In addition, defending a suit, regardless of its merit, could be costly and could divert management attention.

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

      We are subject to certain provisions of Delaware and Washington law, which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with an “interested stockholder” for a period of three years unless specific conditions are met. Similarly, Chapter 23B.19 of the Washington Business Corporation Act prohibits corporations based in Washington from engaging in certain business combinations with an “interested stockholder” for a period of five years unless specific conditions are met.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Corixa Corporation

      We have audited the accompanying consolidated balance sheets of Corixa Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corixa Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

ERNST & YOUNG LLP

Seattle, Washington

January 30, 2004, except for Note 13,
as to which the date is March 4, 2004

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,890	$47,363
Securities available-for-sale	107,712	41,194
Accounts receivable	7,090	8,919
Interest receivable	1,204	789
Prepaid expenses and other current assets	8,847	7,130

Total current assets	161,743	105,395
Property and equipment, net	26,337	41,876
Securities available-for-sale, non-current	47,383	28,200
Acquisition-related intangible assets, net	3,199	13,929
Deferred charges, deposits and other assets	11,904	6,706

Total assets	$250,566	$196,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,534	$15,100
Dividend payable	333	353
Current portion of deferred revenue	7,700	8,999
Current portion of long-term obligations	25,657	25,151

Total current liabilities	54,224	49,603
Deferred revenue, less current portion	7,248	11,191
Long-term obligations, less current portion	108,138	6,920
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 10,000,000
Designated Series A — 12,500 shares; Issued and outstanding — 12,500	—	—
Designated Series B — 37,500 shares; Issued and outstanding — 37,500	—	—
Common stock, $0.001 par value:
Authorized — 100,000,000 shares; Issued and outstanding — 55,403,506 in 2003 and 50,216,683 in 2002	55	50
Additional paid-in capital	1,276,121	1,238,958
Deferred compensation	(404)	(667)
Accumulated other comprehensive income (loss)	(256)	692
Accumulated deficit	(1,194,560)	(1,110,641)

Total stockholders’ equity	80,956	128,392

Total liabilities and stockholders’ equity	$250,566	$196,106

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenue:
Collaborative agreements	$48,307	$46,134	$55,128
Government grants	2,403	2,604	2,937

Total revenue	50,710	48,738	58,065
Operating expenses:
Research and development	95,556	99,722	139,873
Sales, general and administrative	21,697	18,400	22,650
Intangible asset amortization	439	439	56,084
Impairment of lease-related assets	18,491	—	—
Goodwill impairment	—	161,060	—

Total operating expenses	136,183	279,621	218,607

Loss from operations	(85,473)	(230,883)	(160,542)
Interest income	3,414	4,287	9,349
Interest expense	(4,378)	(2,275)	(2,295)
Other income	2,518	21,472	5,451

Net loss	(83,919)	(207,399)	(148,037)
Preferred stock dividend	(948)	(767)	(1,730)

Net loss applicable to common stockholders	$(84,867)	$(208,166)	$(149,767)

Basic and diluted net loss per common share	$(1.60)	$(4.67)	$(3.66)

Shares used in computation of basic and diluted net loss per common share	52,981	44,611	40,961

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Other
	Preferred stock		Common stock		Additional		accumulated		Total
					paid-in	Deferred	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	income (loss)	deficit	equity

	(In thousands)
Balance at December 31, 2000	50	—	40,458	40	1,188,524	(28,758)	(26)	(755,205)	404,575
Preferred stock dividend	—	—	73	—	(625)	—	—	—	(625)
Stock options exercised	—	—	629	1	3,525	—	—	—	3,526
Issuance of common stock under the employee stock purchase Plan	—	—	125	—	1,508	—	—	—	1,508
Issuance of common stock for cash	—	—	271	—	3,832	—	—	—	3,832
Issuance of stock options in exchange for technology and services	—	—	—	—	444	—	—	—	444
Stock warrants net exercised	—	—	17	—	—	—	—	—	—
Amortization of deferred compensation, net of $9,221 reversal for terminated employees	—	—	—	—	(9,221)	24,762	—	—	15,541
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	1,001	—	1,001
Net loss	—	—	—	—	—	—	—	(148,037)	(148,037)

Comprehensive loss									(147,036)

Balance at December 31, 2001	50	—	41,573	41	1,187,987	(3,996)	975	(903,242)	281,765
Preferred stock dividend	—	—	147	—	116	—	—	—	116
Stock options exercised	—	—	52	—	90	—	—	—	90
Issuance of common stock under the employee stock purchase plan	—	—	138	—	736	—	—	—	736
Issuance of common stock (net of offering costs of $2,622)	—	—	8,298	9	50,038	—	—	—	50,047
Remeasurement and issuance of stock options in exchange for consulting services	—	—	9	—	(112)	—	—	—	(112)
Reclassification of redeemable common stock to equity	—	—	—	—	2,000	—	—	—	2,000
Amortization of deferred compensation, net of $1,897 reversal for terminated employees	—	—	—	—	(1,897)	3,329	—	—	1,432
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	—	—	(207,399)	(207,399)

Comprehensive loss									(207,682)

Balance at December 31, 2002	50	—	50,217	50	1,238,958	(667)	692	(1,110,641)	128,392
Preferred stock dividend	—	—	147	—	19	—	—	—	19
Stock options exercised	—	—	115	—	359	—	—	—	359
Issuance of common stock under the employee stock purchase plan	—	—	159	—	840	—	—	—	840
Issuance of common stock (net of offering costs of $2,622)	—	—	4,731	5	35,670	—	—	—	35,675
Remeasurement and issuance of stock options in exchange for consulting services	—	—	34	—	355	—	—	—	355
Amortization of deferred compensation, net of $80,000 reversal for terminated employees	—	—	—	—	(80)	263	—	—	183
Comprehensive loss:
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	—	—	—	(83,919)	(83,919)

Comprehensive loss									(84,867)

Balance at December 31, 2002	50	$—	55,403	$55	$1,276,121	$(404)	$(256)	$(1,194,560)	$80,956

See accompanying notes

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities
Net loss	$(83,919)	$(207,399)	$(148,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of lease-related assets	18,491	—	—
Goodwill impairment	—	161,060	—
Amortization of deferred compensation	188	1,432	15,541
Depreciation and amortization	10,119	12,606	66,500
Equity instruments remeasured and issued in exchange for technology and services	355	(112)	444
Gain on sale of equipment	—	(998)	(4,513)
Gain on sale of securities available-for-sale	(457)	—	—
Changes in certain assets and liabilities:
Accounts receivable	1,829	(3,387)	8,304
Interest receivable	(415)	368	898
Prepaid expenses and other current assets	(2,016)	2,166	2,890
Accounts payable and accrued liabilities	7,454	(4,746)	(3,722)
Deferred revenue	(5,242)	(5,951)	(4,083)

Net cash used in operating activities	(53,613)	(44,961)	(65,778)
Investing activities
Purchases of securities available-for-sale	(200,037)	(79,896)	(232,725)
Proceeds from maturities of securities available-for-sale	38,679	27,565	206,785
Proceeds from sale of securities available-for-sale	75,159	68,039	88,218
Purchases of property and equipment	(6,679)	(6,255)	(18,115)
Proceeds from leasehold improvement reimbursement	1,097	—	—
Proceeds from sale of investments	—	—	5,974

Net cash (used in) provided by investing activities	(91,781)	9,453	50,137
Financing activities
Proceeds from issuance of common stock	36,877	50,873	8,866
Principal payments on capital leases	—	—	(997)
Principal payments made on long-term obligations	1,724	(6,118)	(12,837)
Proceeds from short-term obligations	—	—	2,344
Proceeds from long-term obligations, net	96,320	4,778	5,156
Dividends paid	—	—	(625)

Net cash provided by financing activities	134,921	49,533	1,907
Net (decrease) increase in cash and cash equivalents	(10,473)	14,025	(13,734)
Cash and cash equivalents at beginning of period	47,363	33,338	47,072

Cash and cash equivalents at end of period	$36,890	$47,363	$33,338

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,296	$2,667	$2,458
Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividend	$967	$880	$1,105
Reclassification of redeemable common stock to equity	$—	$2,000	$—

See accompanying notes

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

      We are a developer of innovative immunotherapeutic products designed to affect the immune system and treat debilitating and life-threatening conditions caused by cancer and infectious disease.

      Originally founded to pursue development of leading, proprietary antigen discovery technology, we are emerging as a product development company with multiple product candidates, many in late-stage human clinical trials. Our development efforts are focused on core areas of immunotherapy expertise, including monoclonal antibodies, vaccines and adjuvants, and small molecules called TLR4 agonists and antagonists that stimulate innate immunity.

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

      Suppliers. We have contracted with a third-party manufacturer, BI Pharma KG, to produce bulk Tositumomab, a key component of BEXXAR therapeutic regimen for use in ongoing clinical trials and to meet commercial requirements, as well as to provide for fill/finish and packaging services. We have committed to purchase minimum annual quantities of Tositumomab from BI Pharma KG. In February 2003, we amended our Supply Agreement with BI Pharma KG to temporarily reduce our minimum annual order commitment for Tositumomab following the commercial launch of BEXXAR therapeutic regimen. The minimum annual order for 2004 is approximately $2.9 million. We have also contracted with a third-party manufacturer, Nordion, for radiolabeling supply of the Tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility. In June 2003 we signed a new seven-year manufacturing agreement with Nordion replacing the existing supply agreement.

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

      A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization for the year-ended December 31, 2001 as if we had adopted FAS 142 on January 1, 2001, is as follows (in thousands):

Net loss applicable to common stockholders, as reported	$(149,767)
Add back: Amortized goodwill and assembled workforce	55,645

Net loss applicable to common stockholders, as adjusted	$(94,122)

Basic and diluted net loss per share as reported	$(3.66)

Add back: Goodwill amortization	$1.36

Basic and diluted net loss per share, as adjusted	$(2.30)

Shares used in computation of basic and diluted net loss per share	40,691

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

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Acquisition-related intangible assets at December 31, 2003, consist of adjuvant know-how and an assumed lease with balances of approximately $1.2 million and $2.0 million, respectively. Adjuvant know-how and the acquired lease are amortized on the straight-line method over periods of seven and ten years, respectively.

      In the second and third quarters of 2003 we subleased approximately 117,000 square feet of our leased facilities in South San Francisco. In accordance with SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the intangible asset acquired lease, related leasehold improvements and furniture and fixtures. Because the carrying value exceeded the fair value, we recognized an impairment charge of $12.6 million and $5.9 million in the second and third quarters of 2003, respectively, related to these assets.

      Amortization of the remaining acquired lease is recorded as additional rent expense. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

2004	$727
2005	727
2006	617
2007	288
2008	288
Thereafter	552

Total expected amortization	$3,199

      At December 31, 2003 and 2002, we had approximately $1.3 million and $4.6 million, respectively, of accumulated amortization related to intangible assets.

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

      At December 31, 2003 we had two stock-based employee compensation plans, which are described more fully in Note 7. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss applicable to common shareholders:
As reported	$(84,867)	$(208,166)	$(149,767)
Additional stock-based employee compensation expense determined under fair value based method for all awards	(10,936)	(16,822)	(21,896)

Pro forma net loss	$(95,803)	$(224,988)	$(171,663)

Net loss per share:
As reported	$(1.60)	$(4.67)	$(3.66)
Pro forma	(1.81)	(5.04)	(4.19)

      Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 12 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically re-measured as the underlying options vest.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Other Financial Instruments

      As of December 31, 2003 and December 31, 2002, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Revenue

      We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts, co-promotion revenues under our agreement with GSK for BEXXAR therapeutic regimen and sales of research adjuvants. Revenue under technology licenses and collaborative agreements typically consists of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

      Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). Such amounts were not significant through December 31, 2003. Revenue from adjuvant sales is

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 77% of our collaborative revenue in 2003 from five collaborative partners, 73% from five collaborative partners in 2002 and 84% from five collaborative partners in 2001.

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

New Accounting Pronouncements

      In May 2003, FASB issued SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. This Standard does not currently have any impact on our consolidated results of operations, financial position or disclosure.

      In January 2003, the FASB issued FIN No. 46. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FIN No. 46R, which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. We are now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on our financial statements or results of operations.

      Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting by a vendor for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is,

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.

      The adoption of this Interpretation did not have a material impact on our consolidated results of operations, financial position or disclosure for the year-ended December 31, 2003. EIFT Issue 00-21 was effective for us beginning July 1, 2003.

      In July 2002, the FASB issued SFAS No. 146. SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. We accounted for our November 2003 restructuring, as discussed in Note 11, in accordance with SFAS No. 146.

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform to the 2003 presentation.

2.	Scientific Collaborative and License Agreements

      GSK. In October 1998, we entered into a collaboration and license agreement effective September 1, 1998 with GSK for multiple discovery programs. In August 2002 the funded research and development period of our collaboration and license agreement with GSK terminated in all of the cancer fields covered by the agreement. In October 2002 GSK extended the funded research and development period for the programs for tuberculosis and chlamydia vaccines through August 2004. We recognized revenue of $4.6 million, $11.7 million and $13.7 million in 2003, 2002 and 2001, respectively, from this agreement.

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

      GSK purchased $2.5 million of our common stock in 1998 at a premium to our fair market value. Additionally, the loan in principal amount of $5 million from GSK under a prior collaboration agreement was due on September 1, 2003. At GSK’s option, GSK may chose to receive repayment of this loan in cash or shares of our common stock at a specified premium to the five day average closing price of our common stock

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

for the period immediately preceding September 1, 2003. GSK has not yet made its election regarding the form or repayment and accordingly the $5 million loan remains outstanding.

      We have a collaborative agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which was approved by the FDA on June 27, 2003 for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, both companies contribute to the commercialization efforts of BEXXAR therapeutic regimen in the United States and share profits and losses from GSK’s sales of BEXXAR therapeutic regimen equally.

      We recognize the costs we incur associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a quarterly calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the quarterly joint profit or loss calculation results in a reimbursement to Corixa, we record that amount as revenue. If the quarterly joint profit or loss calculation results in a payment by Corixa, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in sales, general and administrative expenses. For the year ended December 31, 2003 our actual commercial costs related to BEXXAR therapeutic regimen and the payment resulting from the joint profit or loss calculation are included in sales, general and administrative expenses.

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

      We recognized reimbursement and milestone revenue of $5.2 million, $7 million and $12.9 million in 2003, 2002 and 2001, respectively under the terms of this agreement.

      We also have an outstanding balance of $15 million under a credit line related to our collaborative agreement with GSK for BEXXAR therapeutic regimen as described in footnote 6. Borrowings under the credit line are due in October 2004. We are subject to certain financial covenants including liquidity and net worth covenants as defined in the agreement. At December 31, 2003, we were in compliance with these covenants. Quarterly interest payments, due in arrears, are at a fixed interest rate of 9.5%. Interest expense for 2003 was approximately $1.4 million. At our sole discretion, we may repay the principal in either cash or common stock. Payment in our common stock would be based upon the fair market value of our common stock at the time of payment.

      We have several license and supply agreements with GSK whereby we have licensed certain adjuvants for use in vaccines that GSK is developing for infectious diseases, cancer and allergy. These agreements grant GSK exclusive and co-exclusive license rights depending on the disease field and territory. Under the terms of the agreements, GSK pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $4.8 million in 2003 and $4.3 million in 2002 and $2.8 million in 2001 in connection with these agreements. Amounts receivable from GSK under these agreements at December 31, 2003 and 2002 were $4.1 million and $6.2 million, respectively.

      Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health has agreed to market BEXXAR therapeutic regimen in Europe. We and Amersham Health will cooperate to register the product in Europe. We will initially be the holder of the MAA for BEXXAR therapeutic regimen in Europe, and after certain conditions have been met, including approval for commercial sale in Europe, we

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

will transfer the MAA to Amersham Health. We will be responsible for generating clinical trial data to support the registration of BEXXAR therapeutic regimen in Europe and Amersham Health will be responsible for manufacture and sale of BEXXAR therapeutic regimen in Europe. Under the terms of a stock purchase agreement with Amersham Health we had the option to sell up to a total of $15 million of shares of our common stock to Amersham Health. Upon execution of the agreement Amersham Health purchased 271,343 shares of our common stock for a total of $5 million, or $18.43 per share, which represented a premium to the then current market value of our common stock of approximately forty percent or $1.4 million. The premium has been accounted for as a nonrefundable license payment and was deferred and will be recognized as revenue ratably over the term of the agreement, consistent with our revenue recognition policy. Following our partial option exercises in October 2001 and December 2002, on May 14, 2003, we completed the exercise of our option to sell up to $15 million of shares of our common stock to Amersham Health when we sold 721,814 shares of our common stock to Amersham Health at a price per share of $6.927 for a total purchase price of approximately $5 million. In addition, Amersham Health has agreed to pay us milestone payments upon regulatory approval in the territory and achievement of certain sales volume targets. Amersham Health has agreed to pay us royalties on all future product sales in Europe. We recognized revenue from this agreement of approximately $389,000 in 2003 and 2002.

      Wyeth. We have several license and supply agreements with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious and autoimmune disease fields that Wyeth is developing. These agreements grant Wyeth exclusive, co-exclusive and non-exclusive license rights depending on the disease field. Under the terms of the agreements, Wyeth pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $2.5 million, $2.0 million and $906,000 in 2003, 2002 and 2001, respectively.

      Zambon Group and JT. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement, we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the three-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non- small cell lung cancer vaccine. In December 2002, we recorded a milestone payment of $1.0 million from Zambon in connection with the filing of our IND for a lung cancer vaccine candidate in the United States. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non small cell, lung carcinoma vaccine candidate in Japan. Under the terms of our amended agreement with JT, JT will continue to hold an exclusive license to this vaccine candidate for development and commercialization in Japan, and we will hold all rights in North America and in those territories not previously licensed to Zambon. In connection with the restructuring of the JT agreement, we and JT have agreed to pay each other fees, milestones and royalties in the event that development milestones and product sales are achieved. We recognized revenue of $993,000, $6.9 million and $7.7 million in connection with the Zambon and JT agreements in 2003, 2002 and 2001, respectively. Amounts receivable from Zambon at December 31, 2003 were zero as compared to $1.2 million at December 31, 2002.

      Kirin. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we grant Kirin exclusive rights to develop and market

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

vaccine products resulting from our WT1 antigen vaccine program in Asia/ Australasia. We and Kirin have agreed to share WT1 vaccine commercialization rights and Kirin will fund one-half of the research and development cost in North America. We will retain marketing rights for the potential vaccine in Europe. Upon effectiveness of the agreement, Kirin paid us $3 million in up-front license fees which will be recorded as revenue over the estimated research and development term of the agreement of approximately nine years. Under the terms of the agreement, Kirin will co-fund development of WT1 vaccine products and has agreed to pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia. We recognized revenue related to this agreement of approximately $2.3 million in 2003.

      Medicis and Zenyaku Kogyo. In August 2000, we entered into a multiyear development, commercialization and license agreement with Medicis covering our psoriasis immunotherapeutic product, PVAC treatment. Under the agreement we grant Medicis exclusive rights to PVAC treatment in the United States and Canada. Medicis made a nonrefundable payment of $17 million upon effectiveness of the agreement. We recognized revenue from this agreement of $7.9 million, $3.1 million and $4.6 million in 2003, 2002 and 2001, respectively.

      In August 1999, we entered into a corporate partnership with Zenyaku Kogyo for researching and developing PVAC treatment in Japan. In May 2002, the three year research term of the agreement expired and Zenyaku Kogyo’s research funding obligation ceased. Zenyaku Kogyo’s exclusive rights to PVAC treatment in Japan continue and they are responsible for future milestone payments based on successful clinical and commercial progress, and royalties on future product sales. We recognized revenue of approximately $1.3 million in 2003, as compared to $2.0 million in 2002 and $2.2 million in 2001, in connection with the agreement.

      In December 2003 we announced that we have discontinued development of PVAC treatment due to phase II trial results that confirmed PVAC therapy failed to provide a statistically significant benefit versus placebo. We also terminated our license agreement with Medicis. As a result of discontinuing development of PVAC treatment, we recognized $5 million of revenue and $2.5 million of expense that was previously deferred and was related to the initial Medicis payment received in 2000.

      We developed PVAC treatment in collaboration with New Zealand-based Genesis. We paid Genesis $8.1 million in 2000, as a result of payments received from Medicis. We also paid $900,000 to SR Pharma, our licensor for certain intellectual property related to PVAC treatment. These payments were being amortized over the period the related Medicis revenues were being recognized. As a result of the discontinuance of the development of PVAC treatment, we recognized the remaining balance of $2.5 million.

      Other Agreements. We have various other collaborative research agreements with academic universities and research institutions, which expire at various intervals through 2003. Certain agreements stipulate the reimbursement by us of research costs incurred by these universities and institutions on our behalf. Included in research and development expenses for the years ended December 31, 2003, 2002 and 2001 are reimbursements by us to these universities and institutions of approximating $5.6 million, $8.7 million and $9.1 million, respectively. Certain 2003 collaborative agreements extend into 2004, and as of December 31, 2003, we are committed to reimburse these universities and institutions approximately $272,000 in 2004.

      We have entered into certain license agreements and obtained options to negotiate license agreements under the terms of which we received license, technology and patent rights. During 2003, 2002 and 2001, we paid initial license and/or option fees approximating $881,000, $776,000 and $1.2 million, respectively. In addition, we issued 9,599 shares of common stock and options valued at $55,637 during 2002, in exchange for such rights. No common stock or options were issued in 2003 or 2001. All such amounts were expensed when paid and are included in research and development expense as the related technology was in development, and did not have alternative future uses.

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

      We estimate that research and development expenses incurred under these scientific collaborative and license agreements were approximately $76.4 million, $75.0 million and $99.6 million in 2003, 2002 and 2001.

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

3.	Securities Available-For-Sale

      Securities available-for-sale consists of the following (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

December 31, 2003
U.S. government agencies	$91,313	$117	$(527)	$90,903
U.S. corporate obligations	60,014	293	(146)	60,161
Other	4,031	—	—	4,031

	$155,358	$410	$(673)	$155,095

December 31, 2002
U.S. government agencies	$28,769	$185	$(4)	$28,950
U.S. corporate obligations	33,027	532	(21)	33,538
Other	6,906	—	—	6,906

	$68,702	$717	$(25)	$69,394

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Our gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2003, 2002 and 2001 and are therefore not shown. The contractual maturities of our available-for-sale securities are shown below (in thousands):

		Fair
	Amortized	Market
	Cost	Value

December 31, 2003
Due in one year or less	$48,472	$48,232
Due in one year through four years	106,886	106,863

	$155,358	$155,095

4.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2003	2002

Laboratory equipment	$18,399	$17,050
Land and buildings	8,723	8,723
Leasehold improvements	12,632	29,471
Construction in progress	4,726	281
Computers and office equipment	14,182	15,577

	58,662	71,102
Accumulated depreciation and amortization	(32,325)	(29,226)

	$26,337	$41,876

      Depreciation expense was $8.8 million, $10.6 million and $8.9 million for 2003, 2002 and 2001, respectively.

5.	Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Trade accounts payable	$5,469	$3,022
Accrued clinical trial fees	1,161	1,432
Employee compensation and related expenses	3,447	3,712
Accrued legal fees	949	2,079
Accrued research and development expenses	1,106	1,922
Accrued interest	2,383	43
Other accrued liabilities	6,019	2,890

	$20,534	$15,100

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

6.	Long-term Obligations and Lease Obligations

      Long-term obligations consist of the following (in thousands):

	December 31,

	2003	2002

Convertible notes	$100,000	$—
Credit line and loan from corporate partner	20,000	$20,000
Bank loans	13,795	12,071

	133,795	32,071
Less current portion of obligations	25,657	25,151

Total long-term obligations	$108,138	$6,920

      The credit line and loan from a corporate partner consists of a $5 million loan received in exchange for options to license two of our early-stage cancer vaccines under a prior collaboration agreement and a $15 million credit line related to our collaboration agreement for BEXXAR therapeutic regimen (refer to Note 2 with regard to the terms and conditions of the credit line). The $15 million line matures in October 2004 and accrues interest at a fixed rate per annum of 9.5%, or the maximum permissible by law, whichever is less. Under the terms of the note, we are required to meet the following minimum covenants: (i) remaining months’ liquidity, (ii) debt service coverage ratio, (iii) tangible net worth, and (iv) leverage ratio. As of December 31, 2003, we were in compliance with these covenants. The $5 million loan is non-interest bearing and matured on September 1, 2003. At GSK’s option, GSK may elect to receive the repayment in cash or shares of our common stock at a specified premium to the five day average closing price of our common stock for the period immediately preceding September 1, 2003. GSK has not yet made its election regarding the form of repayment and accordingly the $5 million loan remains outstanding.

      As of December 31, 2003, we had outstanding bank loans of $13.8 million. This amount is composed of loans with two financial institutions (BNP Paribas and GE Capital).

      The BNP loans require quarterly interest and principal payments and begin maturing in May 2004 through August 2005. The loans bear an average rate of interest of 2.6%, which is a function of either the London InterBank Offering Rate, or LIBOR, or the prime rate of a major bank or federal fund.

      Under the terms of the notes, we are required to meet the following minimum covenants: (i) tangible net worth, (ii) net cash calculated based on the sum of the principal balance plus the interest reserve under the note plus a multiple of our actual cash burn or $37,500,000, whichever is greater, (iii) total debt to net worth ratios, and (iv) current ratio. As of December 31, 2003, we were in compliance with the covenants.

      The GE Capital loans require monthly interest and principal payments and expire beginning in February 2005 through November 2008. The loans bear interest at an average rate of 4.5%. Deferred charges, deposits and other assets include $3.5 million that secures our obligations under the GE Capital loans.

      In June 2003, we sold $100 million of 4.25% convertible subordinated notes due in 2008 to a qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are convertible into our common stock at a conversion price of $9.175, subject to adjustment in certain circumstances. At the initial conversion price, each $1,000 in principal amount of notes will be convertible into approximately 108.9918 shares of our common stock. The initial conversion price represents a 25% premium over the last reported sale of our common stock on June 9, 2003. The notes will be subordinate to our existing and future senior indebtedness. We will pay interest on the notes on January 1 and July 1 of each year, beginning on January 1, 2004. The notes mature on July 1, 2008. We received net proceeds of approximately $96.3 million after deducting underwriting commissions and offering expenses. Debt issuance costs of

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

$3.7 million are being amortized to interest expense over the term of the notes using the effective interest method.

      On or after July 5, 2005, we may redeem the notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption; provided, however, that if the redemption date is before July 1, 2007, we may redeem the notes only if the closing price of our common stock exceeds 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and if certain other conditions are met. In certain circumstances, the holders of the notes may require us to repurchase the notes upon a “change in control”, as defined in the agreement.

      Minimum future debt payments under all long-term obligations at December 31, 2003 are as follows (in thousands):

		Credit Line and
	Convertible	Loan from
Year Ending December 31,	Notes	Corporate Partner	Bank Loans

2004	$—	$20,000	$5,657
2005	—	—	3,692
2006	—	—	1,650
2007	—	—	1,439
2008	100,000	—	1,357

Total minimum payments	$100,000	$20,000	$13,795

      We rent office and research facilities for our Seattle operations under a noncancelable-operating lease that expires in January 2005. We have issued an irrevocable standby letter of credit in the amount of $750,000 as a security deposit on the lease. We have the option to renew the lease for two additional five-year terms. We rent office and research facilities for our South San Francisco operations under an operating lease that expires in November 2010, with an option to renew for two additional five-year periods. We have issued a standby letter of credit in the amount of $2.2 million and have a security deposit of $225,000 in connection with this lease. At December 31, 2003, non-current securities available-for-sale included certificates of deposit of $4.3 million that secure a financing agreement and $2.2 million that secure letters of credit related to our leased properties.

      In October 2002, we entered into a lease agreement with Life Sciences Building, LLC to house our future headquarters at the Ninth & Stewart Lifesciences Building in Seattle, Washington. The lease provides us with approximately 138,000 square feet of office and laboratory space. The lease will commence on November 1, 2004 if certain improvements to the building are substantially completed and the term of the lease is 15 years. In January 2003 we guaranteed a portion of our obligations under the lease in the form of a letter of credit in the amount of approximately $4.5 million.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Minimum future rental payments under all lease agreements at December 31, 2003 are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2004	$10,134
2005	10,725
2006	8,912
2007	9,139
2008	9,293
Thereafter	71,648

Total minimum payments	$119,851

      Rent expense under operating leases was $7.4 million in 2003, $10.7 million in 2002 and $9.8 million in 2001.

7.	Stockholders’ Equity

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

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      We elected to pay the 2002 annual dividend on the Series A preferred stock in shares of our common stock by issuing 73,529 shares of common stock in April 2003. The value of these shares at the time of issuance was approximately $529,000, which was approximately $96,000 less than the cash dividend value of $625,000. In addition, we elected to pay the 2003 annual dividend on the Series B preferred stock in shares of our common stock by issuing 73,299 shares of our common stock in December 2003. The value of these shares at the time of issuance was approximately $438,000, which was approximately $1.5 million less than the cash dividend value of $1.9 million. The dividends have been recorded based on the fair value of the common stock issued.

      We are accruing the dividend at the lower of the cash dividend amount or the current fair value of the shares to be issued.

Common Stock

      On September 11, 2003, we delivered a draw down notice to BNY Capital Markets, Inc., or CMI, in accordance with the terms of the equity line financing agreement between us and CMI and, as a result, a draw down period commenced on September 15, 2003 and terminated on October 10, 2003. Pursuant to the equity line financing agreement, CMI purchased an aggregate of 291,334 shares of our common stock at an average price per share of $8.58 for a total purchase price of approximately $2,500,000. The price at which CMI purchased these shares from us was established under the equity line financing agreement by reference to prices of our common stock on the Nasdaq National Market for the period beginning on September 15, 2003 and ending on October 10, 2003, net of a discount of 2%.

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

      In August 2002, we completed the sale of 7,322,562 shares of newly issued common stock and issued five-year warrants to purchase 1,244,836 shares of our common stock at an exercise price of $6.13 per share, in a private placement to select institutional and other accredited investors. We sold the newly issued common stock for $6.13 per share and we issued the warrants at a purchase price of $.125 per share. We received net proceeds of approximately $42.8 million, after deducting underwriting discounts and commissions and before deducting expenses payable by us.

Redeemable Common Stock

      In May 1999, we issued 141,576 shares of our common stock for $2,000,000, or $14.13 per share, to Zambon in connection with a collaboration agreement. Under the terms of the collaboration agreement,

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Zambon had the right to sell the common stock back to us for the original purchase price at the end of the research program term if Zambon determines that a commercial product was not viable. This right expired in December 2002 subsequent to the end of the research program term. The redeemable common stock has been reclassified on the December 31, 2002 balance sheet into stockholders’ equity.

Stock Option Plans

      In June 2001, we amended and restated the Amended and Restated 1994 Stock Option Plan, and redesignated it the 2001 Stock Incentive Plan, or 2001 Plan. The amendment provides for an increase in the shares available for issuance by 924,950 shares to 7,500,000 shares subject to an annual increase equal to three percent of the outstanding common stock as of the last trading day of the prior fiscal year, up to a maximum annual increase of 2,000,000 shares. In addition, under the merger agreement with Coulter, we assumed their stock option plans. As a result, we assumed options to purchase approximately 5,614,535 shares. As of December 31, 2003, the 2001 Plan had 10,467,752 shares of common stock reserved for issuance to employees, directors and consultants. The amendment also provides that we may grant stock awards and stock appreciation rights, or SARs, under the 2001 plan. Options granted under the 2001 Plan may be designated as incentive or nonqualified at the discretion of the plan administrator.

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

      We adopted the 1997 Directors’ Stock Option Plan, or the Directors’ Plan, on July 25, 1997. As of December 31, 2003, 422,084 shares of common stock were reserved for issuance under the Directors’ Plan. The number of shares reserved for issuance is subject to an automatic increase on the first trading day of each of the five calendar years beginning in 1998 and ending in 2002, in an amount equal to 50,000 shares or such lesser amount as the board of directors may establish. The Directors’ Plan provides for the grant of nonqualified stock options to nonemployee directors. The Directors’ Plan provides that each person who first became a nonemployee director shall be granted nonqualified stock options to purchase 15,000 shares of common stock, or the First Option. Thereafter, on the first day of each fiscal year, commencing in fiscal 1998, each nonemployee director shall be automatically granted an additional option to purchase 5,000 shares of common stock, or a Subsequent Option, if, on such date, he or she shall have served on our board of directors for at least six months. The First Options and Subsequent Options generally vest over 36 and 12 months, respectively, and have 10-year terms. The exercise price of such options shall be equal to the fair market value of our common stock on the date of grant. The Directors’ Plan has a 10-year term, unless terminated earlier.

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

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A summary of our stock option activity and related information follows:

			Weighted
	Shares Available	Number of	Average
	for Grant	Options	Exercise Price

Balance at January 1, 2001	969,657	10,146,340	$19.89
Authorized for grant	1,713,160	—	—
Granted	(3,362,085)	3,362,085	14.18
Exercised	—	(629,247)	15.87
Cancelled	3,505,731	(3,505,731)	25.06
Expired options	(1,166,803)	—

Balance at December 31, 2001	1,659,660	9,373,447	16.88
Authorized for grant	1,321,020	3,038,900	6.05
Granted	(3,038,900)
Exercised	—	(52,225)	9.85
Cancelled	2,703,901	(2,703,901)	22.21

Balance at December 31, 2002	2,645,681	9,656,221	12.06
Authorized for grant	1,506,501	—
Granted	(1,893,950)	1,893,950	6.50
Exercised	—	(114,734)	3.11
Cancelled	967,685	(967,685)	11.59
Shares granted	(33,500)	—	—
Expired	(224,807)	—	—

Balance at December 31, 2003	2,967,610	10,467,752	11.19

      The following table summarizes information about the stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted		Weighted
	Outstanding on	Average	Average		Average
	December 31,	Remaining	Exercise		Exercise
Range of Exercise Prices	2003	Contractual Life	Price	Shares	Price

$0.30 – $ 0.99	378,111	2.88	$0.82	378,111	$0.82
$1.20 – $ 5.70	2,250,233	8.34	5.63	922,268	5.54
$6.15 – $ 12.69	2,252,788	8.82	6.70	536,732	7.40
$12.97 – $ 13.45	3,134,541	7.00	11.91	2,797,992	11.91
$13.50 – $169.89	2,452,079	6.37	21.10	2,114,121	21.62

$0.30 – $169.89	10,467,752	7.38	11.19	6,749,224	13.10

      At December 31, 2002 and 2001, we had 5,512,155 and 4,585,061 options exercisable, respectively.

      In 2003 we issued 33,500 shares of common stock previously granted to certain former Coulter employees upon the FDA approval of BEXXAR therapeutic regimen. We recorded expense of $247,000 as a result of the stock issuance.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Deferred compensation of approximately $29.2 million was recorded at December 31, 2000, as a result of the merger with Coulter, which represented the difference between the exercise prices of options assumed from Coulter and their fair market values. Deferred compensation expense of approximately $188,000, $1.5 million and $14.7 million was recognized for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003 and 2002, approximately $80,000 and $1.9 million, respectively of deferred compensation was reversed related to employees that terminated employment during the year.

      Included in options outstanding at December 31, 2003 are approximately 182,000 options granted to consultants for services. Expense of approximately $101,000 and $444,000 was recorded in 2003 and 2001, respectively, related to options granted to consultants. A reduction to expense of $168,000 was recorded in 2002 related to options granted to consultants due to the decline in our stock price.

Employee Stock Purchase Plan

      On July 25, 1997, we adopted the 1997 Employee Stock Purchase Plan, or the Purchase Plan. Effective June 1, 2001, we amended and restated the Purchase Plan and redesignated it the 2001 Employee Stock Purchase Plan, or the 2001 ESPP. The amendment provided for an immediate increase in the shares available for issuance by 375,000 shares to 500,000 shares subject to an annual increase of not more than 500,000 shares in any calendar year. As of December 31, 2003, 340,847 shares of common stock were reserved for issuance under the 2001 ESPP. The 2001 ESPP permits eligible employees to enroll in a two year offering period with eight three-month purchase periods and to purchase shares of our common stock through payroll deductions at a price equal to 85% of the fair market value of our common stock on the first day of the applicable two year offering period or the last day of the date of applicable purchase six-month offering period, whichever is lower.

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

      In 2003, 159,153 shares were issued under the 2001 ESPP at $5.28 per share. In 2002, 137,663 shares were issued under the 2001 ESPP at a price of $5.24 per share. In 2001, 124,575 shares were issued under the 2001 ESPP at prices ranging from $8.84 to $23.48 per share.

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

	Employee Stock			Employee Stock
	Option			Purchase Plan

	2003	2002	2001	2003	2002	2001

Expected life (years)	4	4	4	1	1	1
Expected volatility	90%	90%	90%	90%	90%	90%
Risk-free interest rate	4.0%	4.0%	4.2%	4.0%	4.0%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The weighted average fair value of options granted during 2003, 2002 and 2001 was $4.98, $4.66 and $10.54, respectively.

Stock Warrants

      We had common stock warrants outstanding to purchase 3,518,900 shares of common stock as of December 31, 2003 at a weighted average exercise price of approximately $8.31 per share, which warrants expire between 2004 and 2010. Included in the total common stock warrants outstanding at December 31, 2003, are warrants to purchase 100,000 shares of common stock issued in connection with a line of credit with a weighted average exercise price of $11.06 per share and 1,244,836 shares of common stock issued in connection with a private placement to select institutional and other accredited investors with an exercise price of $6.13 per share. Included in the total common stock warrants outstanding at December 31, 2003, are 69,424 warrants issued prior to 1997, in connection with certain collaborative agreements with exercise prices ranging from $0.0033 to $6.60 per share. Vesting of 68,182 warrants is contingent upon the achievement of certain scientific milestones.

Common Stock Reserved

      Common stock was reserved for the following purposes at December 31, 2003:

Stock options outstanding	10,467,752
Warrants to purchase common stock	3,518,900
Employee stock purchase plan	340,847
Stock options available for grant	2,967,610
Conversion of preferred stock	2,936,577

Total	20,231,686

8.	Income Taxes

      At December 31, 2003 and 2002, we had net operating loss carryforwards of approximately $511.8 million and $446.5 million, respectively, and research and experimentation credit carryforwards of approximately $22.4 million and $20.6 million, respectively, which begin to expire in 2005. Utilization of net operating loss and research and development tax credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code, or the Code. During the period 1995 through 2003, we experienced ownership changes as defined by the Code. Accordingly, our use of losses incurred through the date of any ownership changes will be limited on an annual basis during the carryforward period, therefore some of the carryforwards will expire without being fully utilized.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $23.2 million during 2003, $18.5 million during 2002 and $30.1 million during 2001. The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$174,028	$151,796
Research and experimentation credit and foreign tax credit Carryforwards	22,951	21,175
Deferred revenue	5,082	6,865
Financial statement expenses not deducted on tax return	4,610	3,632

	206,671	183,468
Deferred tax liabilities:
Tax return expenses not charged against financial Statements	(514)	(496)

	(514)	(496)

Net deferred tax assets	206,157	182,972
Less valuation allowance	(206,157)	(182,972)

Net deferred tax assets	$—	$—

9.	401(k) Plan

      We have a tax-qualified employee savings and retirement plan, or the 401(k) Plan, covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($12,000 in 2003) and to have the amount of such reduction contributed to the 401(k) Plan. Effective January 1, 1998, we implemented a 401(k) matching program whereby we contribute twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant’s earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of eleven investment options. Our contributions under the 401(k) Plan were approximately $486,000 in 2003, $500,000 in 2002 and $577,000 in 2001.

10.	Sale of Technology and Other Assets

      In May 2002, Medarex purchased our proprietary UPT technology for creating antibody-toxin conjugates and certain preclinical product development programs in the field of oncology and other disease indications. In return, we received $21 million, which was paid in six equal monthly payments. These payments are included in other income in the accompanying statement of operations. Medarex also purchased certain equipment to support Medarex’s continuing research efforts from Corixa for an additional $2.5 million. We recorded a gain on the sale of fixed assets to Medarex of approximately $1 million in the second quarter of 2002. In 2003 we received an additional $2.5 million contingent consideration related to the preclinical asset sale.

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

11.	Restructuring charges

      In November 2003, we announced the restructuring of our operations including a workforce reduction of approximately 18 percent, which includes the elimination of unfilled open positions, as well as select existing positions. The restructuring charge for the fourth quarter of 2003 was $2.3 million and consisted of employee severance, benefits and outplacement services. As of December 31, 2003 we had paid $1.4 million of the total restructuring charge. The remaining severance, benefits and outplacement services will be paid in 2004.

12.	Commitments and Contingencies

      Biogen Idec, has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. Biogen Idec is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against Biogen Idec alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 14, 2003, the United States District Court, Southern District of California granted Biogen Idec’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. On November 13, 2003 Corixa, GSK and the Regents of the University of Michigan filed a motion for reconsideration with the United States District Court, Southern District of California requesting that the court reconsider it’s October 14, 2003 order. On January 22, 2004, the United States District Court, Southern District of California granted the motion for reconsideration, vacated the October 14, 2003 order and denied Biogen Idec’s motion for summary judgment of inequitable conduct.

      On June 2, 2003, Biogen Idec moved to amend its complaint to add a claim for declaratory judgment relief of non-infringement and invalidity of our U.S. Patent No. 6,565,827. Issued Patent No. 6,565,827 covers composition of matter used in the treatment of NHL. On that same day, Biogen Idec also filed a separate lawsuit in the United States District Court, Southern District of California, seeking declaratory judgment of non-infringement and invalidity of this same patent. On August 11, 2003, the judge denied Biogen Idec’s motion to amend the complaint to include this patent in the originally filed lawsuit or, alternatively, to consolidate the first filed lawsuit with the one filed on June 2, 2003. Subsequently, on December 16, 2003, Biogen Idec filed with the United States District Court, Southern District of California, a notice of voluntary dismissal without prejudice for the June 2, 2003 lawsuit.

      In addition, on February 25, 2003, Biogen Idec filed a complaint in the United States District Court, Southern District of California, against us and GSK for patent infringement of United States Reissue Patent No. RE38,008, which claims, among other things, methods of enhancing the delivery of conjugated specific antibodies to solid tumor target cells.

      See Note 13 for recent developments related to this litigation.

      We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

13.	Subsequent Events

      On March 1, 2004 we announced that we and GSK have reached a settlement with Biogen Idec regarding all outstanding patent litigation between us and Biogen Idec. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future

CORIXA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until the expiration of all BEXXAR therapeutic regimen patents that were the subject of the litigation. We and GSK will also enter into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit.

      On March 4, 2004 NDC New Markets Investments IV, L.P., or NDC, of which Wells Fargo Community Development Corporation is a limited partner, pursuant to a promissory note and credit agreement provided a loan of approximately $14.6 million to us to support our construction costs at the Ninth and Stewart Lifesciences Building in Seattle. The term of the loan is seven years, during which we pay interest only with a balloon principal payment on March 1, 2011. The note bears interest at LIBOR plus 0.8%. NDC will forgive a portion of the loan if we are in compliance the terms and conditions of the note and the credit agreement. Pursuant to a security agreement, the loan from NDC is fully secured by cash and cash equivalents.

14.	Quarterly Financial Data (Unaudited)

      The following table contains selected unaudited statement of operations information for each quarter of 2003 and 2002. We believe that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data:

	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
2003
Revenue	$9,125	$20,009	$7,391	$14,185
Net loss	(18,695)	(20,623)	(27,759)	(16,842)
Basic net loss per common share	(0.38)	(0.41)	(0.51)	(0.31)
Diluted net loss per common share	(0.38)	(0.41)	(0.51)	(0.31)
2002
Revenue	$15,566	$13,886	$9,876	$9,410
Net income (loss)(1)	(176,690)	5,331	(16,581)	(19,459)
Basic net income (loss) per common share	(4.25)	0.13	(0.37)	(0.40)
Diluted net income (loss) per common share	(4.25)	0.12	(0.37)	(0.40)

(1)	The quarter ended March 31, 2002 includes a goodwill impairment charge of $161.1 million. The quarter ended June 30, 2002 includes other income of $21 million attributable to the sale of specific preclinical assets to Medarex.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal controls during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item, including, without limitation, disclosure regarding our Code of Ethics, is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our 2004 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers” in our 2004 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the information set forth under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our 2004 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference to the information set forth under the caption “Independent Auditors” in our 2004 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

(1) Report of Ernst & Young LLP, Independent Auditors.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Index to Exhibits filed in response to Item 601 of Regulation S-K is set forth below.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa	†

3.2	Certificate of Designation of Series A Preferred Stock	(D)

3.3	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(Z)

3.4	Certificate of Designation of Series B Preferred Stock	(E)

3.5	Certificate of Amendment of Certificate of Incorporation	(LL)

3.5	Bylaws of Corixa Corporation	(JJ)

4.1	Indenture dated June 13, 2003 between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(BB)

Bexxar Therapeutic Regimen Agreements

10.1	Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(G)

10.2+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)
10.3+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.4+	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(O)

10.5+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(O)

10.6+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(O)

10.7+	Letter Agreement among Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated May 22, 2003, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(CC)

10.8+	Supply Agreement between Coulter Pharmaceutical, Inc. and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(H)

Exhibit
Number	Bexxar Therapeutic Regimen Agreements	Page

10.9+	Amendment No. 1, dated February 24, 2003, between Corixa Corporation and Boehringer Ingelheim Pharma GmbH & Co. KG to the Supply Agreement between Coulter Pharmaceutical, Inc. and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(AA)

10.10+	Development, Commercialization and License Agreement dated October 26, 2001 between Corixa Corporation and Amersham PLC	(U)

10.11+	Manufacturing and Supply Agreement dated October 26, 2001 between Corixa Corporation and Amersham PLC	(V)

10.12+	Agreement dated April 1, 1994 between Coulter Corporation and Dana-Farber Cancer Institute, Inc.	(Y)

10.13+	Agreement Regarding Sublicenses dated December 2, 1998 between Coulter Pharmaceutical, Inc. and Dana-Farber Cancer Institute, Inc.	(Y)

10.14+	Commercialization Agreement dated November 1, 1994 between Coulter Corporation and the Regents of the University of Michigan	(Y)

10.15+	Assignment of Commercialization Agreement dated April 1, 1995 among Coulter Pharmaceutical, Inc., Coulter Corporation and the Regents of the University of Michigan	(Y)

10.16+	Amendment to Commercialization Agreement dated June 1, 1997 between the Regents of the University of Michigan and Coulter Pharmaceutical, Inc.	(Y)

10.17+	BEXXAR Supply Agreement dated July 1, 2003 among MDS (Canada) Inc., through its division MDS Nordion, Coulter Pharmaceutical, Inc. and Corixa Corporation	(DD)

Other License, Development, Commercialization and Supply Agreements

10.18+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(C)

10.19+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(I)
10.20+	Letter Agreement, dated August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, amending the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(O)

10.21+	Amendment No. 2, dated January 28, 2003, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(Y)

10.22+	Collaboration and License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(Y)

10.23+	Corixa License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(Y)

10.24+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(N)

10.25+	Letter Agreement dated November 19, 2001 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(Y)

10.26+	Letter Agreement dated November 15, 2002 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(Y)

10.27+	Amended and Restated License and Collaborative Research Agreement dated as of December 19, 2002 between Corixa Corporation and Japan Tobacco Inc.	(Y)

Exhibit
Number	Other License, Development, Commercialization and Supply Agreements	Page

10.28+	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(O)

10.29+	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd. dated August 6, 2001 amending the Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(O)

10.30+	License, Development and Commercialization Agreement dated November 27, 2002 between Corixa Corporation and Kirin Brewery Company, Ltd.	(R)

10.31+	License and Supply Agreement dated May 27, 2003 among Corixa Corporation, Coulter Pharmaceutical, Inc. and GlaxoSmithKline Inc.	(CC)

Debt and Equity Investment Agreements

10.32+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)

10.33+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.34+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.35+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)

10.36+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)

10.37+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)

10.38+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)

10.39+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)

10.40+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)

10.41+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate, L.L.C. on December 29, 2000	(E)

10.42+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.43	First Amendment dated June 28, 2002 to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(S)

10.44	Second Amendment, dated August 26, 2003, to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(EE)

10.45+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.46+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.47	Registration Rights Agreement dated August 26, 2003 between Corixa Corporation and SmithKline Beecham Corporation	(EE)

10.48	Form of Warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(M)

10.49	Loan Agreement between Corixa Corporation and BNP Paribas, dated August 3, 2001	(P)

Exhibit
Number	Debt and Equity Investment Agreements	Page

10.50	Master Security Agreement between Corixa Corporation and General Electric Capital Corporation dated February 25, 2002	(W)

10.51	Promissory Note dated December 31, 2003 in the principal amount of $7,000,000, by Corixa Corporation in favor of General Electric Capital Corporation	†

10.52	Securities Deposit Pledge Agreement dated December 31, 2004 by Corixa Corporation in favor of General Electric Capital Corporation	†

10.53	Securities Purchase Agreement dated August 9, 2002 among Corixa Corporation and the purchasers named therein	(HH)

10.54	Registration Rights Agreement dated August 9, 2002 among Corixa Corporation and the investors named therein	(HH)

10.55	Registration Rights Agreement dated June 13, 2003 for 4.25% Convertible Subordinated Notes due July 1, 2008	(BB)

Real Estate Agreements

10.56	Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)

10.57	Second Amendment to Columbia Building Lease dated September 25, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(B)

10.58	Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)

10.59	First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	(P)

10.60	Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(P)

10.61	Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(P)

10.62+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(II)

10.63+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(H)

10.64	Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(P)

10.65+	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(O)

10.66+	First Amendment to Lease dated January 15, 2002 between Gateway Boulevard Associates II, LLC, as successor interest to HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(Y)

10.67+	Lease Agreement dated October 15, 2002 between Corixa Corporation and Lifesciences Building, LLC	(Q)

10.68+	Sublease Agreement dated April 4, 2003 between Coulter Pharmaceutical, Inc. and Gryphon Therapeutics, Inc.	(KK)

10.69+	Sublease Agreement dated May 15, 2003 between Coulter Pharmaceutical, Inc. and Corgentech, Inc.	(KK)

10.70	Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(FF)

Exhibit
Number	Real Estate Agreements	Page

10.71	First Amendment dated September 29, 2003 to Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(GG)

10.72	Standard Form of Agreement Between Owner and Contractor dated December 22, 2003 between Corixa Corporation and BN Builders, Inc.	†

Exhibit
Number	Stock, Option and Retirement Plans	Page

10.73	2001 Stock Incentive Plan	(J)

10.74	1997 Directors’ Stock Option Plan	(A)

10.75	2001 Employee Stock Purchase Plan	(K)

10.76	Corixa Corporation 401(k) Savings & Retirement Plan	(A)

10.77	Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(F)

10.78	Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(F)

10.79	Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(F)

Agreements with Officers and Directors

10.80	Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)

10.81	Form of Corixa Corporation Executive Employment Agreement	(L)

10.82	Schedule of officers party to Corixa Corporation Executive Employment Agreement	†

10.83	Secured Promissory Note by Steve G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	(P)

10.84	Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	(P)

21.1	Subsidiaries of Corixa Corporation	†

23.1	Consent of Ernst and Young, LLP, Independent Auditors	†

24.1	Power of Attorney	(MM)

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on November 12, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(F)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(G)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(H)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K, (File No. 000-21905), filed with the Commission on March 30, 1999.

(I)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(J)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 18, 2001.

(K)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001.

(L)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 13, 2001.

(M)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(N)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(O)	Incorporated herein by reference to Corixa’s Form 10-K/ A (File No. 000-22891), filed with the Commission on June 24, 2002.

(P)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 1, 2002.

(Q)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on October 21, 2002.

(R)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 5, 2002.

(S)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 13, 2002.

(T)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on June 3, 2002.

(U)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 29, 2002.

(V)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 16, 2002.

(W)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 15, 2002.

(X)	Incorporated herein by reference to Corixa’s Form S-3/ A (File No. 333-75282), filed with the Commission on May 6, 2002.

(Y)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on February 25, 2003.

(Z)	Incorporated herein by reference to Corixa’s Amendment to Registration Statement on Form 8-A/ A, filed with the Commission on March 6, 2003.

(AA)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 13, 2003.

(BB)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 18, 2003

(CC)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on July 29, 2003.

(DD)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 0-22891), filed with the Commission on August 28, 2003

(EE)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 9, 2003

(FF)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 11, 2003

(GG)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 0-22891), filed with the Commission on September 29, 2003

(HH)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on August 9, 2002

(II)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the commission on March 27, 1998

(JJ)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001

(KK)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 9, 2003

(LL)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on August 14, 2000

(MM)	Incorporated herein by reference to the “Power of Attorney” granted below in this report on Form 10-K.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Filed herewith.

      (b) Reports on Form 8-K

      On October 16, 2003, we filed a current report on Form 8-K regarding our response to the order of the United States District Court, Southern District of California declaring U.S. Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 invalid based on a finding of inequitable conduct of the inventors.

      On November 6, 2003, we filed a current report on Form 8-K regarding the restructuring of our operations to focus on priority programs and commercialization efforts.

      On December 23, 2003, we filed a current report on Form 8-K regarding our announcement with Genesis Research and Development Corporation Ltd that we have discontinued the development of PVAC treatment, a product candidate for the treatment of psoriasis.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORIXA CORPORATION

By:	/s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and Chief Financial Officer

Date: March 8, 2004

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

Signature	Title	Date

/s/ STEVEN GILLIS Steven Gillis	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2004

/s/ MICHELLE BURRIS Michelle Burris	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004

/s/ RON HUNT Ron Hunt	Director	March 8, 2004

/s/ MICHAEL F. BIGHAM Michael F. Bigham	Director	March 8, 2004

/s/ JOSEPH L. LACOB Joseph L. Lacob	Director	March 8, 2004

/s/ ARNOLD ORONSKY Arnold Oronsky	Director	March 8, 2004

/s/ JAMES YOUNG James Young	Director	March 8, 2004

Signature	Title	Date

/s/ ROBERT MOMSEN Robert Momsen	Director	March 8, 2004

/s/ SAMUEL R. SAKS Samuel R. Saks	Director	March 8, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa	†

3.2	Certificate of Designation of Series A Preferred Stock	(D)

3.3	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(Z)

3.4	Certificate of Designation of Series B Preferred Stock	(E)

3.5	Certificate of Amendment of Certificate of Incorporation	(LL)

3.5	Bylaws of Corixa Corporation	(JJ)

4.1	Indenture dated June 13, 2003 between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(BB)

Bexxar Therapeutic Regimen Agreements

10.1	Assignment Agreement between Coulter Pharmaceutical, Inc., Beckman Coulter and certain investors, dated February 24, 1995	(G)

10.2+	Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.3+	Amendment No. 1, dated November 30, 1998, to the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.4+	Letter Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated April 20, 2000, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(O)

10.5+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated February 12, 2001, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(O)

10.6+	Letter Agreement between Corixa Corporation and SmithKline Beecham Corporation, dated October 18, 2001, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(O)

10.7+	Letter Agreement among Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated May 22, 2003, amending the Collaboration Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(CC)

10.8+	Supply Agreement between Coulter Pharmaceutical, Inc. and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(H)

10.9+	Amendment No. 1, dated February 24, 2003, between Corixa Corporation and Boehringer Ingelheim Pharma GmbH & Co. KG to the Supply Agreement between Coulter Pharmaceutical, Inc. and Boehringer Ingelheim Pharma KG, dated November 3, 1998	(AA)

10.10+	Development, Commercialization and License Agreement dated October 26, 2001 between Corixa Corporation and Amersham PLC	(U)

10.11+	Manufacturing and Supply Agreement dated October 26, 2001 between Corixa Corporation and Amersham PLC	(V)

10.12+	Agreement dated April 1, 1994 between Coulter Corporation and Dana-Farber Cancer Institute, Inc.	(Y)

10.13+	Agreement Regarding Sublicenses dated December 2, 1998 between Coulter Pharmaceutical, Inc. and Dana-Farber Cancer Institute, Inc.	(Y)

10.14+	Commercialization Agreement dated November 1, 1994 between Coulter Corporation and the Regents of the University of Michigan	(Y)

Bexxar Therapeutic Regimen Agreements

10.15+	Assignment of Commercialization Agreement dated April 1, 1995 among Coulter Pharmaceutical, Inc., Coulter Corporation and the Regents of the University of Michigan	(Y)

10.16+	Amendment to Commercialization Agreement dated June 1, 1997 between the Regents of the University of Michigan and Coulter Pharmaceutical, Inc.	(Y)

10.17+	BEXXAR Supply Agreement dated July 1, 2003 among MDS (Canada) Inc., through its division MDS Nordion, Coulter Pharmaceutical, Inc. and Corixa Corporation	(DD)

Other License, Development, Commercialization and Supply Agreements

10.18+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(C)

10.19+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(I)

10.20+	Letter Agreement, dated August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, amending the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(O)

10.21+	Amendment No. 2, dated January 28, 2003, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(Y)

10.22+	Collaboration and License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(Y)

10.23+	Corixa License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(Y)

10.24+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(N)

10.25+	Letter Agreement dated November 19, 2001 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(Y)

10.26+	Letter Agreement dated November 15, 2002 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(Y)

10.27+	Amended and Restated License and Collaborative Research Agreement dated as of December 19, 2002 between Corixa Corporation and Japan Tobacco Inc.	(Y)

10.28+	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(O)

10.29+	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd. dated August 6, 2001 amending the Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(O)

10.30+	License, Development and Commercialization Agreement dated November 27, 2002 between Corixa Corporation and Kirin Brewery Company, Ltd.	(R)
10.31+	License and Supply Agreement dated May 27, 2003 among Corixa Corporation, Coulter Pharmaceutical, Inc. and GlaxoSmithKline Inc.	(CC)

Debt and Equity Investment Agreements

10.32+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)

10.33+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.34+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

10.35+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)

10.36+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)

10.37+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)

10.38+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)

10.39+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)

10.40+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)

10.41+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate, L.L.C. on December 29, 2000	(E)

10.42+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.43	First Amendment dated June 28, 2002 to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(S)

10.44	Second Amendment, dated August 26, 2003, to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(EE)

10.45+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.46+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(H)

10.47	Registration Rights Agreement dated August 26, 2003 between Corixa Corporation and SmithKline Beecham Corporation	(EE)

10.48	Form of Warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(M)

10.49	Loan Agreement between Corixa Corporation and BNP Paribas, dated August 3, 2001	(P)

10.50	Master Security Agreement between Corixa Corporation and General Electric Capital Corporation dated February 25, 2002	(W)

10.51	Promissory Note dated December 31, 2003 in the principal amount of $7,000,000, by Corixa Corporation in favor of General Electric Capital Corporation	†

10.52	Securities Deposit Pledge Agreement dated December 31, 2004 by Corixa Corporation in favor of General Electric Capital Corporation	†

10.53	Securities Purchase Agreement dated August 9, 2002 among Corixa Corporation and the purchasers named therein	(HH)

10.54	Registration Rights Agreement dated August 9, 2002 among Corixa Corporation and the investors named therein	(HH)

10.55	Registration Rights Agreement dated June 13, 2003 for 4.25% Convertible Subordinated Notes due July 1, 2008	(BB)

Exhibit
Number	Real Estate Agreements	Page

10.56	Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)

10.57	Second Amendment to Columbia Building Lease dated September 25, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(B)

10.58	Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)

10.59	First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	(P)

10.60	Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(P)

10.61	Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(P)

10.62+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(II)

10.63+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(H)

10.64	Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(P)

10.65+	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(O)

10.66+	First Amendment to Lease dated January 15, 2002 between Gateway Boulevard Associates II, LLC, as successor interest to HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(Y)

10.67+	Lease Agreement dated October 15, 2002 between Corixa Corporation and Lifesciences Building, LLC	(Q)

10.68+	Sublease Agreement dated April 4, 2003 between Coulter Pharmaceutical, Inc. and Gryphon Therapeutics, Inc.	(KK)

10.69+	Sublease Agreement dated May 15, 2003 between Coulter Pharmaceutical, Inc. and Corgentech, Inc.	(KK)

10.70	Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(FF)

10.71	First Amendment dated September 29, 2003 to Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(GG)

10.72	Standard Form of Agreement Between Owner and Contractor dated December 22, 2003 between Corixa Corporation and BN Builders, Inc.	†

Exhibit
Number	Stock, Option and Retirement Plans	Page

10.73	2001 Stock Incentive Plan	(J)

10.74	1997 Directors’ Stock Option Plan	(A)

10.75	2001 Employee Stock Purchase Plan	(K)

10.76	Corixa Corporation 401(k) Savings & Retirement Plan	(A)

10.77	Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(F)

10.78	Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(F)

10.79	Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(F)

Exhibit
Number	Stock, Option and Retirement Plans	Page

10.80	Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(A)

10.81	Form of Corixa Corporation Executive Employment Agreement	(L)

10.82	Schedule of officers party to Corixa Corporation Executive Employment Agreement	†

10.83	Secured Promissory Note by Steve G. Reed, Ph.D. and Marianne T. Reed in favor of Corixa Corporation, dated December 31, 2001	(P)

10.84	Secured Promissory Note by Kenneth A. Grabstein, Ph.D. and Teresa A. Grabstein in favor of Corixa Corporation, dated December 31, 2001	(P)

21.1	Subsidiaries of Corixa Corporation	†

23.1	Consent of Ernst and Young, LLP, Independent Auditors	†

24.1	Power of Attorney	(MM)

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference Corixa’s Form S-1, as amended, (File No. 333-32147), filed with the Commission on September 30, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on November 12, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(F)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(G)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Registration Statement on Form S-1 (File No. 333-17661), as amended, filed with the Commission on September 29, 1997.

(H)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K, (File No. 000-21905), filed with the Commission on March 30, 1999.

(I)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(J)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 18, 2001.

(K)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001.

(L)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 13, 2001.

(M)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(N)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(O)	Incorporated herein by reference to Corixa’s Form 10-K/ A (File No. 000-22891), filed with the Commission on June 24, 2002.

(P)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 1, 2002.

(Q)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on October 21, 2002.

(R)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 5, 2002.

(S)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 13, 2002.

(T)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on June 3, 2002.

(U)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 29, 2002.

(V)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 16, 2002.

(W)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 15, 2002.

(X)	Incorporated herein by reference to Corixa’s Form S-3/ A (File No. 333-75282), filed with the Commission on May 6, 2002.

(Y)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on February 25, 2003.

(Z)	Incorporated herein by reference to Corixa’s Amendment to Registration Statement on Form 8-A/ A, filed with the Commission on March 6, 2003.

(AA)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on May 13, 2003.

(BB)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 18, 2003

(CC)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on July 29, 2003.

(DD)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 0-22891), filed with the Commission on August 28, 2003

(EE)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 9, 2003

(FF)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 11, 2003

(GG)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 0-22891), filed with the Commission on September 29, 2003

(HH)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on August 9, 2002

(II)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the commission on March 27, 1998

(JJ)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001

(KK)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 9, 2003

(LL)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on August 14, 2000

(MM)	Incorporated herein by reference to the “Power of Attorney” granted above in this report on Form 10-K.

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Filed herewith.