Form 10-Q
period 2004-03-31
CORIXA CORP
filed 2004-05-06
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [X] No [   ]

     As of May 3, 2004, there were approximately 55,684,957 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2004
INDEX

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,515	$36,890
Securities available-for-sale	70,501	107,712
Accounts receivable	5,189	7,090
Interest receivable	938	1,204
Prepaid expenses and other current assets	8,792	8,847

Total current assets	138,935	161,743
Property and equipment, net	34,123	26,337
Securities available-for-sale, noncurrent	54,540	47,383
Acquisition-related intangible assets, net	3,017	3,199
Deferred charges, deposits and other assets	11,748	11,904

Total assets	$242,363	$250,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21,419	$20,534
Dividend payable	588	333
Current portion of deferred revenue	6,156	7,700
Current portion of long-term obligations	25,267	25,657

Total current liabilities	53,430	54,224
Deferred revenue, less current portion	6,300	7,248
Long-term obligations, less current portion	121,663	108,138
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Designated Series A - 12,500 shares; issued and outstanding - 12,500 shares	—	—
Designated Series B - 37,500 shares; issued and outstanding - 37,500 shares	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares; Issued and outstanding - 55,599,314 shares at March 31, 2004 and 55,403,506 at December 31, 2003	55	55
Additional paid-in capital	1,276,612	1,276,121
Deferred compensation	(372)	(404)
Accumulated other comprehensive income (loss)	146	(256)
Accumulated deficit	(1,215,471)	(1,194,560)

Total stockholders’ equity	60,970	80,956

Total liabilities and stockholders’ equity	$242,363	$250,566

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue:
Collaborative agreements	$6,493	$8,068
Government grants	791	1,057

Total revenue	7,284	9,125
Operating expenses:
Research and development	20,223	24,860
Sales, general and administrative	7,037	3,417
Intangible asset amortization	110	110

Total operating expenses	27,370	28,387

Loss from operations	(20,086)	(19,262)
Interest income	955	825
Interest expense	(1,780)	(258)

Net loss	(20,911)	(18,695)
Preferred stock dividend	(255)	(276)

Net loss applicable to common stockholders	$(21,166)	$(18,971)

Basic and diluted net loss per common share	$(0.38)	$(0.38)

Shares used in computation of basic and diluted net loss per common share	55,489	50,228

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities
Net loss	$(20,911)	$(18,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred compensation	32	78
Depreciation and amortization	1,676	3,058
Equity instruments issued in exchange for services	—	45
Gain on sale of securities available-for-sale	180	—
Changes in certain assets and liabilities:
Accounts receivable	1,901	2,554
Interest receivable	266	(36)
Prepaid expenses and other current assets	211	1,263
Accounts payable and accrued liabilities	885	(639)
Deferred revenue	(2,492)	(2,181)

Net cash used in operating activities	(18,252)	(14,553)
Investing activities
Purchases of securities available-for-sale	(33,110)	(24,718)
Proceeds from maturities of securities available-for-sale	14,724	1,517
Proceeds from sales of securities available-for-sale	48,660	30,142
Proceeds from leasehold improvement reimbursement	—	1,097
Purchases of property and equipment	(9,280)	(773)

Net cash provided by investing activities	20,994	7,265
Financing activities
Net proceeds from issuance of common stock	748	254
Net proceeds from debt obligations	14,550	—
Principal payments made on long-term obligations	(1,415)	(1,605)

Net cash provided by (used in) financing activities	13,883	(1,351)

Net increase (decrease) in cash and cash equivalents	16,625	(8,639)
Cash and cash equivalents at beginning of period	36,890	47,363

Cash and cash equivalents at end of period	$53,515	$38,724

Supplemental disclosure of cash flow information:
Interest paid	$3,019	$195

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest expense related to debt offering cost	$207	$—

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiary, Coulter Pharmaceutical, Inc., or Coulter. These statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with SEC rules and regulations. All significant intercompany account balances and transactions have been eliminated in consolidation. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date but does not include disclosures required by GAAP for complete financial statements. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2003, included in our annual report on Form 10-K filed with the SEC.

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (United States dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At March 31, 2004, non-current securities available-for-sale included a certificate of deposit of $3.4 million that secures a financing agreement, $14.6 million that secures our loan with NDC New Markets Investments IV, L.P., or NDC, $2.2 million that secures a letter of credit related to our leased properties in South San Francisco and a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. In addition, deferred charges, deposits and other assets include $3.5 million that secures our obligations under the GE Capital loans.

Certain Concentrations

     Credit Risk. We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharma GMBH & Co. KG, or BI Pharma KG, to produce bulk anti-B1monoclonal antibody, or Tositumomab, a key component of BEXXAR therapeutic regimen for use in ongoing clinical trials and to meet commercial requirements, as well as to provide for fill/finish and packaging services. We have committed to purchase minimum annual quantities of Tositumomab from BI Pharma KG. In February 2003, we amended our Supply Agreement with BI Pharma KG to temporarily reduce our minimum annual order commitment for Tositumomab following the commercial launch of BEXXAR therapeutic regimen. The minimum annual order for 2004 is approximately $2.8 million. We have also contracted with a third-party manufacturer, MDS (Canada) Inc., through its division MDS Nordion, Inc., or Nordion, for radiolabeling supply of the Tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility. In June 2003, we signed a new seven-year manufacturing agreement with Nordion replacing the existing supply agreement.

Revenue Recognition

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts, co-promotion revenues under our agreement with GlaxoSmithKline plc, or GSK, for BEXXAR therapeutic regimen and sales of research adjuvants. Revenue under technology licenses and collaborative agreements typically consists of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). Such amounts were not significant through March 31, 2004. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 89% of our revenue from collaborative partners during the three months ended March 31, 2004 and 88% during the three months ended March 31, 2003.

Acquisition-Related Intangible Assets

     Acquisition-related intangible assets at March 31, 2004, consist of adjuvant know-how and an acquired lease with balances of approximately $1.1 million and $1.9 million, respectively. Adjuvant know-how and the acquired lease are amortized on the straight-line method over periods of seven and ten years, respectively. Amortization of the acquired lease is recorded as additional rent expense. Amortization expense of our acquisition-related intangible assets for the three months ended March 31, 2004 was approximately $110,000 related to adjuvant know-how and $72,000 related to the acquired lease and approximately $110,000 related to adjuvant know-how and $385,000 related to the acquired lease for the three months ended March 31, 2003. The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense
Remaining 2004	$546
2005	727
2006	617
2007	288
2008	288

Expected
Amortization
Year Ending December 31,	Expense
Thereafter	551

Total expected amortization	$3,017

Stock-Based Compensation

     Our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

     At March 31, 2004, we had two stock-based employee compensation plans under which we grant options or issue shares of stock. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, to stock-based employee compensation.

	For the three months ended
	March 31, 2004	March 31, 2003
Net loss:
As reported	$(20,911)	$(18,695)
Stock-based employee compensation expense determined under fair value based method for all awards	(2,264)	(3,118)

Pro forma net loss	$(23,175)	$(21,813)

Net loss per common share, dilutive:
As reported	$(0.38)	$(0.38)
Pro forma	(0.42)	$(0.43)

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

     During the three months ended March 31, 2004, approximately 154,000 shares of stock options were exercised.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2004 presentation.

2. Comprehensive Loss

     For the three months ended March 31, 2004 and March 31, 2003, our comprehensive income (loss) was as follows (in thousands):

	For the three months ended
	March 31, 2004	March 31, 2003
Net loss	$(20,911)	$(18,695)
Other comprehensive income (loss):
Unrealized holding gains (losses) during the period	402	(48)

Total comprehensive loss	$(20,509)	$(18,743)

3. GSK BEXXAR Relationship

     We have a collaborative agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which was approved by the U.S. Food and Drug Administration, or FDA, on June 27, 2003 for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, both companies contribute to the commercialization efforts of BEXXAR therapeutic regimen in the United States and share profits and losses from GSK’s sales of BEXXAR therapeutic regimen equally.

     We recognize the costs we incur associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a quarterly calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the quarterly joint profit or loss calculation results in a reimbursement to be made to Corixa, we record that amount as revenue. If the quarterly joint profit or loss calculation results in a payment to be made by Corixa, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in sales, general and administrative expenses. For the three months ended March 31, 2004 our actual commercial costs related to BEXXAR therapeutic regimen and the amount of the payment to GSK resulting from the joint profit or loss calculation are included in sales, general and administrative expenses. Cost associated with production of BEXXAR therapeutic regimen was approximately $2.3 million for the three months ended March 31, 2004.

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

4. Debt

     On March 4, 2004, NDC, of which Wells Fargo Community Development Corporation is a limited partner, pursuant to a promissory note and credit agreement, provided a loan of approximately $14.6 million to us to support our construction costs at the Ninth and Stewart Lifesciences Building in Seattle. The term of the loan is seven years. We pay interest only during the term of the loan with a balloon principal payment due on March 1, 2011. The note bears interest at LIBOR plus 0.8%. NDC will forgive a portion of the loan if we are in compliance with the terms and conditions of the note and the credit agreement. Pursuant to a security agreement between us and NDC, the loan from NDC is fully secured by securities available for sale. We received net proceeds of approximately $14.4 million after deducting underwriting fees associated with the loan.

5. Commitments and Contingencies

     Biogen Idec, Inc., or Biogen Idec, has challenged the validity of our United States Patent Nos. 5,595,721, 5,843,398, 6,015,542, 6,090,365, 6,022,521, 6,251,362 and 6,287,537 related to BEXXAR therapeutic regimen by seeking declaratory judgment of invalidity of these patents. Biogen Idec is also seeking a declaratory judgment that its Zevalin product for the treatment of NHL is not infringing the patents. We, GSK and the Regents of the University of Michigan are parties to a lawsuit against Biogen Idec alleging patent infringement of our United States Patent Nos. 5,595,721, 6,015,542, 6,090,365 and 6,287,537 by Zevalin and seeking monetary damages and permanent injunctive relief. Claims in the patents at issue in the litigation cover composition of matter and methods-of-use in the treatment of NHL. On October 14, 2003, the United States District Court, Southern District of California granted Biogen Idec’s motion for summary judgment that the 5,595,721, 6,015,542, 6,090,365 and 6,287,537 patents are unenforceable due to inequitable conduct before the United States Patent and Trademark Office. On November 13, 2003 Corixa, GSK and the Regents of the University of Michigan filed a motion for reconsideration with the United States District Court, Southern District of California requesting that the court reconsider it’s October 14, 2003 order. On January 22, 2004, the United States District Court, Southern District of California granted the motion for reconsideration, vacated the October 14, 2003 order and denied Biogen Idec’s motion for summary judgment of inequitable conduct.

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

     In March 2004, we and GSK announced that the companies reached a settlement with Biogen Idec regarding all outstanding patent litigation between the parties. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until all BEXXAR patents expire. We and GSK will also enter into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit. We expect to record the settlement payment in the period the documents are executed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

     Our disclosure and analysis in this quarterly report on Form 10-Q and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements regarding expected payments under collaboration agreements;

•	statements about our expectations for regulatory approval of any of our product candidates;

•	statements about our product development schedule;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available equity line facilities and bank borrowings to meet these requirements;

•	statements about our future operational and manufacturing capabilities;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

     Words such as “believes,” “anticipates,” “expects” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this quarterly report. Other factors besides those described in this quarterly report could also affect actual results. You should carefully consider the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this quarterly report or to reflect the occurrence of unanticipated events.

Summary of Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policy, in addition to those described in our Annual Report on Form 10-K for the year ended December 31, 2003, to be critical:

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

     Originally founded to pursue development of leading, proprietary antigen discovery technology, we are emerging as a product development company with multiple product candidates, many in late-stage human clinical trials. We are driven by an aggressive commercialization strategy that we believe will give us an opportunity for sustained and consistent commercial success. Our development efforts are focused on core areas of immunotherapy expertise, including monoclonal antibodies, vaccines and adjuvants, and small molecules called TLR4 agonists and antagonists that stimulate innate immunity. For the three months ended March 31, 2004, approximately 89% of our revenue resulted from collaborative agreements, and approximately 11% of our revenue resulted from funds awarded through government grants. As of March 31, 2004, we had total stockholders’ equity of $61.0 million.

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

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones is recognized upon completion of the milestones and future product royalties are recognized when earned, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss, as defined in the agreement. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue.

     We have entered into, and intend to continue to enter into, collaborative agreements at various stages in the research and development process. We believe that this active corporate partnering strategy provides four distinct advantages:

•	it focuses on our fundamental strength in immunotherapeutic product discovery and selected product development;

•	it capitalizes on our corporate partners’ strengths in product development, manufacturing and commercialization;

•	it may enable us to retain significant downstream participation in product sales; and

•	it reduces our financing requirements.

     Our material collaborative agreements that continue to provide us with funding include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States. Sales of BEXXAR therapeutic regimen in the first quarter of 2004 were $1.3 million;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	an agreement with Amersham Health, a subsidiary of Amersham plc, to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	a development and commercialization agreement with Kirin Brewery Company, Ltd., or Kirin, for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK, that provides for tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia;

•	a license and supply agreement with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing; and

•	several license and supply agreements with GSK, granting GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     As of March 31, 2004 our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $18.5 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

     In March 2004, we and GSK announced that the companies reached a settlement with Biogen Idec regarding all outstanding patent litigation between the parties. The settlement, which serves as the basis for the dismissal of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until all BEXXAR patents expire. We and GSK will also enter into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit. We expect to record the settlement payment in the period the documents are executed.

Results of Operations

Three Months Ended March 31, 2004 and March 31, 2003

Total Revenue

     Our revenue was $7.3 million for the three months ended March 31, 2004 as compared to $9.1 million for the same period in 2003. The 2004 decrease as compared to 2003 is due primarily to a decrease in research product sales revenue of $1.1 million and decreased revenue from our collaboration agreement with Medicis Pharmaceutical Corporation of $786,000 due to discontinuing development of PVAC in December 2003.

     We expect revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, timing and amounts of payments under our existing collaborative agreements and our ability to successfully commercialize BEXXAR therapeutic regimen and to commercialize other potential products.

Research and Development

     Our research and development expenses were $20.2 million for the three months ended March 31, 2004 as compared to $24.9 million for the same period in 2003. The 2004 decrease as compared with 2003 is due primarily to reduced earlier stage research and preclinical program expense of $3.2 million, which resulted from our enhanced focus on programs we believe have the highest chance of near term commercial success and our reduction of facilities expense in South San Francisco by $1.3 million through the sublease of excess facilities.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the approximate costs associated with research and preclinical programs and clinical development programs were as follows (in millions):

	Three months ended
	March 31,
	2004	2003
Research and preclinical programs	$6.2	$9.0
Clinical development programs	14.0	15.9

Total research and development	$20.2	$24.9

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

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $7.0 million for the three months ended March 31, 2004 as compared to $3.4 million for the same period in 2003. The 2004 increase as compared to 2003 is due primarily to the increased costs associated with the commercialization of BEXXAR therapeutic regimen. We expect SG&A expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities to support the commercialization of BEXXAR therapeutic regimen.

     We recognize our costs associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the joint profit or loss calculation results in a reimbursement to be made to Corixa, we record that amount as revenue. If the joint profit or loss calculation results in a payment to be made by Corixa, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in SG&A expense. For the three months ended March 31, 2004, our actual commercial costs related to BEXXAR therapeutic regimen and the amount of the payment resulting from the joint profit or loss calculation are included in SG&A expenses. Cost associated with production of BEXXAR therapeutic regimen was approximately $2.3 million for the three months ended March 31, 2004.

Amortization and Asset Impairment

     Intangible asset amortization expense related to adjuvant know-how was $110,000 for the three months ended March 31, 2004 and March 31, 2003. Amortization of the acquired lease is recorded as additional rent expense. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test, or more frequently if impairment indicators arise. Since March 31, 2002, we have no remaining goodwill or intangible assets deemed to have indefinite lives. We continue to amortize an acquired facilities lease and adjuvant know-how over their useful lives. At March 31, 2004, we had $3.0 million of acquisition related intangible assets, which consist of adjuvant know-how and an acquired lease.

Interest Income

     Our interest income was $955,000 for the three months ended March 31, 2004 as compared with $825,000 for the same period in 2003. The 2004 increase as compared with 2003 is due primarily to higher average investment balances during the first three months of 2004.

Interest Expense

     Our interest expense was $1.8 million for the three months ended March 31, 2004 as compared with $258,000 for the same period in 2003. The 2004 increase as compared to 2003 is due primarily to higher loan balances as a result of our convertible subordinated note financing completed in 2003.

Liquidity and Capital Resources

     At March 31, 2004, we had approximately $178.6 million in cash, cash equivalents and marketable securities as compared to approximately $192.0 million at December 31, 2003. Cash, cash equivalents and marketable securities include $3.4 million in certificates of deposit securing a financing agreement, $14.6 million that secures our loan with NDC, $2.2 million that secure letters of credit related to our leased properties in South San Francisco and a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies, with terms not exceeding four years.

     We believe that our existing capital resources together with committed payments under existing corporate partnerships, bank credit arrangements, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months.

     However, we intend to seek additional corporate partnerships, and may also seek additional funding through,

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

     Our future capital requirements will depend on many factors, including, among others:

•	successful commercialization of BEXXAR therapeutic regimen including sales and marketing;

•	continued scientific progress in our discovery, research and product development programs;

•	the time and costs involved in in-licensing an additional late stage (Phase II or beyond) oncology product opportunity;

•	the potential need to develop, acquire or license new technologies necessary or useful to support our products and product candidates;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of building and maintaining a marketing and sales force;

•	the cost of marketing a product;

•	the time and costs involved in expanding and maintaining our manufacturing and research and development facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims; and

•	other factors not within our control.

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

     Following the approval of BEXXAR therapeutic regimen in June of 2003, we have built our direct sales force for BEXXAR therapeutic regimen. Our ability to market and sell BEXXAR therapeutic regimen will be contingent on training and deploying our sales force, as well as performance by GSK under our BEXXAR therapeutic regimen collaboration agreement. Developing an effective sales force will require a significant amount of our financial resources and time. We may be unable to manage an effective sales force in a timely or cost-effective manner, if at all, and our sales force may not be capable of generating sales of BEXXAR therapeutic regimen or other product candidates.

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

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of March 31, 2004, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill-related charges and $18.5 million is attributable to a lease-related impairment charge. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

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

     We may be unable to raise on acceptable terms, if at all, any additional capital resources necessary to conduct our operations. If we are unable to raise any additional capital as may be required, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates. Our future capital requirements will depend on many factors, including:

•	commercialization of BEXXAR Therapeutic regimen, including sales and marketing;

•	continued scientific progress in our discovery, research and product development programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and product development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of building and maintaining a marketing and sales force;

•	the costs of marketing a product;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors beyond our control.

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

     In addition to any dilution resulting from issuances upon exercise of warrants or conversion of convertible notes, we are also obligated, or in some cases have the option, to issue additional shares of our common stock under collaboration and other strategic agreements.

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

     Under an assignment agreement between Coulter, Beckman Coulter, Inc., InterWest Partners V, L.P. and InterWest Investors V, relating to portions of the technology underlying BEXXAR therapeutic regimen, Beckman Coulter, Inc. is entitled to receive the first $4.5 million of royalties upon commercial sale of BEXXAR therapeutic regimen, if any, that would otherwise have been due to Dana-Farber Cancer Institute, or DFCI, under the licenses that were sublicensed to Coulter; thereafter, any such royalties shall be payable to DFCI. Beckman Coulter, Inc. has the option, in lieu of receiving cash for such royalties, to receive shares of our common stock valued at the then current fair market value of our common stock.

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

     We have outstanding $100 million aggregate principal amount of convertible notes bearing interest at 4.25% and due in 2008 and as of December 31, 2003, we had outstanding bank loans to BNP Paribas and GE Capital totaling $10.4 million, which, along with our March 4, 2004 loan of $14.6 million from NDC, collectively, is a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. These notes also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances.

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

     The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 89% of our revenue from research and development and other funding under our existing corporate partnerships for the three months ended March 31, 2004. For the years ended December 31, 2003, 2002 and 2001, approximately 95% of our revenue resulted from collaboration agreements. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our products or product candidates or effectively partnering our products or product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress some of our product candidates. Our corporate partnerships generally provide our partners with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a corporate partnership with Amersham Health to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	a corporate partnership with Kirin for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer;

•	a corporate partnership with GSK that provides for vaccine development of breast, prostate and colon cancer vaccines, vaccine discovery and development for tuberculosis, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia; and

•	several license and supply agreements with GSK, which grant GSK licenses to certain adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

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

     For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR therapeutic regimen. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR therapeutic regimen. In an effort to minimize expenses during the delay in the FDA review of BEXXAR therapeutic regimen, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002, we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BEXXAR therapeutic regimen BLA. As a result, goodwill and other intangibles were re-evaluated and we recognized a $161.1 million goodwill impairment charge. BEXXAR therapeutic regimen may not be successful in the marketplace, in which case we may not gain substantial benefit from the Coulter acquisition. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex, Inc., or Medarex, and, in connection with the asset sale, initiated a further headcount reduction.

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

     Biogen Idec’s product, Zevalin, received FDA approval for commercial sale in the United States in February 2002, approximately 16 months before BEXXAR therapeutic regimen received FDA approval. Zevalin has been approved and is being marketed for the treatment of certain types of NHL in the United States. In addition, in January 2004, the Committee for Proprietary Medicinal Products, a scientific committee that reviews drug product applications for the European Union, approved the commercial sales of Zevalin in Europe. Consequently, Biogen Idec could have a significant advantage over us in sales and marketing of products for the treatment of NHL in the United States and the European Union.

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

     Our common stock has traded as high as $15.84 and as low as $4.48 since the beginning of 2002. The last reported sales price of our common stock on May 3, 2004 was $6.16. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

Item 3. Quantitative & Qualitative Disclosure about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. There have been no material changes in the reported market risks since December 31, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	See Index to Exhibits.

(b)	Reports filed on Form 8-K.

(1)	On January 8, 2004, we filed a Current Report on Form 8-K regarding our announcement that we entered into an agreement with BN Buildings, Inc., or BN Builders, pursuant to which BN Builders will construct the tenant improvements at Corixa’s future headquarters located at the Ninth and Stewart Lifesciences Building in Seattle, and that we borrowed $7,000,000 from General Electric Capital Corporation to partially fund the tenant improvements.

(2)	On January 23, 2004, we filed a Current Report on Form 8-K regarding our announcement that that on January 22, 2004, the United States District Court, Southern District of California, had vacated its October 14, 2003 grant of Biogen Idec’s motion for summary judgment in which BEXXAR U.S. Patent Nos. 5,595,721; 6,015,542; 6,090,365 and 6,287,537 were held to be unenforceable.

(c)	Reports furnished on Form 8-K.

(1)	On March 8, 2004, we furnished a Current Report on Form 8-K regarding our financial results for the fiscal year ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION
DATE: May 6, 2004	By: /s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(G)

4.2	Indenture, dated as of June 13, 2003, between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(H)

10.1	Credit Agreement between Corixa Corporation and NDC New Markets Investments IV, L.P., dated March 2, 2004	†*

10.2	Promissory Note dated March 2, 2004 in the principle amount of $14,550,000, by NDC New Markets Investments IV, L.P. in favor of Corixa Corporation	†

10.3	Security Agreement between Corixa Corporation and NDC New Markets Investment IV, L.P., dated March 2, 2004	†

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference to Corixa’s Form 10-K for the year ended December 31, 2003 (File No. 000-22891), filed with the Securities and Exchange Commission on March 9, 2004.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the Securities and Exchange Commission on March 30, 2001.

(G)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(H)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on June 18, 2003.

†	Filed herewith.

*	Confidential treatment sought by Corixa Corporation from the SEC.