Form 10-Q
period 2004-06-30
CORIXA CORP
filed 2004-08-04
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X] No [  ]

     As of July 30, 2004, there were approximately 55,743,006 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q

For the Quarter Ended June 30, 2004
INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements	3
Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	3
Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2004 and June 30, 2003 and six months ended June 30, 2004 and June 30, 2003	4
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2004 and June 30, 2003	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative & Qualitative Disclosure about Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	30
Item 6. Exhibits and Reports on Form 8-K	30
SIGNATURE	31
EXHIBIT INDEX	32
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,629	$36,890
Securities available-for-sale	60,038	107,712
Accounts receivable	6,712	7,090
Interest receivable	922	1,204
Prepaid expenses and other current assets	11,736	8,847

Total current assets	141,037	161,743
Property and equipment, net	40,065	26,337
Securities available-for-sale, noncurrent	46,797	47,383
Acquisition-related intangible assets, net	2,835	3,199
Deferred charges, deposits and other assets	11,446	11,904

Total assets	$242,180	$250,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21,260	$20,534
Portion of litigation settlement payable to other parties	10,099	—
Dividend payable	257	333
Current portion of deferred revenue	6,305	7,700
Current portion of long-term obligations	24,760	25,657

Total current liabilities	62,681	54,224
Deferred revenue, less current portion	9,168	7,248
Long-term obligations, less current portion	120,635	108,138
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares;
Designated Series A - 12,500 shares; issued and outstanding - 12,500 shares	—	—
Designated Series B - 37,500 shares; issued and outstanding - 37,500 shares	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares;
Issued and outstanding - 55,742,361 shares at June 30, 2004 and 55,403,506 at December 31, 2003	56	55
Additional paid-in capital	1,277,242	1,276,121
Deferred compensation	(372)	(404)
Accumulated other comprehensive loss	(1,318)	(256)
Accumulated deficit	(1,225,912)	(1,194,560)

Total stockholders’ equity	49,696	80,956

Total liabilities and stockholders’ equity	$242,180	$250,566

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Collaborative agreements	$5,120	$19,537	$11,613	$27,605
Government grants	712	472	1,503	1,529

Total revenue	5,832	20,009	13,116	29,134
Operating expenses:
Research and development	17,363	23,322	37,586	48,267
Sales, general and administrative	7,859	4,992	15,004	8,434
Impairment of lease-related assets	—	12,564	—	12,564

Total operating expenses	25,222	40,878	52,590	69,265

Loss from operations	(19,390)	(20,869)	(39,474)	(40,131)
Interest income	870	707	1,825	1,532
Interest expense	(1,813)	(479)	(3,594)	(737)
Other income, net	9,891	18	9,891	18

Loss applicable to common stockholders	(10,442)	(20,623)	(31,352)	(39,318)
Preferred stock dividend	(125)	(326)	(380)	(602)

Net loss applicable to common stockholders	$(10,567)	$(20,949)	$(31,732)	$(39,920)

Basic and diluted net loss per common share	$(0.19)	$(0.41)	$(0.57)	$(0.79)

Shares used in computation of basic and diluted net loss per common share	55,683	51,481	55,665	50,535

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities
Net loss	$(31,352)	$(39,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of lease-related assets	—	12,564
Amortization of deferred compensation	32	141
Depreciation and amortization	4,062	5,872
Equity instruments issued in exchange for services	—	126
Gain on sale of securities available-for-sale	(209)	(278)
Changes in certain assets and liabilities:
Accounts receivable	378	(8,218)
Interest receivable	282	(392)
Prepaid expenses and other assets	(2,431)	(892)
Accounts payable and accrued liabilities	726	1,729
Portion of litigation settlement payable to other parties	10,099	—
Deferred revenue	525	(1,101)

Net cash used in operating activities	(17,888)	(29,767)
Investing activities
Purchases of securities available-for-sale	(65,904)	(106,838)
Proceeds from maturities of securities available-for-sale	52,358	17,842
Proceeds from sales of securities available-for-sale	60,950	36,515
Proceeds from leasehold improvement reimbursement	—	1,097
Purchases of property and equipment	(17,427)	(1,493)

Net cash provided by (used in) investing activities	29,977	(52,877)
Financing activities
Net proceeds from issuance of common stock	1,049	33,963
Net proceeds from debt obligations	14,550	96,320
Principal payments made on long-term obligations	(2,949)	(2,780)

Net cash provided by financing activities	12,650	127,503

Net increase in cash and cash equivalents	24,739	44,859
Cash and cash equivalents at beginning of period	36,890	47,363

Cash and cash equivalents at end of period	$61,629	$92,222

Supplemental disclosure of cash flow information:
Interest paid	$3,414	$1,028
Supplemental Schedule of Noncash Investing and Financing Activities:
Interest expense related to debt offering cost	$415	$528

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

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (United States dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agency securities with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected as accumulated other comprehensive income in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At June 30, 2004, non-current securities available-for-sale included a certificate of deposit of $2.6 million that secures a financing agreement, $14.6 million that secures our loan with NDC New Markets Investments IV, L.P., or NDC, $2.2 million that secures a letter of credit related to our leased properties in South San Francisco and a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. In addition, deferred charges, deposits and other assets includes a $3.5 million deposit that secures our obligations under the GE Capital loans.

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

Revenue Recognition

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts, co-promotion revenues under our agreement with GlaxoSmithKline plc, or GSK, for BEXXAR therapeutic regimen and sales of adjuvants. Revenue under technology licenses and collaborative agreements typically consists of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). Co-promotion expense was not significant through June 30, 2004. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 88% and 98% of our revenue from collaborative partners during the three months ended June 30, 2004 and June 30, 2003, respectively and 89% and 95% of our revenue from collaborative partners during the six months ended June 30, 2004 and June 30, 2003, respectively.

Stock-Based Compensation

     Our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

     At June 30, 2004, we had two stock-based employee compensation plans under which we grant options or issue shares of stock. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per common share as if we had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, to stock-based employee compensation.

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss:
As reported	$(10,442)	$(20,623)	$(31,352)	$(39,318)
Stock-based employee compensation expense determined under fair value based method for all awards	(2,284)	(2,659)	(4,529)	(5,592)

Pro forma net loss	$(12,726)	$(23,282)	$(35,881)	$(44,910)

Loss per common share, dilutive:
As reported	$(0.19)	$(0.41)	$(0.57)	$(0.79)
Pro forma	(0.23)	$(0.45)	(0.64)	$(0.89)

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

     During the six months ended June 30, 2004, approximately 171,000 common stock options were exercised. The weighted average fair value of common stock options granted for the three months ended June 30, 2004 and June 30, 2003 was $3.79 and $5.88, respectively. The weighted average fair value of common stock options granted for the six months ended June 30, 2004 and June 30, 2003 was $4.41 and $5.76, respectively.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2004 presentation.

2. Comprehensive Loss

     For the three months and six months ended June 30, 2004 and June 30, 2003, our comprehensive loss was as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss	$(10,442)	$(20,623)	$(31,352)	$(39,318)
Other comprehensive loss:
Unrealized holding losses during the period	(1,464)	(94)	(1,062)	(142)

Total comprehensive loss	$(11,906)	$(20,717)	$(32,414)	$(39,460)

3. GSK BEXXAR Relationship

     We have a collaborative agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which was approved by the U.S. Food and Drug Administration, or FDA, in June 27, 2003 for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, both companies contribute to the commercialization efforts of BEXXAR therapeutic regimen in the United States and share profits and losses from sales of BEXXAR therapeutic regimen equally.

     We recognize the costs we incur associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a quarterly calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the quarterly joint profit or loss calculation results in a reimbursement to be made to Corixa, we record that amount as revenue. If the quarterly joint profit or loss calculation results in a payment to be made by us, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in sales, general and administrative expenses. For the six months ended June 30, 2004 our actual commercial costs related to BEXXAR therapeutic regimen and the payment resulting from the joint profit or loss calculation are included in sales, general and administrative expenses. Cost associated with production of BEXXAR therapeutic regimen was approximately $4.7 million for the six months ended June 30, 2004.

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

     In May 2004, we received a $20 million upfront settlement payment from Biogen Idec regarding BEXXAR therapeutic regimen litigation. The settlement provided for Biogen Idec to pay us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004, until such time as all BEXXAR patents expire. We recorded our share of the upfront settlement payment as other income and recorded GSK’s portion of the settlement as other expense.

4. Other Income

     The 2004 other income was primarily attributable to a $20 million upfront patent litigation settlement payment from Biogen Idec to us net of the portion of the settlement payable to other parties including a $9.9 million payment by us to GSK for their portion of the settlement.

5. Commitments and Contingencies

     From time to time, we are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

6. Subsequent Event

     On July 26, 2004 we announced that we entered into a new manufacturing and supply agreement, the MPL Supply Agreement, with GSK for the production of MPL® adjuvant, our proprietary adjuvant, which is added to a vaccine product to heighten the immune response to the product’s allergens. The MPL Supply Agreement provides for GSK to purchase minimum quantities of MPL through 2012. GSK will pay us a multi-million dollar license fee for the right to manufacture quantities of MPL over and above our maximum annual output. The MPL Supply Agreement provides for us to repay an outstanding $5 million loan from GSK in either cash or shares of our common stock. Under the MPL Supply Agreement with GSK, we and GSK will agree on a date by which Corixa will make certain modifications to our MPL manufacturing facility. If we have not completed the modifications by 120 days after the agreed date, the loan must be repaid in cash not more than 15 days later.

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

     Originally founded to pursue development of leading, proprietary antigen discovery technology, we are emerging as a product development company with multiple product candidates, many in late-stage human clinical trials. We are driven by an aggressive commercialization strategy that we believe will give us an opportunity for sustained and consistent commercial success. Our development efforts are focused on core areas of immunotherapy expertise, including monoclonal antibodies, vaccines and adjuvants, and small molecules called TLR4 agonists and antagonists that stimulate innate immunity. For the six months ended June 30, 2004, approximately 89% of our revenue resulted from collaborative agreements, and approximately 11% of our revenue resulted from funds awarded through government grants. As of June 30, 2004, we had total stockholders’ equity of $49.7 million.

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts, co-promotion revenues under our agreement with GSK for BEXXAR therapeutic regimen and research adjuvants. Revenue under technology licenses and collaborative agreements typically consist of non-refundable and/or guarantees technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing arrangements.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). Such amounts were not significant through June 30, 2004. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue.

     We have entered into, and intend to continue to enter into, collaborative agreements at various stages in the research and development process. We believe that this active corporate partnering strategy provides four distinct advantages:

•	it focuses on our fundamental strength in immunotherapeutic product discovery and selected product development;

•	it capitalizes on our corporate partners’ expertise in product development, manufacturing and commercialization;

•	it may enable us to retain significant downstream participation in product sales; and

•	it reduces our financing requirements.

     Our material collaborative agreements that continue to provide us with funding include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States. Sales of BEXXAR therapeutic regimen in the second quarter of 2004 were $2.2 million;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a license and supply agreement with Australian Nuclear Science and Technology Organization, or ANSTO, to develop, market and sell BEXXAR therapeutic regimen in certain countries within Australasia, including Australia, New Zealand, Singapore, India, Indonesia and China;

•	a development and commercialization agreement with Kirin Brewery Company, Ltd., or Kirin, for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK, that provides for tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia;

•	a license and supply agreement with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing; and

•	several license and supply agreements with GSK, granting GSK licenses to MPL and certain other adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     As of June 30, 2004, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $18.5 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Six Months Ended June 30, 2004 and June 30, 2003

Total Revenue

     Our revenue was $5.8 million for the three months ended June 30, 2004 compared to $20.0 million for the same period in 2003. The 2004 decrease compared to 2003 is due primarily to revenue received in 2003 from our collaborative agreements with GSK, the majority of which resulted from approval milestone revenue under our agreement for BEXXAR therapeutic regimen and decreased revenue from our collaboration agreement with Medicis Pharmaceutical Corporation, or Medicis, of $786,000 due to discontinuing development of PVAC in December 2003.

     Our revenue was $13.1 million for the six months ended June 30, 2004 compared to $29.1 million for the same period in 2003. The 2004 decrease compared to 2003 is due primarily to revenue received from our collaborative agreements with GSK, the majority of which resulted from approval milestone revenue under our agreement for BEXXAR therapeutic regimen in 2003, decreased revenue from our collaboration agreement with Medicis of $1.6 million due to discontinuing development of PVAC in December 2003 and decreased research product sales of $1.0 million.

     We expect revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, timing and amounts of payments under our existing collaborative agreements and our ability to successfully commercialize BEXXAR therapeutic regimen and to commercialize other potential products.

Research and Development

     Our research and development expenses were $17.4 million for the three months ended June 30, 2004 compared to $23.3 million for the same period in 2003. The 2004 decrease compared with 2003 is due primarily to reduced early stage research and development expense of $4.9 million, as we focus on programs that we believe have the highest chance of near-term commercial success and a reduction in South San Francisco facilities expense allocated to research and development of $1.4 million due to buildings that we subleased in 2003.

     Our research and development expenses were $37.6 million for the six months ended June 30, 2004 compared to $48.3 million for the same period in 2003. The 2004 decrease compared with 2003 is due primarily to reduced early stage research and development expense of $6.9 million as we focus on programs that we believe have the highest chance of near-term commercial success, a reduction in South San Francisco facilities expense of $2.7 million due to buildings that we subleased in 2003 and a reduction in license fees of $1.1 million due to discontinuing development of PVAC in December 2003.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the approximate costs associated with research and preclinical programs and clinical development programs were as follows (in millions):

	Six months ended
	June 30,
	2004	2003
Research and preclinical programs	$10.8	$18.7
Clinical development programs	26.8	29.6

Total research and development	$37.6	$48.3

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

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $7.9 million for the three months ended June 30, 2004 compared to $5.0 million for the same period in 2003. The 2004 increase compared to 2003 is due primarily to the cost associated with the commercialization of BEXXAR therapeutic regimen. We expect SG&A expenses to increase in the future to support the expansion of our business activities as we expand our sales and marketing capabilities to support the commercialization of BEXXAR therapeutic regimen.

     Our SG&A expenses were $15.0 million for the six months ended June 30, 2004 compared to $8.4 million for the same period in 2003. The 2004 increase compared to 2003 is due primarily to the cost associated with the commercialization of BEXXAR therapeutic regimen and offset by a reduction in South San Francisco facilities expense allocated to SG&A expenses of $985,000 due to buildings that we subleased in 2003.

     We recognize our costs associated with BEXXAR therapeutic regimen commercial related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the joint profit or loss calculation results in a reimbursement to be made to us, we record that amount as revenue. If the joint profit or loss calculation results in a payment to be made by us, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in SG&A expense. For the three months ended June 30, 2004 our actual costs associated with BEXXAR therapeutic regimen commercial activities and the payment resulting from the joint profit or loss calculation are included in SG&A expenses. Cost associated with production of BEXXAR therapeutic regimen was approximately $4.7 million for the six months ended June 30, 2004.

Asset Impairment

     In the second quarter of 2003 we subleased approximately 100,000 square feet of our leased facilities in South San Francisco. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the intangible asset acquired lease, related leasehold improvements and furniture and fixtures. Because the carrying value exceeded the fair value, we recognized an impairment charge of $12.6 million in the second quarter of 2003 related to these assets.

Interest Income

     Our interest income was $870,000 for the three months ended June 30, 2004 compared with $707,000 for the same period in 2003. Our interest income was $1.8 million for the six months ended June 30, 2004 compared with $1.5 million for the same period in 2003. The 2004 increase compared with 2003 is due primarily to higher average investment balances during the first six months of 2004.

Interest Expense

     Our interest expense was $1.8 million for the three months ended June 30, 2004 compared with $479,000 for the same period in 2003. Our interest expense was $3.6 million for the six months ended June 30, 2004 compared with $737,000 for the same period in 2003. The 2004 increase compared to 2003 is due primarily to higher loan balances as a result of our convertible subordinated note financing completed in 2003.

Other Income, Net

     Other income, net was $9.9 million for the three months and six months ended June 30, 2004. The 2004 other income was attributable to a $20 million upfront patent litigation settlement payment from Biogen Idec to us net of the portion of the settlement payable to other parties including a $9.9 million payment by us to GSK for their portion of the settlement.

Liquidity and Capital Resources

     At June 30, 2004, we had approximately $168.5 million in cash, cash equivalents and marketable securities as compared to approximately $192.0 million at December 31, 2003. Cash, cash equivalents and marketable securities include $2.6 million in certificates of deposit securing a financing agreement, $14.6 million that secures our loan with NDC, $2.2 million that secure letters of credit related to our leased properties in South San Francisco and a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agency securities, with terms not exceeding four years.

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

     Our future capital requirements will depend on many factors, including, among others:

•	successful commercialization of BEXXAR therapeutic regimen including sales and marketing expenses;

•	continued scientific progress in our discovery, research and product development programs;

•	the time and costs involved in in-licensing an additional late stage (Phase II or beyond) oncology product opportunity;

•	the potential need to develop, acquire or license new technologies necessary or useful to support our products and product candidates;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of building and maintaining a marketing and sales force;

•	the cost of marketing a product;

•	the time and costs involved in expanding and maintaining our manufacturing and research and development facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims; and

•	other factors not within our control.

Important Factors That May Affect Our Businesses, Our Results of Operations and Our Stock Price.

We expect to incur future operating losses and may never achieve profitability.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of June 30, 2004, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill-related charges and $18.5 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over at least the next several years. Operating losses have been and may continue to be principally the result of the various costs associated with our acquisition activities, including the expenses associated with the write-off of in-process research and development, research and development programs, preclinical studies and clinical activities. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

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

     BEXXAR therapeutic regimen requires medical personnel to handle radioactive materials and requires patient-specific dosing calculations. In addition, BEXXAR therapeutic regimen requires coordination between the prescribing physician, the treatment center and the radiopharmacy. Doctors may prefer to continue to treat NHL patients with conventional therapies, in this case chemotherapy and non-radiolabeled biologics. Oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR therapeutic regimen and will need to engage a nuclear medicine physician or receive specialty training to administer BEXXAR therapeutic regimen. Nuclear Regulatory Commission regulations permit BEXXAR therapeutic regimen to be administered on an outpatient basis in most cases that we currently contemplate. Market acceptance could, however, be adversely affected to the extent hospitals are required under applicable state, local or individual hospital regulations to administer BEXXAR therapeutic regimen on an in-patient basis. Market acceptance may also be adversely affected if prescribing physicians, treatment centers and radiopharmacies are not able to effectively coordinate the delivery of BEXXAR. In addition, continued expansion in the use of Rituxan® (Rituximab) for maintenance therapy of NHL could affect the ability of BEXXAR therapeutic regimen to gain market share.

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

     BEXXAR therapeutic regimen contains a radiolabeled antibody, which is an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into agreements with Nordion, for radiolabeling the Tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility and for supplying the (131) I radioisotope, which Nordion gets from a single-source supplier. Under our agreements with Amersham Health and ANSTO, Amersham Health and ANSTO are responsible for radiolabeling the European and Australasian supplies of the Tositumomab component of BEXXAR therapeutic regimen. Nordion, Amersham Health and ANSTO may not be able to produce sufficient radiolabeled antibodies to meet our or their clinical requirements and, if BEXXAR therapeutic regimen is a commercial success in the United States, or is approved and is a commercial success in other countries, our commercial requirements in the United States or in such other countries may exceed the capacity of our current contract manufacturers. In addition, radiolabeled antibody cannot be stockpiled against future shortages due to the 8-day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion, Amersham Health, ANSTO or another supplier could harm sales of BEXXAR therapeutic regimen in the United States and in other countries if and when it is approved for sale in such other countries. Nordion’s BEXXAR therapeutic regimen radiolabeling facility will be shutdown for approximately two weeks each year during November and/or December for routine preventative maintenance. This annual shutdown will be scheduled but we anticipate that it may have a negative impact on sales of BEXXAR therapeutic regimen during the period encompassing the shutdown.

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

     On June 30, 2003, we and GSK announced that the FDA had approved BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation whose disease is refractory to Rituximab and has relapsed following chemotherapy. We also have an immunotherapeutic product that has been approved on a named-patient basis in Germany, Spain, Italy and the United Kingdom. The immunotherapeutic product incorporates MPL. In addition, we have received approval in Argentina to sell RC-529 adjuvant as part of a prophylactic vaccine for the prevention of Hepatitis B infection. RC-529 adjuvant is added to the product to heighten the immune response to the product’s antigens.

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

     Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, we may encounter delays, or the FDA may reject our product candidates, based on changes in regulatory policy during the period of product development, extension of the period of review of any application for regulatory approval or other factors beyond our control. Delays in obtaining regulatory approvals could:

•	adversely affect the marketing of any products we develop;

•	impose significant additional costs on us;

•	diminish any competitive advantages that we may attain; and

•	adversely affect our ability to receive royalties and generate revenues and profits.

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

     Our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current products. We have limited experience producing commercial quantities of any product or in producing clinical-grade amounts of our proprietary immunotherapeutic products, including recombinant proteins or antibodies. We currently manufacture only limited quantities of some antigens and several adjuvants. Moreover, our manufacturing facilities must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities cannot pass a pre-approval plant inspection, the FDA approval of our product candidates that we manufacture in-house may be delayed or denied. In connection with the MPL Supply Agreement with GSK that we announced on July 26, 2004, we have determined to dedicate our Hamilton, Montana manufacturing facility to the manufacturing of MPL. This will require us to out-source all other cGMP manufacturing to third party contract manufacturing organizations.

     If we are unable to manufacture, or have manufactured, our product candidates in accordance with cGMP regulations, the consequent lack of supply of the product candidates could delay our clinical programs, limit our sales of commercial products or result in the breach or termination of our agreements to supply products or product candidates to third parties. We intend to rely on third-party contract manufacturers to produce larger quantities of recombinant protein or other cell culture-based biologicals for clinical trials and product commercialization. Either we or our contract manufacturers may be unable to manufacture our proprietary antigen vaccines or other immunotherapeutic products at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the FDA approval of our product candidates may be delayed or denied.

Any claims relating to our improper handling, storage or disposal of hazardous materials could be time-consuming and costly.

     The manufacture and administration of BEXXAR therapeutic regimen requires the handling, use and disposal of (131) I radioisotope, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could significantly delay completion of clinical trials and commercialization of BEXXAR therapeutic regimen. For our ongoing clinical trials and for commercial-scale production, we currently rely on Nordion to radiolabel the Tositumomab with (131) I radioisotope at a single location in Canada. Violations of safety regulations could occur with Nordion and there is a risk of accidental contamination or injury. In the event of any regulatory noncompliance or accident, the supply of radiolabeled Tositumomab for use in clinical trials or commercial sales could be interrupted.

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

     If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials, changes in labeling of our products or changes to or re-approvals of our manufacturing facilities may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer;

•	lawsuits, including class action suits, may be brought against us; and

•	breach or termination of our agreements to supply product candidates to third parties may result.

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

     Since our inception, we have generated only minimal revenue from diagnostic product sales and prophylactic product sales. We cannot predict when, if ever, our research and development programs will result in any additional commercially available immunotherapeutic products. We do not know when, if ever, we will receive any significant revenue from commercial sales of our approved products or any other of our product candidates that may be approved for sale in the future.

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

     Under our collaborative agreement for BEXXAR therapeutic regimen with GSK, GSK provided us with a $15 million credit line that was fully drawn by Coulter in December 2000 and which we may choose to repay in cash or in shares of our common stock on or prior to the October 3, 2004 maturity date. Under a different collaborative agreement with GSK, we have an outstanding loan from GSK in principal amount of $5 million which was due on September 1, 2003. In connection with the MPL Supply Agreement with GSK that we announced on July 26, 2004, GSK agreed that we may elect to repay this loan in either cash or shares of our common stock. Should we elect to repay the loan using our common stock, the price of the stock will be calculated as the average per share closing price of our common stock on the Nasdaq National Market as reported in the Wall Street Journal for the 30 day trading period immediately preceding but not including the date of this agreement. Under the MPL Supply Agreement with GSK, we and GSK will agree on a date by which Corixa will make certain modifications to our MPL manufacturing facility. If we have not completed the modifications by 120 days after the agreed date, the loan must be repaid in cash not more than 15 days later.

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

     The issuance of additional stock under these agreements, as dividends on our preferred stock or pursuant to other transactions, will have a dilutive effect on the ownership percentage of our existing stockholders. From time to time, we expect to enter into new partnerships, acquisitions and other strategic transactions in which we may agree to issue additional shares of common stock.

We have a significant amount of debt, which could adversely affect our financial condition.

     We have outstanding $100 million aggregate principal amount of convertible notes bearing interest at 4.25% and due in 2008 and as of December 31, 2003, we had outstanding bank loans to BNP Paribas and GE Capital totaling $10.8 million, which, along with our March 4, 2004 loan of $14.6 million from NDC, collectively, constitutes a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on such debt, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. This debt also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances.

     Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

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

     The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 88% of our revenue from research and development and other funding under our existing corporate partnerships for the three months ended June 30, 2004. For the years ended December 31, 2003, 2002 and 2001, approximately 95% of our revenue resulted from collaboration agreements. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our products or product candidates or effectively partnering our products or product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress some of our product candidates. Our corporate partnerships generally provide our partners with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a license and supply agreement with ANSTO to develop, market and sell BEXXAR therapeutic regimen in certain countries within Australasia, including Australia, New Zealand, Singapore, India, Indonesia and China;

•	a corporate partnership with Amersham Health to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	a corporate partnership with Kirin for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer;

•	corporate partnerships with GSK that provides for vaccine development of breast and prostate cancer vaccines, vaccine discovery and development for tuberculosis, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia; and

•	several license and supply agreements with GSK, which grant GSK licenses to MPL and certain other adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing.

     Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

     Our corporate partners may terminate our current partnerships. Our agreements with GSK for commercialization of BEXXAR therapeutic regimen in the United States, Amersham Health for marketing BEXXAR therapeutic regimen in Europe and GSK Canada for marketing BEXXAR therapeutic regimen in Canada contain milestone-based termination provisions pursuant to which our partners may terminate the agreement if we fail to meet specified development or regulatory milestones. In addition, all of these license agreements, and most of our other license agreements, may be terminated by our partners for our material breach or insolvency, or after a specified termination date. Some of our corporate partners have options to license aspects of our technology. Any of these corporate partners may not exercise its option to license this technology.

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

     Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. We try to protect our proprietary positions by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. However, if we fail to obtain and maintain patent protection for our proprietary technology, inventions and improvements, our competitors could develop and commercialize products that would otherwise infringe our patents.

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

     We may incur substantial expenses as a result of litigation, interferences, opposition proceedings and other administrative proceedings in which we are or may become involved and the proceedings may divert the efforts of our technical and management personnel. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without obtaining a license from us, or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If we cannot obtain such licenses, we may be restricted or prevented from developing and commercializing our product candidates. As a result, an adverse determination could have a materially adverse effect on our business, financial condition and operating results.

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

     The biotechnology and biopharmaceutical industries are intensely competitive, and we may be unable to compete effectively in these industries. Many companies and institutions compete with us in developing, acquiring or in-licensing alternative therapies to treat or prevent cancer and infectious diseases, including:

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

     Since the beginning of 2002 through June 30, 2004, our common stock traded as high as $15.84 and as low as $3.26. The last reported sales price of our common stock on July 30, 2004 was $4.52. If our stock price declines significantly, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 1, 2004 we announced that we and GSK reached a settlement with Biogen Idec regarding all outstanding patent litigation between us and Biogen Idec. The settlement, which serves as the basis for the dismissal on May 13, 2004 of all patent litigation between the parties, provides for Biogen Idec to pay to us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004 until the expiration of all BEXXAR therapeutic regimen patents that were the subject of the litigation. We and GSK also entered into a worldwide, cross-license agreement with Biogen Idec relating to each party’s patents in suit.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our annual meeting of stockholders held on May 28, 2004 and adjourned to June 25, 2004, stockholders representing a total of 51,175,747 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:

(1)	Elect a board of directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	FOR	WITHHELD
Steven Gillis, Ph.D.	50,671,706	504,041
Ronald Hunt	50,812,606	363,141
Robert Momsen	50,824,933	350,814
Arnold L. Oronsky, Ph.D.	50,667,256	508,491
Samuel R. Saks, M.D.	50,852,212	323,535
Gregory Sessler	50,834,231	341,516
James W. Young, Ph.D.	50,812,376	363,371

(2)	Approve our reincorporation from Delaware to Washington.

For	28,380,137
Against	3,895,623
Abstain	74,012
Broker Non-Votes	18,825,975

(3)	Ratify Ernst & Young as our independent auditors for the fiscal year 2004.

For	50,698,634
Against	400,140
Abstain	76,973
Broker Non-Votes	0

Item 5. Other Information

          On July 26, 2004 we announced that we have entered into a new manufacturing and supply agreement with GSK Biologicals covering the production of MPL. Our MPL adjuvant is a component in GSK Biologicals’ novel, proprietary adjuvant systems used in the development of future vaccines currently undergoing clinical trials or awaiting regulatory approval.

          The agreement, which runs through 2012, guarantees payment to us for supplying GSK with increasing annual quantities of MPL peaking in 2008 at the current maximum output of our Hamilton, Montana, MPL manufacturing facility (approximately 2 kilograms/year). Under the terms of the agreement, we have agreed to expand cGMP compliant MPL production capacity in association with anticipated approvals of GSK vaccines that contain MPL adjuvant.

          Upon our receipt of a multi-million dollar licensing fee, we will grant GSK a co-exclusive license to manufacture MPL at amounts over and above our maximum annual output. The manufacturing agreement can be renewed at GSK’s option for multiple, three-year periods beyond 2012. Other elements of the agreement include: increased base pricing and annual price increases for MPL; payment of royalties to us by GSK on all GSK vaccines containing MPL adjuvant until 10 years after market introduction of GSK’s human papilloma virus vaccine; and a provision for us to elect to repay an outstanding $5 million loan from GSK in either cash or shares of our common stock. Under the MPL Supply Agreement with GSK, we and GSK will agree on a date by which Corixa will make certain modifications to our MPL manufacturing facility. If we have not completed the modifications by 120 days after the agreed date, the loan must be repaid in cash not more than 15 days later.

          In addition, the agreement calls for GSK and us to co-fund a multi-year MPL adjuvant development program for a large scale production process. Improvements in the process derived from this work will be co-owned by us and GSK. If the process is implemented and results in increased production capacity at our MPL plant, and if GSK then revises orders of MPL to levels above those currently contemplated, GSK will receive a pre-negotiated discount on the amount of MPL it orders over and above today’s plant capacity.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Index to Exhibits.

(b)	Reports filed on Form 8-K.

(1)	On April 1, 2004, we filed a Current Report on Form 8-K regarding our announcement of the election of Gregory Sessler to our board of directors. We also announced that Michael Bigham and Joseph Lacob have resigned from our board of directors and would not stand for re-election at the 2004 annual meeting of stockholders.

(2)	On June 3, 2004, we filed a Current Report on Form 8-K regarding our announcement that we convened our 2004 annual meeting of stockholders for the purpose of considering and voting on the three proposals described in our Proxy Statement dated April 23, 2004. In addition, we announced that the annual meeting was adjourned until June 25, 2004 at 1:00 p.m., local time, in order to continue the consideration of the proposal to reincorporate Corixa from Delaware to Washington.

(c)	Reports furnished on Form 8-K.

(1)	On May 5, 2004, we furnished a Current Report on Form 8-K regarding our financial results for the fiscal quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION
DATE: August 4, 2004	By:	/s/ MICHELLE BURRIS
Michelle Burris
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(G)

4.2	Indenture, dated as of June 13, 2003, between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(H)

10.1	Settlement Agreement and License between Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline, dated February 27, 2004	†*

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference to Corixa’s Form 10-K for the year ended December 31, 2003 (File No. 000-22891), filed with the Securities and Exchange Commission on March 9, 2004.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the Securities and Exchange Commission on March 30, 2001.

(G)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(H)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on June 18, 2003.

†	Filed herewith.

*	Confidential treatment sought by Corixa Corporation from the SEC.