Form 10-Q/A
period 2004-06-30
CORIXA CORP
filed 2004-10-27
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1900 9th Avenue, Suite 1100
Seattle, WA 98101
(206) 366-3700

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

Yes ☒ No ☐

     As of June 30, 2004, there were approximately 55,743,006 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE
SIGNATURE
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     This amended quarterly report on Form 10-Q/A is being filed solely for the purpose of refiling Exhibit 10.1 in connection with a pending application for confidential treatment. Exhibit 10.1 was originally filed with Corixa’s quarterly report on Form 10-Q on August 4, 2004. The redactions to Exhibit 10.1 have been amended in accordance with a revised application for confidential treatment filed separately by Corixa with the Securities and Exchange Commission and concurrently with this amended quarterly report. Corixa has made no further changes to the previously filed quarterly report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	See Index to Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION
DATE: October 27, 2004	By:	/s/ MICHELLE BURRIS
Michelle Burris
Senior Vice President and Chief Financial Officer

2

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(G)

4.2	Indenture, dated as of June 13, 2003, between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(H)

10.1	Settlement Agreement and License between Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline, dated February 27, 2004	†*

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	††

(A)	Incorporated herein by reference to Corixa’s Form 10-K for the year ended December 31, 2003 (File No. 000-22891), filed with the Securities and Exchange Commission on March 9, 2004.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the Securities and Exchange Commission on March 30, 2001.

(G)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(H)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on June 18, 2003.

3

†	Filed herewith.

††	Previously filed.

*	Confidential treatment sought by Corixa Corporation from the Securities and Exchange Commission.

4