Form 10-Q
period 2004-09-30
CORIXA CORP
filed 2004-11-09
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No [  ]

     As of November 2, 2004, there were approximately 59,362,180 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2004
INDEX

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,102	$36,890
Securities available-for-sale	75,349	107,712
Accounts receivable	6,987	7,090
Interest receivable	844	1,204
Prepaid expenses and other current assets	11,124	8,847

Total current assets	124,406	161,743
Property and equipment, net	41,962	26,337
Securities available-for-sale, noncurrent	28,985	47,383
Acquisition-related intangible assets, net	2,653	3,199
Deferred charges, deposits and other assets	11,153	11,904

Total assets	$209,159	$250,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$18,676	$20,534
Dividend payable	382	333
Current portion of deferred revenue	4,975	7,700
Current portion of long-term obligations	24,338	25,657

Total current liabilities	48,371	54,224
Deferred revenue, less current portion	11,175	7,248
Long-term obligations, less current portion	119,639	108,138
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares;
Designated Series A - 12,500 shares; issued and outstanding - 12,500 shares	—	—
Designated Series B - 37,500 shares; issued and outstanding - 37,500 shares	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares;
Issued and outstanding - 55,879,747 shares at September 30, 2004 and 55,403,506 at December 31, 2003	56	55
Additional paid-in capital	1,277,453	1,276,121
Deferred compensation	(372)	(404)
Accumulated other comprehensive loss	(870)	(256)
Accumulated deficit	(1,246,293)	(1,194,560)

Total stockholders’ equity	29,974	80,956

Total liabilities and stockholders’ equity	$209,159	$250,566

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Collaborative agreements	$8,130	$6,996	$19,743	$34,600
Government grants	739	395	2,242	1,924

Total revenue	8,869	7,391	21,985	36,524
Operating expenses:
Research and development	18,040	21,037	55,626	69,932
Sales, general and administrative	9,913	6,558	24,919	15,242
Impairment of lease-related assets	—	5,927	—	18,491

Total operating expenses	27,953	33,522	80,545	103,665

Loss from operations	(19,084)	(26,131)	(58,560)	(67,141)
Interest income	559	954	2,384	2,486
Interest expense	(1,824)	(1,716)	(5,417)	(2,453)
Other (loss) income, net	(31)	(866)	9,860	31

Net loss	(20,380)	(27,759)	(51,733)	(67,077)
Preferred stock dividend	(124)	(316)	(504)	(918)

Net loss applicable to common stockholders	$(20,504)	$(28,075)	$(52,237)	$(67,995)

Basic and diluted net loss per common share	$(0.37)	$(0.51)	$(0.94)	$(1.31)

Shares used in computation of basic and diluted net loss per common share	55,777	54,875	55,811	51,709

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities
Net loss	$(51,733)	$(67,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	446	—
Impairment of lease-related assets	—	18,491
Amortization of deferred compensation	32	182
Depreciation and amortization	6,151	8,373
Equity instruments issued in exchange for services	—	134
Gain on sale of securities available-for-sale	(197)	(391)
Changes in certain assets and liabilities:
Accounts receivable	103	1,567
Interest receivable	360	(476)
Prepaid expenses and other assets	(1,526)	(4,901)
Accounts payable and accrued liabilities	(2,304)	4,361
Deferred revenue	1,202	(740)

Net cash used in operating activities	(47,466)	(40,477)
Investing activities
Purchases of securities available-for-sale	(82,165)	(173,966)
Proceeds from maturities of securities available-for-sale	61,004	47,552
Proceeds from sales of securities available-for-sale	71,518	52,635
Proceeds from leasehold improvement reimbursement	—	1,097
Purchases of property and equipment	(21,230)	(3,180)

Net cash provided by (used in) investing activities	29,127	(75,862)
Financing activities
Net proceeds from issuance of common stock	1,369	34,325
Net proceeds from debt obligations	14,550	96,320
Principal payments made on long-term obligations	(4,368)	(3,962)

Net cash provided by financing activities	11,551	126,683

Net (decrease) increase in cash and cash equivalents	(6,788)	10,344
Cash and cash equivalents at beginning of period	36,890	47,363

Cash and cash equivalents at end of period	$30,102	$57,707
Supplemental disclosure of cash flow information:
Interest paid	$6,570	$1,648
Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividend	$456	$528
Interest expense related to debt offering cost	$635	$184

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

Securities Available-for-Sale

     Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of two years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (United States dollar denominated only): commercial paper; short and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agency securities with terms not exceeding four years. Such securities are stated at fair value, with the unrealized gains and losses reflected as accumulated other comprehensive income in stockholders’ equity. Interest earned on securities is included in interest income, net. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. At September 30, 2004, current securities available-for-sale included a certificate of deposit of $1.9 million that secures a financing agreement and non-current securities available-for-sale included $14.6 million that secures our loan with NDC New Markets Investments IV, L.P., or NDC, $2.2 million that secures a letter of credit related to our leased properties in South San Francisco and a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. In addition, deferred charges, deposits and other assets includes a $3.5 million deposit that secures our obligations under the GE Capital loans.

Certain Concentrations

     Credit Risk. We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     Suppliers. We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharma GMBH & Co. KG, or BI Pharma KG, to produce bulk anti-B1monoclonal antibody, or Tositumomab, a key component of BEXXAR® therapeutic regimen for use in ongoing clinical trials and to meet commercial requirements, as well as to provide for fill/finish and packaging services. We have committed to purchase minimum annual quantities of Tositumomab from BI Pharma KG. In February 2003, we amended our Supply Agreement with BI Pharma KG to temporarily reduce our minimum annual order commitment for Tositumomab following the commercial launch of BEXXAR therapeutic regimen. We have fulfilled our minimum annual order with BI Pharma KG for 2004. We have also contracted with a third-party manufacturer, MDS Nordion, Inc., or Nordion, for radiolabeling supply of the Tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility. Our remaining minimum annual order with Nordion for 2004 is $517,000.

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

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). For the three months and nine months ended September 30, 2004, we recorded co-promotion revenue resulting from the joint profit or loss calculation. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue. We recognized 92% and 95% of our revenue from collaborative partners during the three months ended September 30, 2004 and September 30, 2003, respectively and 90% and 95% of our revenue from collaborative partners during the nine months ended September 30, 2004 and September 30, 2003, respectively.

Acquisition-Related Intangible Assets

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

     At September 30, 2004, we had two stock-based employee compensation plans under which we grant options or issue shares of stock. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per common share as if we had applied the fair value recognition of SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, to stock-based employee compensation.

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss: As reported	$(20,380)	$(27,759)	$(51,733)	$(67,077)
Stock-based employee compensation expense determined under fair value based method for all awards	(2,057)	(2,663)	(6,588)	(8,255)

Pro forma net loss	$(22,437)	$(30,422)	$(58,321)	$(75,332)
Loss per common share, basic and diluted:
As reported	$(0.37)	$(0.51)	$(0.94)	$(1.31)
Pro forma	$(0.40)	$(0.56)	$(1.05)	$(1.47)

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

     During the nine months ended September 30, 2004, approximately 250,000 common stock options were exercised. The weighted average fair value of common stock options granted for the three months ended September 30, 2004 and September 30, 2003 was $3.49 and $6.55, respectively. The weighted average fair value of common stock options granted for the nine months ended September 30, 2004 and September 30, 2003 was $4.34 and $5.23, respectively.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2004 presentation.

2. Comprehensive Loss

     For the three months and nine months ended September 30, 2004 and September 30, 2003, our comprehensive loss was as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss	$(20,380)	$(27,759)	$(51,733)	$(67,077)
Other comprehensive loss:
Unrealized holding losses during the period	(448)	(221)	(614)	(363)

Total comprehensive loss	$(20,828)	$(27,980)	$(52,347)	$(67,440)

3. GSK BEXXAR Relationship

     We have a collaborative agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, both companies contribute to the commercialization efforts of BEXXAR therapeutic regimen in the United States and share profits and losses from sales of BEXXAR therapeutic regimen equally.

     We recognize the costs we incur associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a quarterly calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. If the quarterly joint profit or loss calculation results in a reimbursement to be made to Corixa, we record that amount as revenue. If the quarterly joint profit or loss calculation results in a payment to be made by us, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in sales, general and administrative expenses. For the three months and the nine months ended September 30, 2004 our commercial costs related to BEXXAR therapeutic regimen are included in SG&A expenses. For the three months ended September 30, 2004, we recorded co-promotion revenue of $1.1 million resulting from the joint profit or loss calculation. For the nine months ended September 30, 2004, we recorded $1.1 million of co-promotion revenue and approximately $400,000 of co-promotion expense resulting from the joint profit or loss calculation. Cost associated with third party contract production of BEXXAR therapeutic regimen was approximately $7.0 million for the nine months ended September 30, 2004.

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

4. Other Income

     The other income for the nine months ended September 30, 2004, was primarily attributable to a $20 million upfront patent litigation settlement payment from Biogen Idec, Inc., or Biogen Idec, to us net of the portion of the settlement payable to other parties including a $9.9 million payment by us to GSK for their portion of the settlement. The settlement provided for Biogen Idec to pay us and GSK a $20 million upfront settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payment payments on Zevalin sales from January 1, 2004, until such time as all BEXXAR patents expire.

5. Commitments and Contingencies

     From time to time, we are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

6. Subsequent Event

     On October 3, 2004, we issued 3,482,433 shares of our common stock to GSK in connection with the repayment of $15 million outstanding under a loan agreement between our wholly-owned subsidiary Coulter and SmithKline Beecham Corporation, or SKB, a wholly-owned subsidiary of GSK. The loan agreement, as amended, permitted us to repay the outstanding balance either in cash or registered shares of our common stock, at our discretion.

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

     Originally founded to pursue development of leading, proprietary antigen discovery technology, we are emerging as a product development company with multiple product candidates, many in late-stage human clinical trials. Our development efforts are focused on core areas of immunotherapy expertise, including monoclonal antibodies, vaccines and adjuvants, and small molecules called TLR4 agonists and antagonists that stimulate innate immunity. For the nine months ended September 30, 2004, approximately 90% of our revenue resulted from collaborative agreements, and approximately 10% of our revenue resulted from funds awarded through government grants. As of September 30, 2004, we had total stockholders’ equity of $30 million.

     We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts, co-promotion revenues under our agreement with GSK for BEXXAR therapeutic regimen and research adjuvants. Revenue under technology licenses and collaborative agreements typically consist of non-refundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing arrangements.

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the respective agreements, generally the research and development period. Revenue from substantive at-risk milestones and future product royalties is recognized upon completion of the milestones and adjuvant sales, as defined in the respective agreements. Revenue under cost reimbursement contracts is recognized as the related costs are incurred. Co-promotion revenue or expense under our agreement with GSK for BEXXAR therapeutic regimen is determined based on the calculation of joint profit or loss (as defined in the agreement). For the three months ended September 30, 2004, we recorded co-promotion revenue of $1.1 million resulting from the joint profit or loss calculation. For the nine months ended September 30, 2004, we recorded $1.1 million of co-promotion revenue and approximately $400,000 of co-promotion expense resulting from the joint profit or loss calculation. Revenue from adjuvant sales is recognized upon customer acceptance of the product. Payments received in advance of recognition as revenue are recorded as deferred revenue.

     We have entered into, and intend to continue to enter into, collaborative agreements at various stages in the research and development process. We believe that this active corporate partnering strategy provides four distinct advantages:

•	it focuses on our fundamental strength in immunotherapeutic product discovery and selected product development;

•	it capitalizes on our corporate partners’ expertise in product development, manufacturing and commercialization;

•	it may enable us to retain significant downstream participation in product sales; and

•	it reduces our financing requirements.

     Our material collaborative agreements that continue to provide us with funding include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States. Sales of BEXXAR therapeutic regimen in the third quarter of 2004 were $2.5 million. These sales are included in the calculation of the joint or loss statement with GSK;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a license and supply agreement with Australian Nuclear Science and Technology Organization, or ANSTO, to develop, market and sell BEXXAR therapeutic regimen in certain countries within Australasia, including Australia, New Zealand, Singapore, India, Indonesia and China;

•	a development and commercialization agreement with Kirin Brewery Company, Ltd., or Kirin, for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	a corporate partnership with GSK, that provides for tuberculosis vaccine discovery and development and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia;

•	several license and supply agreements with GSK, granting GSK licenses to MPL® adjuvant, our proprietary adjuvant, which is added to a vaccine product to heighten the immune response to the product’s allergens, and certain other adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing; and

•	a license and supply agreement with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing.

     As of September 30, 2004, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $18.5 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development and commercialization programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

Three and Nine Months Ended September 30, 2004 and September 30, 2003

Total Revenue

     Our revenue was $8.9 million for the three months ended September 30, 2004 compared to $7.4 million for the same period in 2003. The 2004 increase compared to 2003 is due primarily to increased researched product sales of $1.7 million and co-promotion revenue from our collaborative agreement for BEXXAR therapeutic regimen of $1.1 million. These increases were partially offset by decreased revenue from our collaborative agreement with Medicis Pharmaceutical Corporation, or Medicis, of $786,000 due to discontinuing development of PVAC in December 2003.

     Our revenue was $22.0 million for the nine months ended September 30, 2004 compared to $36.5 million for the same period in 2003. The 2004 decrease compared to 2003 is due primarily to decreased revenue received from our collaborative agreements with GSK, under which we received a significant milestone payment in 2003, the majority of which resulted from approval milestone revenue under our agreement for BEXXAR therapeutic regimen in 2003, decreased revenue from our collaboration agreement with Medicis of $2.4 million due to discontinuing development of PVAC in December 2003.

     We expect revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, timing and amounts of payments under our existing collaborative agreements and our future sales of BEXXAR therapeutic regimen and our ability to commercialize other products and product candidates.

Research and Development

     Our research and development expenses were $18.0 million for the three months ended September 30, 2004 compared to $21.0 million for the same period in 2003. The 2004 decrease compared with 2003 is due primarily to reduced early stage research and development expense of $3.0 million, due to our focus in 2004 on programs that we believe have the highest chance of near-term commercial success.

     Our research and development expenses were $55.6 million for the nine months ended September 30, 2004 compared to $69.9 million for the same period in 2003. The 2004 decrease compared with 2003 is due primarily to reduced early stage research and development expense of $5.2 million due to our focus in 2004 on programs that we believe have the highest chance of near-term commercial success, reduced cost of production of BEXXAR therapeutic regimen for clinical development activities prior to the commercialization of $3.8 million, a reduction in South San Francisco facilities expense of $3.8 million due to buildings that we subleased in 2003 and a reduction in license fees of $1.6 million due to discontinuing development of PVAC in December 2003.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the approximate costs associated with research and preclinical programs and clinical development programs were as follows (in millions):

	Nine months ended
	September 30,
	2004	2003
Research and preclinical programs	$14.2	$25.8
Clinical development programs	41.4	44.1

Total research and development	$55.6	$69.9

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

     Many of our product development programs are at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. Furthermore, as part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates would be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $9.9 million for the three months ended September 30, 2004 compared to $6.6 million for the same period in 2003. The 2004 increase compared to 2003 is due primarily to the cost associated with the commercialization of BEXXAR therapeutic regimen. We expect SG&A expenses to remain relatively stable over the next twelve months.

     Our SG&A expenses were $24.9 million for the nine months ended September 30, 2004 compared to $15.2 million for the same period in 2003. The 2004 increase compared to 2003 is due primarily to the cost associated with the commercialization of BEXXAR therapeutic regimen.

     We recognize our costs associated with BEXXAR therapeutic regimen commercial related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepare a calculation of the joint profit or loss which considers all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss (as defined in the agreement). If the joint profit or loss calculation results in a reimbursement to be made to us, we record that amount as revenue. If the joint profit or loss calculation results in a payment to be made by us, we record that amount as additional operating expense. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in SG&A expense. For the three months and nine months ended September 30, 2004 our commercial costs related to BEXXAR therapeutic regimen are included in SG&A expenses. Cost associated with third party contract production of BEXXAR therapeutic regimen was approximately $7.0 million for the nine months ended September 30, 2004.

Asset Impairment

     In the third quarter of 2003 we subleased approximately 17,000 square feet of our leased facilities in South San Francisco. In accordance with SFAS No. 144, long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the intangible asset acquired lease, related leasehold improvements and furniture and fixtures. Because the carrying value exceeded the fair value, we recognized an impairment charge of $5.9 million in the third quarter of 2003 related to these assets.

Interest Income

     Our interest income was $559,000 for the three months ended September 30, 2004 compared with $954,000 for the same period in 2003. Our interest income was $2.4 million for the nine months ended September 30, 2004 compared with $2.5 million for the same period in 2003. The 2004 decrease compared with 2003 is due primarily to lower average investment balances during the first nine months of 2004.

Interest Expense

     Our interest expense was $1.8 million for the three months ended September 30, 2004 compared with $1.7 million for the same period in 2003. Our interest expense was $5.4 million for the nine months ended September 30, 2004 compared with $2.5 million for the same period in 2003. The 2004 increase compared to 2003 is due primarily to higher debt balances as a result of our convertible subordinated note financing completed in 2003.

Other (Loss) Income, Net

     Other loss, net was $31,000 for the three months September 30, 2003 compared with $866,000 for the same period in 2003. The 2004 decrease compared to 2003 is primarily due to a reclassification of sublet rental income to reduce rental expense of approximately $879,000. Other income, net was $9.9 million for the nine months ended September 30, 2004 compared with $31,000 for the same period in 2003. The other income for the nine months ended September 30, 2004, was attributable to a $20 million patent litigation settlement payment from Biogen Idec to us net of the portion of the settlement payable to other parties including a $9.9 million payment by us to GSK for their portion of the settlement.

Liquidity and Capital Resources

     At September 30, 2004, we had approximately $134.4 million in cash, cash equivalents and marketable securities as compared to approximately $192.0 million at December 31, 2003. Cash, cash equivalents and marketable securities include $1.9 million in certificates of deposit securing a financing agreement, $14.6 million that secures our loan with NDC, $2.2 million that secure letters of credit related to our leased properties in South San Francisco and a $4.5 million letter of credit that guarantees a portion of our obligations under a facilities lease agreement. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agency securities, with terms not exceeding four years.

     The following are contractual commitments at September 30, 2004 associated with debt obligations, lease obligations, credit lines and minimum purchase commitments (in thousands):

	Payments Due by Period
Contractual Commitment	Total	Remaining 2004	2005	2006-2007	2008-2009	Thereafter
Long-term obligations	$143,977	$21,179	$3,692	$3,090	$101,466	$14,550
Operating leases	110,646	2,065	10,639	18,387	19,421	60,134
Interest on long-term obligations	19,298	1,234	5,840	9,387	2,468	369
Nordion	18,789	517	6,581	11,691	—	—
BI Pharma	18,262	—	4,029	14,233	—	—

Total contractual commitments	$310,972	$24,995	$30,781	$56,788	$123,355	$75,053

     Our contract with Nordion allows for termination after 2007 and accordingly, we have not included purchase commitments after that time. The purchase commitments to BI Pharma and Nordion are shared equally with GSK under our collaborative agreement for BEXXAR therapeutic regimen.

     Included in short-term obligations is a $15 million line of credit that was fully paid on October 3, 2004 in shares of our common stock. Additionally, short-term obligations include a $5 million loan from GSK that, provided we timely complete modifications to our MPL manufacturing facility, we may repay at our option in either cash or shares of our common stock.

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

     Additional financing may be unavailable on acceptable terms, if at all. If we are unable to raise any additional capital as may be required, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product or product candidates.

     Our future capital requirements will depend on many factors, including, among others:

•	successful commercialization of BEXXAR therapeutic regimen including sales and marketing expenses and cost of post-approval clinical trials;

•	the cost of building and maintaining a marketing and sales force;

•	the cost of marketing a product;

•	the time and costs involved in expanding our MPL manufacturing capabilities;

•	continued scientific progress in our discovery, research and product development programs;

•	the time and costs involved in in-licensing an additional late stage (Phase II or beyond) oncology product opportunity;

•	the potential need to develop, acquire or license new technologies necessary or useful to support our products and product candidates;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims; and

•	other factors not within our control.

Important Factors That May Affect Our Businesses, Our Results of Operations and Our Stock Price.

We expect to incur future operating losses and may never achieve profitability.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of September 30, 2004, our accumulated deficit was approximately $1.2 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill-related charges and $18.5 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

•	commercialize BEXXAR therapeutic regimen;

•	manufacture and supply our proprietary adjuvant to our commercial partners;

•	enter into corporate partnerships for product discovery, research, development and commercialization; and

•	obtain regulatory approvals for our product candidates.

     Even if we are successful in the above activities, our operations may not be profitable.

We will need additional capital, and our ability to implement our existing financing plans and secure additional funding is uncertain.

     We may be unable to raise on acceptable terms, if at all, additional capital resources necessary to conduct our operations. If we are unable to raise additional capital as will be required, we will be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates. Our future capital requirements will depend on many factors, including:

•	commercialization of BEXXAR therapeutic regimen, including sales and marketing and costs of post-approval clinical trials;

•	the costs of building and maintaining a marketing and sales force;

•	the costs of marketing a product;

•	the time and costs involved in expanding our MPL manufacturing capabilities;

•	continued scientific progress in our discovery, research and product development programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and product development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors beyond our control.

     We believe that our existing capital resources, together with committed payments under existing corporate partnerships, bank credit arrangements, equipment financing and interest income, will be sufficient to fund our current and planned operations over at least the next 12 months. However, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

     Additional financing may be unavailable on acceptable terms, if at all. If we are unable to raise any additional capital as may be required, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our products and product candidates.

Acceptance of BEXXAR therapeutic regimen in the marketplace is uncertain and failure to achieve market acceptance will limit our potential co-promotion revenue from sales of BEXXAR therapeutic regimen.

     BEXXAR therapeutic regimen requires the establishment of patient referrals between the physician and treatment center and involves significant coordination between the prescribing physician, the treatment center and the radiopharmacy. In addition, doctors that can potentially refer NHL patients to treatment centers to receive BEXXAR may prefer to treat such patients with conventional therapies, such as chemotherapy and non-radiolabeled biologics. If we cannot identify candidate patients and establish patient referrals to treatment centers, we may not be able to gain market share.

     BEXXAR therapeutic regimen requires medical personnel at treatment sites to handle radioactive materials and requires patient-specific dosing calculations. Oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as BEXXAR therapeutic regimen and will either need to engage a trained nuclear medicine physician or a radiation oncologist, or alternatively, receive specialty training to administer BEXXAR therapeutic regimen. In addition, radiopharmacists, nuclear medicine physicians, radiation oncologists may prefer alternative treatment options that do not involve (131) I radioisotope or patient-specific dosing.

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

     Biogen Idec’s product, Zevalin, received FDA approval for commercial sale in the United States in February 2002, approximately 16 months before BEXXAR therapeutic regimen received FDA approval. Zevalin has been approved and is being marketed for the treatment of certain types of NHL in the United States. In addition, in January 2004, the Committee for Proprietary Medicinal Products, a scientific committee that reviews drug product applications for the European Union, approved the commercial sales of Zevalin in Europe. Consequently, Biogen Idec could have a significant advantage over us in sales and marketing of products for the treatment of NHL in the United States and the European Union, and to date Zevalin sales have exceeded sales of BEXXAR therapeutic regimen in each quarter since approval of BEXXAR therapeutic regimen in the United States.

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

     Following the approval of BEXXAR therapeutic regimen in June of 2003, we have built our direct sales force for BEXXAR therapeutic regimen. Our ability to market and sell BEXXAR therapeutic regimen will be contingent on the performance of our sales force, as well as performance by GSK under our BEXXAR therapeutic regimen collaboration agreement. Developing and maintaining an effective sales force will require a significant amount of our financial resources and time. We may be unable to manage an effective sales force in a timely or cost-effective manner, if at all, and our sales force may not be capable of generating sales of BEXXAR therapeutic regimen or other product candidates.

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

     In addition, federal and state governments in the United States, as well as foreign governments, continue to propose and pass new legislation designed to contain or reduce the costs of healthcare. Government cost-control initiatives could decrease the reimbursement for BEXXAR therapeutic regimen. For example, the U.S. Medicare program announced in December of 2003 that it is considering whether to cut reimbursement for certain off-label uses for BEXXAR therapeutic regimen. Inadequate reimbursement levels would reduce the demand for BEXXAR therapeutic regimen or could force us to reduce the price of BEXXAR therapeutic regimen to customers, or a combination of both. Reduced demand for BEXXAR therapeutic regimen, or reduced price, would limit our co-promotion revenues from BEXXAR therapeutic regimen.

We rely on single source manufacturing and we may be unable to consistently manufacture and supply BEXXAR therapeutic regimen for sale.

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

     BEXXAR therapeutic regimen contains a radiolabeled antibody, which is an antibody linked to an isotope. We have no existing internal capacity or experience with respect to manufacturing radiolabeled antibodies for large-scale clinical trials or commercial purposes. We have entered into agreements with Nordion for radiolabeling the Tositumomab component of BEXXAR therapeutic regimen at Nordion’s centralized radiolabeling facility and for supplying the (131) I radioisotope, which Nordion gets from a single-source supplier. Under our agreements with Amersham Health, a subsidiary of Amersham plc. and ANSTO, Amersham Health and ANSTO are responsible for radiolabeling the European and Australasian supplies of the Tositumomab component of BEXXAR therapeutic regimen. In addition, radiolabeled antibody cannot be stockpiled against future shortages due to the 8-day half-life of the (131) I radioisotope. Accordingly, any interruption in supply from Nordion, Amersham Health, ANSTO or another supplier could harm sales of BEXXAR therapeutic regimen in the United States and in other countries if and when it is approved for sale in such other countries. Nordion’s BEXXAR therapeutic regimen radiolabeling facility will be shutdown for approximately two weeks each year during November and/or December for routine preventative maintenance. This annual shutdown will be scheduled but we anticipate that it may have a negative impact on sales of BEXXAR therapeutic regimen during the period encompassing the shutdown.

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

     On June 30, 2003, we and GSK announced that the FDA had approved BEXXAR therapeutic regimen for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation whose disease is refractory to Rituximab and has relapsed following chemotherapy. We also have an immunotherapeutic product that incorporates MPL that has been approved on a named-patient basis in Germany, Spain, Italy and the United Kingdom. In addition, we have received approval in Argentina to sell RC-529 adjuvant as part of a prophylactic vaccine for the prevention of Hepatitis B infection. RC-529 adjuvant is added to the product to heighten the immune response to the product’s antigens.

     We may not be successful in obtaining regulatory approval for any of our other product candidates. In addition, we may not successfully commercialize BEXXAR therapeutic regimen or any product candidates for which approval is obtained.

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

     Our current manufacturing facilities may not be sufficient to support our needs for clinical quantities of our product candidates or commercial quantities of our current products. We have limited experience producing commercial quantities of any product or in producing clinical-grade amounts of our proprietary immunotherapeutic products, including recombinant proteins or antibodies. We currently manufacture only limited quantities of some antigens and several adjuvants. Moreover, our manufacturing facilities must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities cannot pass a pre-approval plant inspection, the FDA approval of our product candidates that we manufacture in-house may be delayed or denied. In connection with our letter agreement with GSK regarding the supply of MPL that we announced on July 26, 2004, or the MPL Supply Agreement, we have determined to dedicate our Hamilton, Montana manufacturing facility to the manufacturing of MPL, including upgrading the facility and increasing output. If we are unsuccessful in increasing output, we may not be able to supply GSK the full guaranteed minimum amounts of MPL in later years. Dedicating the facility to MPL will also require us to out-source all other cGMP manufacturing to third party contract manufacturing organizations.

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

     To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will continue to result from corporate partnerships unless we are able to successfully commercialize BEXXAR therapeutic regimen or obtain approval for and successfully commercialize other products. Payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.

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

     Under our collaborative agreement for BEXXAR therapeutic regimen with GSK, GSK provided us with a $15 million credit line that was fully drawn by Coulter in December 2000 and which we are electing to repay with 3,482,433 shares of our common stock that are covered by a registration statement on Form S-3 filed with the SEC on October 4, 2004. Under a different collaborative agreement with GSK, we have an outstanding loan from GSK in the principal amount of $5 million. In connection with the MPL Supply Agreement with GSK that we announced on July 26, 2004, GSK agreed that we may elect to repay this loan in either cash or shares of our common stock. Should we elect to repay the loan using our common stock, the price of the stock will be calculated as the average per share closing price of our common stock on The Nasdaq National Market as reported in the Wall Street Journal for the 30 day trading period immediately preceding but not including the effective date of the MPL Supply Agreement. Under the MPL Supply Agreement with GSK, we and GSK will agree on a date by which Corixa will make certain modifications to our MPL manufacturing facility. If we have not completed the modifications by 120 days after the agreed date, the loan must be repaid in cash not more than 15 days later.

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

     We have outstanding $100 million aggregate principal amount of convertible notes bearing interest at 4.25% and due in 2008 and as of September 30, 2004, we had outstanding loans to BNP Paribas, GE Capital and NDC totaling $24.1 million, which constitute a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on such debt, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. This debt also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances.

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

     The success of our business strategy depends in part on our ability to enter into multiple corporate partnerships and to manage effectively the numerous relationships that may result from this strategy. We recognized 90% of our revenue from research and development and other funding under our existing corporate partnerships for the three months ended September 30, 2004. For the years ended December 31, 2003, 2002 and 2001, approximately 95% of our revenue resulted from collaboration agreements. If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships, we may be prevented from commercializing our products or product candidates or effectively partnering our products or product candidates.

     Our licenses, in combination with our proprietary discoveries, enable us to enter into partnerships to progress some of our product candidates. Our corporate partnerships generally provide our partners with the right to use technologies owned or licensed by us in research, development and commercialization activities. Our material corporate partnerships include the following:

•	a corporate partnership with GSK to develop and commercialize BEXXAR therapeutic regimen in the United States;

•	a license and supply agreement with GSK Canada to commercialize BEXXAR therapeutic regimen in Canada;

•	a license and supply agreement with ANSTO to develop, market and sell BEXXAR therapeutic regimen in certain countries within Australasia, including Australia, New Zealand, Singapore, India, Indonesia and China;

•	a corporate partnership with Amersham Health to develop and commercialize BEXXAR therapeutic regimen in Europe;

•	several license and supply agreements with GSK, which grant GSK licenses to MPL and several other adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing, and which provide for GSK purchasing minimum quantities of MPL through 2012;

•	a corporate partnership with Kirin for potential WT-1 cancer vaccine products for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma;

•	a corporate partnership with Zambon for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer;

•	corporate partnerships with GSK that provides for vaccine development of breast and prostate cancer vaccines, vaccine discovery and development for tuberculosis, and vaccine discovery programs for two chronic infectious pathogens, Chlamydia trachomatis and Chlamydia pneumonia; and

•	a license and supply agreement with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing.

     Management of our relationships with our corporate partners requires:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific and other personnel.

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

     Since the beginning of 2002 through November 2, 2004, our common stock traded as high as $15.84 and as low as $3.26. The last reported sales price of our common stock on November 2, 2004 was $3.81. If our stock price remains at current levels, we may be unable to raise additional capital on acceptable terms. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

Item 4. Controls and Procedures.

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this report that we file or submit under the Exchange Act is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) See Index to Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE: November 9, 2004	By:	/s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

3.7	Amendment No. 1 to Bylaws	†

3.8	Amendment No. 2 to Bylaws	†

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(G)

4.2	Indenture, dated as of June 13, 2003, between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(H)

10.1*	Letter Amendment to MPL Agreements between Corixa Corporation and SmithKline Beecham Corporation d/b/a GlaxoSmithKline, dated July 20, 2004	(I)

10.2	Form of Letter Agreement Amending Employment Agreement	†

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

*	Confidential treatment has been requested for portions of this exhibit; the omitted material has been separately filed with the Securities and Exchange Commission.

(A)	Incorporated herein by reference to Corixa’s Form 10-K for the year ended December 31, 2003 (File No. 000-22891), filed with the Securities and Exchange Commission on March 9, 2004.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to the Corixa’s Form 10-K (File No. 000-22891), filed with the Securities and Exchange Commission on March 30, 2001.

(G)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(H)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on June 18, 2003.

(I)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on September 24, 2004.

†	Filed herewith.