Form 10-Q/A
period 2004-06-30
CORIXA CORP
filed 2004-12-13
CIK 1042561

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

EXPLANATORY NOTE
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     This amended quarterly report on Form 10-Q/A is being filed solely for the purpose of refiling Exhibit 10.1 in connection with a pending application for confidential treatment. Exhibit 10.1 was originally filed with Corixa’s quarterly report on Form 10-Q on August 4, 2004 and subsequently refiled with Corixa’s amended quarterly report on Form 10-Q/A on October 27, 2004. The redactions to Exhibit 10.1 have been further amended in accordance with a revised application for confidential treatment filed separately by Corixa with the Securities and Exchange Commission and concurrently with this amended quarterly report. Corixa has made no further changes to the previously filed quarterly report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) See Index to Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE: December 13, 2004	By: /s/ MICHELLE BURRIS

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