Form 10-K
period 2004-12-31
CORIXA CORP
filed 2005-03-16
CIK 1042561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 000-22891
Corixa Corporation
(Exact name of registrant as specified in its charter)

Delaware	91-1654387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 9th Avenue, Suite 1100
Seattle, WA 98101
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(206) 366-3700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $232 million as of June 30, 2004, based upon the closing sale price on The Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      There were 59,525,526 shares of the registrant’s Common Stock outstanding as of March 9, 2005.
DOCUMENTS INCORPORATED BY REFERENCE:
      Part III incorporates information by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

CORIXA CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
      In this Annual Report “Corixa” or the “company,” “we,” “us” and “our” refer to Corixa Corporation and our wholly owned subsidiaries.
      CORIXA®, MPL®, POWERED BY CORIXA® and the Corixa logo are registered trademarks of Corixa Corporation. All other brand names, trademarks or service marks referred to in this Annual Report are the property of their respective owners.

PART I
      Our disclosure and analysis in this Annual Report and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenue, and about the expected composition of our revenue;

•	statements about our product development schedule;

•	statements about our expectations for regulatory approval of any of our product candidates;

•	statements regarding expected payments under collaboration agreements;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available equity line facilities and bank borrowings to meet these requirements;

•	statements about our future operational and manufacturing capabilities;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.
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

Item 1.	Business
Overview
      We are a developer of innovative immunology-based products that regulate innate immune responses. These products include:

•	Vaccine Adjuvants — compounds or additives that, when combined with a vaccine, boost the body’s immune response to antigens contained in the vaccine; and

•	TLR4 agonists and antagonists — compounds that interact with a type of cell surface receptor that recognizes distinct molecular signatures presented by invading pathogens and generates an immune response. These responses may be useful in the prevention and/or therapy of many conditions, including seasonal allergic rhinitis, broad infection prevention, chronic obstructive pulmonary disease and inflammatory conditions.

      We are a product development company with multiple product candidates in late-stage human clinical trials. We are driven by an aggressive partnering and manufacturing strategy that we believe will give us an opportunity for sustained and consistent commercial success.
      We were originally incorporated in Delaware as WWE Corp. on Sept. 8, 1994. Our headquarters and our primary research, process development and clinical and regulatory operations are in Seattle, Washington and our adjuvant manufacturing operations are in Hamilton, Montana. The internet address of our corporate website is http://www.corixa.com. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing the information to the SEC. The internet address for the information is http://www.shareholder.com/corixa/edgar.cfm.
Product Development
      Using two primary immunology-based approaches, we are developing innovative immunotherapeutic products that address a range of infectious and inflammatory diseases, allergies and cancers. Our primary immunology-based approaches include:

•	adjuvants designed to increase the effectiveness of our partners’ vaccines; and

•	TLR4 agonists and antagonists designed to regulate innate immune responses.
      Our MPL® adjuvant is the subject of a multi-year guaranteed supply agreement with GlaxoSmithKline Inc., or GSK, and three of our partners’ vaccine products that contain our adjuvants have been approved for sale:

•	GSK’s prophylactic vaccine for the prevention of Hepatitis B in certain high-risk patients contains our MPL adjuvant and has been approved for sale in Europe;

•	Allergy Therapeutics Ltd.’s, or ATL’s, allergy vaccine, contains our MPL adjuvant and has been approved for sale on a named patient basis in Germany, Spain, Italy and the United Kingdom; and

•	Berna Biotech’s prophylactic vaccine for the prevention of Hepatitis B infection contains our synthetic RC-529 adjuvant and has been approved for sale in Argentina.
      In addition, together with our partners, we are conducting late-stage clinical trials for several product candidates targeting a range of infectious and inflammatory diseases, allergies and cancers.
      The following table outlines the approved products that contain our MPL adjuvants and our significant product candidates that are at the clinical stage. These programs, as well as our programs in earlier stages of development are described more fully in the sections following the table below.

Product	Disease	Development Phase	Partner

Adjuvants
MPL adjuvant component in GSK’s Fendrix vaccine	Hepatitis B in certain high- risk patients	Approved in European Union, or E.U.	GSK
MPL adjuvant component in GSK’s Cervarix vaccine	Human Papillomavirus, or HPV, infection, cervical cancer	Two GSK Phase III trials	GSK
MPL adjuvant component in GSK’s Simplirix vaccine	Herpes Simplex Virus, or HSV	GSK Phase III trial	GSK

Product	Disease	Development Phase	Partner

MPL adjuvant component in GSK’s Mosquirix malaria vaccine	Malaria	GSK Phase IIb trial conducted in Mozambique	GSK
MPL adjuvant component in GSK’s tuberculosis vaccine	Tuberculosis	Corixa U.S. Phase I	GSK
MPL adjuvant component in ATL’s Pollinex Quattro vaccine	Certain allergies caused by grasses, trees, weeds and pollens	ATL E.U. Phase III — approved on named patient basis in Germany, Spain, Italy and the U.K.	Allergy Therapeutics
MPL adjuvant component in Biomira’s BLP25 Liposome Vaccine	Non-small cell lung cancer	Biomira expects to initiate a limited human experience trial in 2005	Biomira
MPL adjuvant component in GSK’s HER-2/neu vaccine	Breast cancer	GSK U.S. Phase I	GSK
MPL adjuvant component in GSK’s prostate cancer vaccine	Prostate Cancer	GSK E.U. Phase I	GSK
RC-529 adjuvant component in Berna Biotech’s SUPERVAX vaccine	Hepatitis B	Approved in Argentina	Berna Biotech
TLR4 Agonists and Antagonists
CRX-675 TLR4 agonist	Seasonal allergic rhinitis	Corixa U.S. Phase I	Unpartnered
CRX-527 TLR4 agonist	Infection prevention	U.S. IND filing expected in 2005	U.S. Army
      In the column entitled “Development Phase”:

•	“Phase I” means products that are in, or have completed, Phase I clinical trials, performed to evaluate safety;

•	“Phase II” means products that are in, or have completed, Phase II dose-ranging clinical testing, being tested to further determine safety and efficacy;

•	“Phase III” means products that are in, or have completed, Phase III clinical testing, being tested to determine efficacy; and

•	“IND” means an investigative new drug application.
      We are currently in the process of the transitioning previously developed antibody-based therapeutics and therapeutic vaccines for cancer and infectious disease to our partners or other parties. This process is described more fully in Oncology Business Divestiture on page 10.
Adjuvants
      An adjuvant is a formulated compound or additive that, when combined with a vaccine, boosts the body’s immune response to antigens contained in the vaccine. Our adjuvant technology is based on the fact that certain microbial products have long been recognized as potent immune system regulators and have been shown to induce a broad range of known cytokines, a class of substances that are produced by cells of the immune system and can affect the immune response. Modifications of these microbial products and their physical and biological delivery to the immune system can influence the way cytokines are expressed, as well as the recipient’s own physiological responses. Such responses mimic the normal, protective responses that are initiated during infection or injury. With our partners, we are evaluating the incorporation of our adjuvants in vaccines that are designed to be safer and more effective and to protect against a broad range of diseases.
      MPL Adjuvant. Our flagship adjuvant, MPL adjuvant, is a derivative of the lipid A molecule found in gram-negative bacteria, one of the most potent immune system stimulants. We also own patented technology for extracting MPL adjuvant from bacterial cell walls. Several of our partners are evaluating MPL adjuvant in vaccines for development in infectious disease, allergy and cancer. More than 273,000 doses of MPL adjuvant have been administered to nearly 50,000 patients.

•	Hepatitis B — GSK Fendrix®. On February 8, 2005, we announced that our partner, GSK, received regulatory approval of Fendrix from the European Agency for the Evaluation of Medicinal Products. Fendrix is a novel vaccine designed to prevent infection from Hepatitis B in high-risk groups such as pre-haemodialysis and haemodialysis patients and it includes the GSK Hepatitis B antigen with the addition of our MPL adjuvant.

•	HPV — GSK Cervarixtm. Cervical cancer is the second most common cause of cancer death in women worldwide, with approximately 500,000 new cases occurring annually. According to the World Health Organization scientists believe that infections with oncogenic genotypes of HPV are responsible for most, if not all cervical cancers. A study published in the British medical journal, The Lancet, reported Cervarix was the first vaccine to be 100% effective in protecting women against two strains of HPV (HPV 16 and 18) that are linked to more than 70% of all cases of cervical cancer. GSK has reported that Cervarix has the potential to prevent more than 70% of cervical cancers. Two Phase III trials are underway and GSK expects to file for approval in Europe and countries outside of the United States by 2006.

•	HSV — GSK Simplirixtm. Genital herpes is an infection caused by the herpes simplex virus. There are two types of HSV, HSV-1 and HSV-2, and both can cause genital herpes. According to the Centers for Disease Control and Prevention, or CDCP, 45 million people in the United States ages 12 and older, or 1 out of 5 of the total adolescent and adult population, are infected with HSV-2. Nationwide, according to the CDCP, since the late 1970s, the number of people with genital herpes infection has increased 30%.

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

•	Malaria — GSK Mosquirixtm. In a proof-of-concept study published in the October 16, 2004 issue of The Lancet, researchers reported GSK’s RTS,S/ AS02A malaria vaccine candidate containing our MPL adjuvant protected a significant percentage of children against uncomplicated malaria, infection, and even severe forms of the disease for at least six months. This largest malaria vaccine efficacy trial ever conducted in Africa also re-confirmed the vaccine’s safety in children 1 to 4 years old. Further efficacy studies will be needed before consideration for licensure. The double-blind, controlled trial involved 2,022 children in southern Mozambique and was conducted by the Centro de Investigação em Saude da Manhiça.

•	Tuberculosis Vaccine. On January 14, 2004, we and GSK announced that the United States Food and Drug Administration, or FDA, is allowing the initiation of a Phase I clinical study to evaluate the safety and immunogenicity of a novel, proprietary prophylactic vaccine designed to induce protection against tuberculosis. The trial was conducted in the United States under an IND held by us and was the first study of a recombinant tuberculosis vaccine to be conducted on human volunteers. Grants awarded in the late 1990s from the National Institute of Allergy and Infectious Diseases, or NIAID, part of the NIH, supported research that uncovered the most effective protein-adjuvant combination for this vaccine. The vaccine combines a proprietary, recombinant tuberculosis protein antigen and a GSK proprietary adjuvant formulation that incorporates several adjuvants including our MPL adjuvant.

•	Allergy — ATL Pollinex Quattro. Allergy Therapeutics Ltd., or ATL, incorporates MPL adjuvant as a component in ATL’s Pollinex Quattro, an allergy vaccine that is in Phase III clinical trials in Europe. ATL specifically targets allergies caused by grasses, trees, weeds and pollens. ATL’s allergy vaccine has been approved for sale on a Named Patient Basis in Germany, Spain, Italy and the U.K.

•	Non-small cell lung cancer — Biomira BLP Liposome Vaccine. Biomira plans to incorporate MPL adjuvant as a component in Biomira’s BLP25 Liposome Vaccine for the treatment of non-small cell lung cancer, or NSCLC. Lung cancer is the leading cause of cancer-related deaths for both men and women. The American Lung Association estimates that 173,770 new cases of lung cancer and 160,440 deaths from lung cancer occurred in 2004 in the United States. NSCLC is the most common type of lung cancer, comprising approximately 85% of all cases. NSCLC accounts for approximately 75% to 80% of all primary lung cancers. In April 2004, Biomira announced results from its Phase II clinical trial for the BLP25 Liposome Vaccine and in December 2004, Biomira announced a survival update from that clinical trial that showed that vaccinated patients had not yet reached median survival 23 months post-accrual compared to patients in the control group who had a median survival of 13.3 months.

•	Other Vaccines Containing MPL: Our MPL adjuvant is also a component of the GSK breast cancer vaccine that is based on HER-2/neu, a well-established target in the development of tumor malignancy. This program was initially developed under our multi-field vaccine discovery agreement with our development partner, GSK, and following transfer to GSK, is now in Phase I development. In addition, GSK is also developing a prostate cancer vaccine containing MPL that was initially developed under our multi-field vaccine discovery agreement and is currently in Phase I stage of development.

      RC-529 Adjuvant. On September 8, 2003 we announced the Argentinean approval of SUPERVAX, Berna Biotech’s prophylactic vaccine containing our synthetic RC-529 adjuvant for the prevention of Hepatitis B infection. Developed by Berna Biotech, the vaccine combines Berna Biotech’s Hansenula polymorpha-based recombinant Hepatitis B antigen with our RC-529 adjuvant.
      Clinical results for SUPERVAX showed seroprotection of more than 95% of the individuals vaccinated with SUPERVAX containing our RC-529 adjuvant after only two vaccinations delivered one month apart.
TLR4 Agonists and Antagonists
      The Innate Immune Response. We have developed a class of synthetic compounds that interact with a type of immune system cell surface receptor, known as a toll-like receptor, that when stimulated, initiates the body’s innate immune response. Innate immunity provides a first line of defense against a variety of pathogens. Toll-like receptors, or TLRs, recognize “molecular signatures” presented by invading pathogens and are involved in turning on and turning off critical aspects of the innate immune response. Our synthetic compounds mimic these molecular signatures and, depending on their structure, can either turn on or turn off innate immune reactions.
      There are ten kinds of TLRs, and each recognizes a different class of infectious agent. Our synthetic compounds are recognized by toll-like receptor 4, or TLR4, which can be found on a range of antigen-presenting cell types, including hematopoietic, or blood-forming, cells, many epithelial cells, and cells associated with vascular stability. We are exploring the use of these synthetic compounds as stand alone therapies based on their recognition by TLR4.
      We have discovered that some of our synthetic compounds can act as agonists, or stimulants of TLR4 based innate immune responses and some can act as antagonists, or deactivators, of the innate immune response. The structures of our synthetic compounds are all slightly different. We have screened several of our TLR4 agonists and antagonists for their ability to protect animals from viral, bacterial, fungal and parasitic infection or to function as anti-inflammatory agents in animal models of human disease.
      We intend to pursue several indications using our TLR4 agonists and antagonists as stand alone immunotherapeutic and prophylactic agents. Potential applications for the agonists include their use in treatment of seasonal or perennial rhinitis, allergies, asthma, upper airway resistance to biological warfare agents and chronic obstructive pulmonary disease, which is often triggered by respiratory viral infections such that treatment with antibiotics is often ineffective. Potential applications for the antagonists include their use as novel therapies for inflammatory bowel disease, or IBD, rheumatoid arthritis and inflammatory lung diseases such as cystic fibrosis.
      In September 2003, the U.S. Army Medical Research and Materiel Command awarded us a 3-year contract for $2.7 million to develop biomarkers for exposure to Corixa’s synthetic TLR4 agonists that are being tested for prevention of airway infections.
      In December 2003, the NIAID, part of the NIH, awarded us an $11.6 million,5-year contract to develop our proprietary synthetic molecules that act on TLR4. Our research focuses on drug candidates with the potential to generate protective immunity against a wide variety of infectious agents for the purpose of treating and preventing infectious disease.

TLR4 Agonists.

•	CRX-675. Seasonal Allergic Rhinitis is characterized by an overproduction of the cytokines in the nasal mucosa and associated with atopic or allergic sensitization. Administration of certain of our TLR4 agonist CRX-675 has been shown in animal models to significantly decrease allergic rhinitis. We initiated a Phase I human clinical trial in 2004 and expect the final report from the study in late 2005.

•	CRX-527. CRX-527 is an additional TLR4 agonist currently in development, which is capable of stimulating nonspecific resistance to viral and bacterial pathogens at the mucosal and systemic level in preclinical models. CRX-527 is biologically active when administered to mucosal surfaces, where it stimulates nonspecific protection and has the potential to activate a mucosal immune response. We intend to file an IND with the United States FDA in 2005 and expect to begin Phase I human clinical testing in early 2006.

•	Other. We are currently evaluating other TLR4 agonist candidates for use in the treatment of seasonal or perennial rhinitis, allergy, asthma, upper airway resistance to biological warfare agents and chronic obstructive pulmonary disease. Our preclinical studies indicate that our TLR4 agonist candidates are absorbed into the body and are biologically active at mucosal, or mucous membrane, surfaces. The tolerability and effectiveness demonstrated by preclinical mucosal delivery models indicate that aqueous formulations of the agonist may be useful in treating or preventing atopic diseases of the respiratory tract.
      TLR4 Antagonists. Our TLR4 antagonist lead candidate has shown the ability to quantitatively block signaling through TLR4 and therefore has potential use as an anti-inflammatory compound in IBD and other inflammatory disease indications. Several formulations of the antagonist, including an aqueous formula and stable emulsion formula are under development. We are also exploring whether the antagonist may be formulated and delivered orally.

Corporate Partnerships
      As a developer of immunology-based products, we remain committed to existing collaborations and the pursuit of select partnerships with pharmaceutical, biopharmaceutical and diagnostic companies. We focus our partnership efforts on partnering our core technologies at various stages in the research, development and commercialization processes. We target partners that have the expertise and capability to develop, manufacture and commercialize products. In our corporate partnerships, we seek to fund our research, development and commercialization expenses through research reimbursement, milestone payments, collaborative agreements, credit lines and option, technology or license fees. We also seek to retain significant downstream participation in product sales through either profit sharing or product royalties paid on annual net sales.
Adjuvants
      GSK: Manufacture and Supply Agreement. We entered into a manufacturing and supply agreement, or the MPL Supply Agreement, with GSK in July 2004 covering the production of our MPL adjuvant, which is a component in GSK’s future vaccines currently undergoing clinical trials, vaccines awaiting regulatory approval and Fendrix, which has received regulatory approval in the European Union.
      The MPL Supply Agreement, which runs through 2012, guarantees payment to us for supplying GSK with increasing annual quantities of MPL adjuvant, peaking in 2008 at the current maximum output of our Hamilton, Montana, MPL adjuvant manufacturing facility (approximately 2 kilograms/year). Under the terms of the MPL Supply Agreement, we agreed to expand current good manufacturing practice, or cGMP, compliant MPL adjuvant production capacity in association with anticipated approvals of GSK vaccines that contain MPL adjuvant.
      In exchange for a multi-million dollar licensing fee, we granted GSK a co-exclusive license to manufacture MPL adjuvant in amounts in excess of our maximum annual output. The MPL Supply Agreement can be renewed at GSK’s option for multiple, 3-year periods beyond 2012.
      Other elements of the MPL Supply Agreement include:

•	increased base pricing and annual price increases for MPL adjuvant;

•	payment of royalties to Corixa by GSK on all GSK vaccines containing MPL adjuvant until 10 years after market introduction of GSK’s HPV vaccine; and

•	a provision for Corixa to repay a prior $5 million loan from GSK with 1,099,000 shares of Corixa common stock instead of cash at our option.
      Finally, the MPL Supply Agreement provides for GSK and Corixa to co-fund a multi-year MPL adjuvant development program for a large-scale production process. Improvements in the process derived from this work will be co-owned by us and GSK. If the modified process is implemented and results in increased Corixa plant production capacity, and if GSK then revises orders of MPL adjuvant to levels above those currently contemplated, then GSK will receive a prenegotiated discount on the amount of MPL adjuvant it orders over and above today’s plant capacity of approximately 2 kg per year.
      GSK: Product License Agreements. We have licensed our MPL adjuvant to GSK under three separate agreements for use in infectious disease vaccines, under one agreement for use in cancer vaccines and under one agreement for use in products to treat and prevent allergic reactions. MPL adjuvant is a component in GSK’s Fendrix vaccine, in late-stage GSK vaccine candidates Cervarix and Simplirix and in GSK’s Phase II malaria vaccine candidate.
      Under the first agreement, entered into in 1991, we granted GSK exclusive, worldwide rights to use MPL adjuvant in vaccines in several infectious disease fields, including Hepatitis B and Plasmodium falciparium, the parasite that causes malaria. Under the agreement, GSK has agreed to pay us transfer payments for supplies of MPL adjuvant and royalties upon commercialization of products developed under the agreement.

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
      Under the third agreement, effective in 1995, we granted GSK rights to use MPL adjuvant in cancer vaccines. The license is nonexclusive, with the option for exclusivity for up to 10 specific cancer antigens. In addition to annual license fees, GSK has agreed to pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of therapeutic or prophylactic cancer vaccines incorporating MPL adjuvant.
      Under the fourth agreement, effective in 1996, we granted GSK rights to use MPL adjuvant in an additional group of vaccines against infectious diseases, including HPV and tuberculosis. The license is exclusive for HPV vaccines, co-exclusive for tuberculosis vaccines, and nonexclusive for additional infectious disease vaccines. In addition to annual license fees, GSK has agreed to pay us transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating MPL adjuvant.
      Under the fifth agreement, effective in 1999, we granted GSK rights to use MPL adjuvant in an additional group of vaccines to treat and prevent allergic reactions. GSK has agreed to pay us annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the agreement. GSK has agreed to also purchase its clinical and commercial quantities of MPL adjuvant from us and pay royalties on any commercial sales of approved allergy vaccines.
      Allergy Therapeutics Ltd. In 1996, we entered into a license and supply agreement with ATL under which we licensed MPL adjuvant to ATL for use in allergy vaccines to treat and prevent allergic reactions. Under our agreement with ATL, ATL has agreed to pay us annual license fees prior to, and minimum annual royalties subsequent to, regulatory approval of any allergy vaccine developed under the agreement. ATL has agreed to also purchase its clinical and commercial quantities of MPL adjuvant from us and pay royalties on any commercial sales of approved allergy vaccines.
      Biomira Inc. In October 2004, we entered into license and supply agreements with Biomira under which we granted Biomira a nonexclusive, worldwide, license to our MPL adjuvant for use in the continued development of Biomira’s BLP25 Liposome Vaccine. Under the agreement, Biomira paid us an up-front fee and has agreed to pay us milestone payments and earned royalty payments.
      Berna Biotech. In February 2002, we entered into a license and supply agreement with Berna Biotech’s subsidiary, Rhein Biotech N.V., or Rhein, under which we granted Rhein a co-exclusive, worldwide, license to our RC-529 adjuvant for use in developing a Hepatitis B vaccine. Under the agreement, Rhein paid us an up-front fee and has agreed to pay us milestone payments, annual license fees until commercial launch of a product and earned royalty payments or annual license fees after launch of a product. SUPERVAX, Berna Biotech’s prophylactic vaccine containing Corixa’s RC-529 adjuvant, was approved in September 2003 for the prevention of Hepatitis B infection in Argentina.
      Wyeth. We are also a party to a license agreement and related supply agreement with Wyeth that was amended and restated effective September 28, 2001. Under the amended and restated license agreement we granted Wyeth exclusive use of RC-529 adjuvant and MPL adjuvant for a specific autoimmune vaccine, co-exclusive use in certain infectious and autoimmune disease fields and nonexclusive use in one infectious disease field. Under the supply agreement, we will provide Wyeth commercial quantities of RC-529 adjuvant and MPL adjuvant for use in any vaccines that Wyeth may develop under the license agreement. Under the agreements, Wyeth has agreed to pay us an annual license fee until a threshold level of earned royalties is met, transfer payments for supplies of RC-529 adjuvant and MPL adjuvant and annual minimum and earned royalty payments when commercial sale of vaccines are made.

      Aventis. In March 2004, we entered into license and supply agreements with Aventis Pasteur, or Aventis, under which we granted Aventis co-exclusive and nonexclusive worldwide rights for our RC-529 adjuvant for use in multiple infectious disease fields. The agreements include a provision that allows for Aventis to add additional nonexclusive vaccine fields in the future, subject to their availability and future payments to us by Aventis. Under the terms of the license agreement, Aventis paid us an up-front fee and has agreed to pay us success-based milestones payments and earned royalty payments. Under the terms of the supply agreement, Aventis has committed to placing annual orders for supply of RC-529 adjuvant based on clinical trial and commercial forecasts.
TLR4 Agonists and Antagonists
      U.S. Army. In September 2003, we entered into a $2.7 million contract with the U.S. Army Medical Research and Materiel Command to develop biomarkers for exposure to Corixa’s synthetic TLR4 agonists that are being used for potential prevention of airway infections. The contract will expire in August 2006. The three primary objectives of this contract are to develop surrogate biomarkers for measuring efficacy of Corixa’s TLR4 agonist-mediated protection against airway infections, to produce a GMP production lot of one of Corixa’s synthetic TLR4 agonists, including completion of initial toxicological studies, and to plan for the initiation of human clinical trials with an aerosolized TLR4 agonist.
      NIAID/NIH. In December 2003, we entered into an $11.6 million, 5-year contract with the NIAID to develop drug candidates with the potential to generate protective immunity to a wide variety of infectious agents. In connection with the NIAID sponsored program we will be conducting preclinical testing of our proprietary TLR4 targeted compounds. Our existing preclinical research has shown that an experimental nasal spray can suppress infection with influenza virus and another common virus, the respiratory syncitial virus, as well as a number of bacterial organisms that infect the airways. We have shown that a single intranasal dose can provide a window of protection in preclinical models that lasts approximately 1 week. We hope to develop a new type of prophylactic product that provides continuous protection within 12 to 24 hours after the first intranasal dose is delivered (vaccines can take weeks to months to generate protection).
Oncology Business Divestiture
      Through our acquisition of Coulter Pharmaceuticals, or Coulter, in 2000, we acquired BEXXAR therapeutic regimen, which was approved by the FDA in June 2003 for the treatment of patients with CD20 positive, follicular, non-Hodgkin’s lymphoma, or NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. NHL is a form of cancer that affects the blood, bone marrow and lymphatic tissues. BEXXAR therapeutic regimen is dual-action therapy that pairs the tumor-targeting ability of a cytotoxic (cancer killing) anti-B1monoclonal antibody, or Tositumomab, and the therapeutic potential of radiation (Iodine-131) with patient-specific dosing. Combined, these agents form a radiolabeled monoclonal antibody, Iodine I 131 Tositumomab, that is able to bind to the target antigen CD20 found on NHL cells, thereby initiating an immune response against the cancer and delivering a dose of radiation directly to tumor cells.
      On December 31, 2004, we transferred to GSK all of our rights and responsibilities, costs and certain assets associated with commercial and clinical development of BEXXAR therapeutic regimen on a worldwide basis. In return, GSK has agreed to pay us development and sales milestones and royalties based on sales of BEXXAR therapeutic regimen in the United States, Canada and Australasia. We and GSK will continue to equally share royalties on Zevalin sales according to the terms of the previous patent litigation settlement with Biogen Idec Inc., or Biogen Idec. As part of the transfer, we have agreed to provide GSK with transition services until approximately June of 2005. Approximately 160 of our employees were terminated in December 2004 in connection with the transfer. Forty-four of these employees were retained to provide the transition services to GSK. Upon the transfer, we immediately began restructuring our operations in South San Francisco and Seattle to focus our future operations on the adjuvant business and further development of our TLR4-based compounds.

      We are in the process of exiting oncology product development in vaccines and antibodies following the sale of our rights to BEXXAR therapeutic regimen. We intend to focus our future operations on our growing adjuvant business and the further development of proprietary TLR4-based compounds. Discussions are ongoing with current partners and other parties interested in the purchase or transfer of our cancer vaccine and antibody target assets, which include the below partnerships.
      On January 13, 2005, we announced that we had entered into a license agreement with Genentech, Inc., or Genentech, under which we granted Genentech an exclusive worldwide license to a novel target for the possible development of humanized antibody-based therapeutics. Under the terms of the agreement, we received a $1.6 million up-front license fee, and may receive up to an additional $8.25 million in future success-based payments upon completion of certain regulatory and commercial milestones in addition to royalty payments on product sales. Genentech will be responsible for development and commercialization costs of any potential therapeutic based on our antibody target.
      On January 5, 2005, we announced that we had entered into a license agreement with Gen-Probe, Inc., or Gen-Probe, under which we granted Gen-Probe the rights to develop molecular diagnostic tests for approximately 50 potential genetic markers in the areas of prostate, ovarian, cervical, kidney, lung and colon cancer. Under the terms of the agreement, Gen-Probe has gained access to specific Corixa intellectual property covering multiple genetic sequences related to potential markers for various cancers. These markers include AMACR for prostate and colon cancers, CA125 for ovarian cancer, and L523S for cervical and lung cancers. In exchange, Gen-Probe paid us a $1.6 million initial access fee, and will pay us an additional $3.2 million in two equal access fees in January of 2006 and 2007, unless Gen-Probe terminates the agreement. Gen-Probe has agreed to also pay us up to $2 million on a product-by-product basis if certain regulatory and commercial milestones are achieved. In addition, Gen-Probe has agreed to pay us royalties on sales of any products developed using our intellectual property.
      We have completed our GSK-funded discovery research on prostate cancer vaccines, Her-2/neu, mammaglobin and other breast cancer vaccines, and ovarian and colon cancer vaccines that were exclusively licensed to GSK under our Multi-Field Vaccine Agreement. In 2003, we obtained from GSK the right to develop one prostate cancer vaccine, one breast cancer vaccine and all ovarian cancer vaccines based on our prior efforts under the Multi-Field Vaccine Agreement. We are now discussing the sale or out-licensing of our interest in these programs.
      We are also discussing with third parties the sale or out-licensing of our interest in our lung cancer vaccine that is the subject of a partnership with Zambon Group spa and its subsidiaries, collectively referred to herein as Zambon, and an exclusive license in Japan to the pharmaceutical division of Japan Tobacco, Inc., or JT, as well as and our WT-1 vaccine program that is the subject of a partnership with Kirin Brewing Co., or Kirin.
      In the area of antibody-based therapeutics, we are discussing with third parties the sale or out-licensing of our interest in antibody targets and related antibodies developed under our partnerships with Medarex, Inc., or Medarex, and Abgenix, Inc. as well as the prostate, breast, and colon cancer antibody targets developed but not licensed to GSK under the Multi-Field Agreement, the ovarian cancer antibody targets developed under the Multi-Field Agreement and returned to us by GSK in 2003 as well as lung cancer antibody targets.
Other Relationships
      IDRI. In December 2003, we granted to the Infectious Disease Research Institute, or IDRI, an exclusive worldwide license to Leish 111-f, our investigational vaccine for the treatment of various forms of leishmaniasis. Pursuant to a service agreement between us and IDRI, in 2004 we completed the Leish 111-f vaccine Phase I clinical trial in the United States that we initiated in January 2003. IDRI is responsible for all other development and commercialization activities in connection with Leish 111-f vaccine.

      Introgen. In July 1999, we entered into a license agreement with Introgen Therapeutics, Inc., or Introgen, under which we granted Introgen an exclusive gene therapy license to the MDA-7 gene that induces apoptosis in a diverse group of cancer cells. Introgen’s INGN 241 product candidate, which includes the MDA-7 gene, is undergoing safety and efficacy testing in a Phase I/ II clinical trial to evaluate antitumor activity. This trial has demonstrated that in patients with various solid tumors, INGN 241 is well tolerated, produces the desired pharmacologic protein that is in turn biologically active, displays minimal toxicity and can lead to tumor regression.
Patents and Proprietary Technology
      Our success depends in part on our ability to obtain, protect and enforce commercially valuable patents. We try to protect our proprietary positions by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to developing our business. As of December 31, 2004, we owned, had licensed or had options to license 154 issued United States patents that expire at various times between 2005 and 2022, and had 121 patent applications pending with the United States Patent and Trademark Office.
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
      We attempt to protect our trademarks by filing for United States and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not allow for protection of our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. Our trademark for MPL adjuvant is currently the subject of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for MPL adjuvant in Europe.
Government Regulation
      Any products that we develop are subject to regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.
      The regulatory process, which includes extensive preclinical studies and clinical trials of each clinical candidate to study its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. We cannot assure you that the clinical trials of our product candidates under development will demonstrate the safety and efficacy of those product candidates to the extent necessary to obtain regulatory approval.
      The nature and extent of the governmental pre-market review process for our potential products will vary, depending on the regulatory categorization of particular products. We believe that the FDA and comparable regulatory bodies in other countries will regulate our vaccine and other immunotherapeutic products and related pharmaceutical products as biologics or drugs. The necessary steps before a new biological product may be marketed in the United States ordinarily include the following:

•	preclinical laboratory and animal studies;

•	submission to the FDA of an IND, which must become effective before clinical trials may commence;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of a Biologics License Application , or BLA, or New Drug Application, or NDA; and

•	FDA review and approval of the BLA or NDA before the product is commercially sold or shipped.
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
      The results of pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA or NDA for approval of the manufacture, marketing and commercial shipment of the product. The testing and approval process is likely to require substantial time, effort and resources, and we may be unable to obtain approval on a timely basis, if at all. Regarding any BLA or NDA, the FDA may take a number of actions, including the following:

•	deny the BLA or NDA if applicable regulatory criteria are not satisfied;

•	require additional testing or information; or

•	require post-market testing and surveillance to monitor the safety or efficacy of the product.
      Delays in obtaining regulatory approvals:

•	would adversely affect the marketing of any products we develop;

•	could impose significant additional costs on us;

•	would diminish any competitive advantages that we may attain; and

•	could adversely affect our ability to receive royalties and generate revenue and profits.
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
      Any diagnostic products developed by us or our corporate partners are likely to be regulated as medical devices. In the United States, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness:

•	Class I — (general controls) — e.g., labeling, pre-market notification and adherence to GMP and quality system regulation, or QSR;

•	Class II — (general controls and special controls) — e.g., performance standards and post-market surveillance; and

•	Class III — (pre-market approval).
      Before a new device can be marketed, its manufacturer generally must obtain marketing clearance through either a pre-market notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a pre-market approval application, or PMA. A 510(k) clearance typically will be granted if a company establishes that its device is “substantially equivalent” to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of a PMA. A 510(k) clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical trials. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from 4 to 12 months from the date of submission to obtain clearance of a 510(k) submission. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the PMA process. An FDA determination of “not substantially equivalent,” a request for additional information, or the requirement of a PMA could delay market introduction of products that fall into this category. Furthermore, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of any device, cleared through the 510(k) process would require new 510(k) submissions.
      If a device does not qualify for the 510(k) pre-market notification procedure, a company must file a PMA. The PMA requires more extensive pre-filing testing than required for a 510(k) pre-market notification and usually involves a significantly longer review process. A PMA must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate the device’s safety and efficacy. If clinical trials are required, and the device presents a “significant risk,” an investigational device exemption application must be filed with the FDA and become effective prior to the commencement of clinical trials. If the device presents a “nonsignificant risk” to trial subjects, clinical trials may begin on the basis of appropriate institutional review board approval. Clinical investigation of medical devices may involve risks similar to those involved in the clinical investigation of pharmaceutical products.
      A PMA may be denied if applicable regulatory criteria are not satisfied, and the FDA may impose certain conditions upon the applicant, such as post-market testing and surveillance. The PMA review and approval process can be expensive, uncertain and lengthy, and approvals may not be granted on a timely basis, if at all.
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
Competition
      The biotechnology and biopharmaceutical industries are intensely competitive. Many companies and institutions compete with us in developing alternative therapies to treat or prevent infectious diseases or inflammatory conditions, including the following:

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
Manufacturing
      We manufacture pharmaceutical-grade products to supply our previous and ongoing clinical trials. In addition, we manufacture preclinical and clinical supplies of adjuvants for our corporate partners, government agencies and academic researchers. Our primary focus is the manufacture of bulk MPL adjuvant at our Hamilton, MT facility. We have entered into a long-term supply agreement with GSK for bulk quantities of MPL adjuvant. In order to meet the minimum requirements of this contract we are undergoing a facility upgrade and expansion of our manufacturing capacity. We believe that our existing facilities will be sufficient to meet the minimum supply requirements for GSK in addition to our other customer demands. Should we require additional capacity in the future, we have space to expand our manufacturing facility in Hamilton, Montana. We continue to manufacture small quantities of TLR4 agonist formulations for our preclinical and clinical studies. We also manufacture small quantities of adjuvant formulations for our licensee’s development programs. We manufacture and sell small quantities of research adjuvants for academic purposes.
      We have outsourced the cGMP manufacture of our RC-529 adjuvant and our TLR4 agonists for preclinical, clinical supply and commercialization. In addition, we are in the process of transferring some of our adjuvant formulations and fill/finish operations to third party contract manufacturers.
Marketing and Distribution
      As a result of our sale of BEXXAR therapeutic regimen and related assets to GSK and a subsequent reduction in headcount, we no longer have sales or marketing personnel. We have distribution personnel only for our adjuvants, and we do not plan to have sales, marketing or further distribution capabilities in the near future. As a result, we intend to rely on our corporate partners to commercialize products that incorporate our adjuvants and will likely rely on corporate partners to commercialize certain of our potential TLR4 agonist and antagonist products.

Employees
      As of December 31, 2004, we had 263 employees, 35 of whom hold degrees at the doctorate level. Of these employees, 89 are engaged in, or directly support research and development activities, 23 are in production, and 67 are in administration and business positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 2.	Properties
      We conduct operations at two sites. Our headquarters are in Seattle, Washington, where we lease approximately 150,000 square feet of laboratory, discovery, research and development and general administration space. In addition, we own a 35-acre complex near Hamilton, Montana which includes a 60,000 square foot building containing laboratory, pilot plant, commercial manufacturing, marketing and administrative facilities. The leases for the Seattle facilities expire in January 2011 and November 2019. We believe our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.
      We are in the process of closing our South San Francisco facility where we currently occupy approximately 25,000 square feet of space that is currently used for our transitional operations related to the sale of BEXXAR therapeutic regimen to GSK. During 2003 we subleased to third parties approximately 125,000 square feet of our South San Francisco facility. The lease for the South San Francisco facility expires in 2010, with an option to renew for two additional 5-year periods.

Item 3.	Legal Proceedings
      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of securities holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price range of common stock
      Our common stock has been quoted on Nasdaq under the symbol “CRXA” since our initial public offering in October 1997. Prior to this date our common stock did not trade publicly.

      The following table shows our high and low sales prices of our common stock as quoted on Nasdaq for each of the quarters indicated.

	High	Low

2003
First Quarter	6.92	5.16
Second Quarter	8.92	6.40
Third Quarter	9.89	6.69
Fourth Quarter	9.00	5.22
2004
First Quarter	6.95	5.76
Second Quarter	7.23	4.15
Third Quarter	5.32	3.26
Fourth Quarter	4.76	3.26
      As of March 9, 2005 we had 1,520 holders of record of our common stock.
Dividend Policy
      We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column(a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,791,845	$8.80	2,010,869
Equity compensation plans not approved by security holders	—	—	—

Total	12,791,845	$8.80	2,010,869

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Collaborative agreements	$16,927	$29,911	$43,587	$54,147	$33,917
Product sales	4,547	3,031	2,547	981	726
Government grants	3,482	2,403	2,604	2,937	2,331

Total revenue	24,956	35,345	48,738	58,065	36,974
Operating expenses:
Research and development	62,322	84,054	94,039	134,993	60,186
Sales, general and administrative and intangible amortization	10,254	11,762	19,043	80,553	12,499
Manufacturing	3,246	1,380	2,043	726	419
Restructuring	1,906	2,452	3,436	2,335	—
Impairment of lease-related assets(1)	2,572	18,491	—	—	—
Acquired in-process research and development(2)	—	—	—	—	629,700
Goodwill impairment(3)	—	—	161,060	—	—

Total operating expenses	80,300	118,139	279,621	218,607	702,804

Loss from operations	(55,344)	(82,794)	(230,883)	(160,542)	(665,830)
Interest and other income, net	5,926	1,554	23,484	12,505	4,999

Loss before discontinued operations and cumulative effect of change in accounting principle	(49,418)	(81,240)	(207,399)	(148,037)	(660,831)
Discontinued operations(4)	(26,989)	(2,679)	—	—	—
Cumulative effect of change in accounting principle(5)	—	—	—	—	(6,338)

Net loss	(76,407)	(83,919)	(207,399)	(148,037)	(667,169)
Preferred stock dividend	(595)	(948)	(767)	(1,730)	(9,887)

Net loss applicable to common stockholders	$(77,002)	$(84,867)	$(208,166)	$(149,767)	$(677,056)

Basic and diluted loss per common share before discontinued operations and cumulative effect of change in accounting principle	$(0.87)	$(1.53)	$(4.65)	$(3.61)	$(31.53)
Discontinued operations per share	$(0.48)	$(0.05)	$—	$—	$—
Cumulative effect of change in accounting principle per share	$—	$—	$—	$—	$(0.30)
Basic and diluted net loss applicable to common stockholders(6)	$(1.36)	$(1.60)	$(4.67)	$(3.66)	$(32.30)
Shares used in computation of basic and diluted net loss per common share	56,569	52,981	44,611	40,961	20,961

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the 2004 and 2003 impairment of lease related assets.

(2)	The $629.7 million reflects the amount of allocated in-process research and development, or IPR&D, that we acquired in the 2000 Coulter acquisition.

(3)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the 2002 goodwill impairment charge.

(4)	See Note 11 of Notes to Consolidated Financial Statements for an explanation of the 2004 discontinued operations.

(5)	Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the period of our continuing involvement, generally the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We had previously recognized nonrefundable up-front license fees as revenue when the technology was transferred and when all significant contractual obligations relating to the fees had been fulfilled. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

(6)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of the number of shares and the method used to calculate basic and diluted net loss per common share.

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$116,187	$191,985	$116,757	$118,723	$194,738
Working capital	72,878	106,783	55,792	41,824	144,504
Total assets	191,201	250,566	196,106	367,382	504,334
Long-term obligations, less current portion	119,110	108,138	6,920	27,657	33,422
Redeemable common stock	—	—	—	2,000	2,000
Accumulated deficit	(1,270,967)	(1,194,560)	(1,110,641)	(903,242)	(755,205)
Total stockholders’ equity	20,292	80,956	128,392	281,765	404,575

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.
Summary of Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact us in the future, actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue
      Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement, generally the research and development period. Generally, our collaborative agreements include a research and development phase that spans a specified time period. However, in certain cases the collaborative agreement specifies a research and development phase which culminates with the completion of a development work plan but does not have a fixed date and requires us to estimate the time period over which the work plan will be performed and therefore, the period over which revenue should be recognized. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering experience with similar projects, level of effort and stage of development. If our estimate of the research and development time period increases the amount of revenue we recognize related to up-front license and technology access fees for a given period would decrease.

Asset Impairments
      We performed an impairment test on goodwill on March 13, 2002, due to the presence of impairment indicators as described in Note 1 of Notes to Consolidated Financial Statements. This impairment test involved a two-step approach. Step one required estimating the fair value of the company and comparing it to the carrying value of recorded net assets. Since the carrying value of the recorded net assets exceeded the estimated fair value, we performed the second step that required allocating the fair value to all of our assets and liabilities, including unrecorded intangibles, to determine the deemed fair value, if any, of goodwill. Both steps required us to make significant assumptions and estimates, including determining our fair value and the fair value of our assets and liabilities. In addition, this process required us to estimate future cash flows from our research and development projects in process and the applicable discount rates. We engaged an independent third-party valuation specialist to assist us in our impairment analysis. The analysis resulted in a $161.1 million goodwill impairment charge in the first quarter of 2002, which represented the write-off of all goodwill existing as of the date of the test. In the event that future acquisitions result in goodwill, we will be required to perform this test on at least an annual basis.
      As a result of the sublease of approximately 117,000 square feet of our leased facilities in the second and third quarters of 2003, we identified an indicator of impairment of our long-term lease related assets. We determined that the assets were not recoverable and reduced the carrying value of the assets to their fair value. The fair value was determined based on estimated current market rental rates. We recognized a loss of $18.5 million.
      In December 2004, in connection with GSK’s acquisition of our rights to BEXXAR therapeutic regimen and our plans to close our remaining South San Francisco facilities, we reviewed the remaining lease related assets for potential impairment. We determined that the undiscounted cash flows related to a potential sublease would be less than the carrying value of the recorded lease intangible and leasehold improvements. Because the carrying value exceeded the fair value, we recorded an impairment loss of $2.6 million.
Overview
      We are a developer of innovative immunotherapeutic products that regulate innate immune responses. These products include:

•	Vaccine Adjuvants — compounds or additives that, when combined with a vaccine, boost the body’s immune response to antigens contained in the vaccine; and

•	TLR4 agonists and antagonists — compounds that interact with a type of cell surface receptor that recognizes distinct molecular signatures presented by invading pathogens and generates an immune response. These responses may be useful in the prevention and/or therapy of many conditions, including seasonal allergic rhinitis, broad infection prevention, chronic obstructive pulmonary disease and inflammatory conditions.
      We are a product development company with multiple product candidates, many in late-stage human clinical trials. We are driven by an aggressive partnering and manufacturing strategy that we believe will give us an opportunity for sustained and consistent commercial success.
      We generate revenue from technology licenses, collaborative research and development arrangements, cost reimbursement contracts and adjuvant product sales. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments.
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
      Revenue from collaborative agreements was 68%, 85% and 89% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Revenue from product sales was 18%, 9% and 5% for the years ended December 31, 2004, 2003 and 2000, respectively. Revenue from government grants and contracts was 14%, 6% and 6% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had total stockholders’ equity of $20.3 million.
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
      Our material collaborative agreements that provided us with funding during 2004 include the following:

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

the terms of the extension, GSK was required to fund one-half of the actual cost of the tuberculosis program and the cost of the chlamydia program for a 2-year period.

In January 2003, we and GSK entered into new agreements to further advance the development of multiple solid tumor vaccines. Following expiration of the funded research period for the cancer fields under the original agreement, one of the new agreements extends our and GSK’s collaborative efforts into vaccine development and potential proof-of-principle clinical trials. Under the terms of this new agreement, GSK granted us a worldwide, exclusive license to develop a vaccine candidate for prostate cancer and a vaccine candidate for breast cancer. As a part of this agreement, GSK retains the option to buy-back exclusive worldwide rights for either or both vaccine candidates following the completion of proof-of-principle clinical trials. If GSK exercises its buy-back rights, we have the option of participating in further development, up to and including a sharing of promotion rights in the United States. The buy-back price will be based on our research costs incurred under this new agreement, plus a premium of 25% and up to an additional $3.0 million depending on the stage of development at the time GSK exercises its buy-back option. In the event GSK does not exercise its buy-back option, we will be free to develop the vaccines alone or with other partners and have agreed to pay GSK success- based milestones and royalties in the event of product sales. Under these new agreements, we are responsible for providing resources and development funding of up to $32 million to complete proof-of-principle clinical studies over a period of time in excess of 5 years. At December 31, 2004, we had provided approximately $10.6 million resource and development funding. This funding will be used to pay for GMP grade material, production and clinical trials for prostate and breast cancer vaccine development efforts.

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

If we materially breach our new agreement for the development of a breast cancer vaccine candidate and prostate cancer vaccine candidate because of our failure to perform the development program, the rights to those vaccine candidates will revert to GSK and we will also be deemed to be in material breach of our new agreement under which we acquired from GSK the ovarian cancer rights and diagnostic and T cell product rights related to our cancer antigens that were included in our original agreement. If GSK terminates our new agreement that covers ovarian cancer, diagnostics and T cell products because of our material breach, then all of the rights under that agreement will revert to GSK with the exception of any rights we may have granted to any third parties before the termination, and we will be required to pay GSK twice the amount of revenue we received from those third parties as would have been paid to GSK had the agreement not been terminated for our material breach.

Prior to December 31, 2004, we had a collaboration agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which was approved in June, 2003 by the FDA for the treatment of patients with CD20 positive, follicular, NHL, with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, both companies contributed to the commercialization efforts of

BEXXAR therapeutic regimen in the United States and shared profits and losses from GSK’s sales of BEXXAR therapeutic regimen equally. We recognized the costs we incurred associated with BEXXAR therapeutic regimen related activities such as the cost of co-promotion revenue and sales and promotion costs in our statement of operations. We and GSK then prepared a quarterly calculation of the joint profit or loss which considered all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. The result of this sharing calculation was either a reimbursement from GSK to Corixa or a payment from Corixa to GSK and was recorded in our statement of operations as co-promotion revenue. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in sales, general and administrative expenses. For the year ended December 31, 2004, we recorded $2.2 million of co-promotion revenue which is recorded in discontinued operations.

Under the terms of the agreement, GSK agreed to reimburse us for certain clinical and manufacturing development costs and pay us for the achievement of certain defined clinical development, regulatory and sales milestones. In 2004, we recognized revenue of $4.3 million for the reimbursement of clinical and other development costs from GSK which is recorded in discontinued operations.

On December 31, 2004, we transferred to GSK all worldwide rights and responsibilities related to the manufacturing, development and commercialization of the BEXXAR therapeutic regimen. According to the agreement we will continue to receive development and sales milestones and royalties based on sales of BEXXAR therapeutic regimen in the United States, Canada and Australasia. We and GSK will continue to equally share royalties on Zevalin sales according to the terms of the previous patent litigation settlement with Biogen Idec. We have recorded our BEXXAR therapeutic regimen activities as a discontinued operation in our statement of operations as discussed in Note 11 of Notes to Consolidated Financial Statements.

•	GSK: Manufacture and Supply Agreement. We entered into a manufacturing and supply agreement with GSK in July 2004 covering the production of our MPL adjuvant, which is a component in GSK’s future vaccines currently undergoing clinical trials, vaccines awaiting regulatory approval and Fendrix, which has received regulatory approval in the European Union.

The agreement, which runs through 2012, guarantees payment to us for supplying GSK with increasing annual quantities of MPL peaking in 2008 at the current maximum output of our Hamilton, Montana, MPL manufacturing facility (approximately 2 kilograms/year). Under the terms of the agreement, we agreed to expand cGMP compliant MPL production capacity in association with anticipated approvals of GSK vaccines that contain MPL adjuvant.

We received a multi-million dollar up-front licensing fee and will grant GSK a co-exclusive license to manufacture MPL adjuvant at amounts over and above our maximum annual output. The manufacturing agreement can be renewed at GSK’s option for multiple, three-year periods beyond 2012. Other elements of the agreement include: increased base pricing and annual price increases for MPL adjuvant; and payment of royalties to Corixa by GSK on all GSK vaccines containing MPL adjuvant until 10 years after market introduction of GSK’s HPV vaccine.

In connection with the MPL manufacturing and supply agreement, we amended the terms of an existing $5 million outstanding loan from GSK whereby they agreed that we may elect to repay this loan in either cash or 1,099,000 shares of our common stock.

Amounts receivable from GSK at December 31, 2004 and 2003 were $8.2 and $4.1 million, respectively. For the year’s ended December 31, 2004, 2003 and 2002, approximately 23%, 19% and 42% of our revenue resulted from collaborative agreements with GSK.

•	Genentech. In December 2004, we entered into a license agreement with Genentech, under which we granted Genentech an exclusive worldwide license to a novel target for the possible development of humanized antibody-based therapeutics. Under the terms of the agreement, we received a

$1.6 million one-time nonrefundable license fee, and may receive up to an additional $8.25 million of future success-based payments upon completion of certain regulatory and commercial milestones in addition to royalty payments on product sales. Genentech is responsible for development and commercialization costs of any potential therapeutic based on our antibody target.

•	Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health, a subsidiary of Amersham plc agreed to market BEXXAR therapeutic regimen in Europe. Under the terms of a stock purchase agreement with Amersham Health, we sold $15 million of shares of our common stock to Amersham Health. Upon execution of the agreement Amersham Health purchased 271,343 shares of our common stock for approximately $5 million at a price of $18.43 per share, which represented a forty percent premium of approximately $1.4 million to the then current market value of our common stock. The premium was accounted for as a nonrefundable up-front license payment and was deferred and recognized as revenue ratably over the development term of the agreement. Following our partial option exercises in October 2001 and December 2002, on May 14, 2003, we completed the exercise of our option to sell up to $15 million of shares of our common stock to Amersham Health when we sold 721,814 shares of our common stock to Amersham Health at a price per share of $6.927 for a total purchase price of approximately $5 million. On December 10, 2004, we and Amersham Health terminated the development, commercialization and license agreement. In connection with the termination, Amersham paid us a $3 million termination fee in accordance with the terms of the agreement which is recorded in discontinued operations.

•	Wyeth. We have license and supply agreements with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious and autoimmune disease fields that Wyeth is developing. These agreements grant Wyeth exclusive, co-exclusive and nonexclusive license rights depending on the disease field. Under the terms of the agreements, Wyeth pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue related to our agreements with Wyeth of $1.8 million, $2.5 million and $2.0 million in 2004, 2003 and 2002, respectively.

•	Zambon Group and JT. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the 3-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non-small cell lung cancer vaccine. In December 2002, we recorded a milestone payment of $1.0 million from Zambon in connection with the filing of our IND for a lung cancer vaccine candidate in the United States. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program, in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non-small cell, lung carcinoma vaccine candidate in Japan. Under the terms of our amended agreement with JT, JT will continue to hold an exclusive license to this vaccine candidate for development and commercialization in Japan, and we will hold all rights in North America and in those territories not previously licensed to Zambon. In connection with the restructuring of the JT agreement, we and JT have agreed to pay each other fees, milestones and royalties in the event that development milestones and product sales are achieved. We recognized revenue of $831,000, $993,000 and $6.9 million in connection with our agreements in 2004, 2003 and 2002, respectively.

•	Kirin. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we granted Kirin exclusive rights to develop and market vaccine products resulting from our WT-1 vaccine candidate in Asia/ Australasia. We and Kirin have agreed to share WT-1 vaccine commercialization rights and Kirin has agreed to fund one-half of the research and development costs in North America. We will retain marketing rights for the potential vaccine in Europe. Upon entering into the agreement, Kirin paid us $3 million in up-front license fees, which is being recognized as revenue over the estimated research and development term. Under the terms of the agreement, Kirin has agreed to co-fund development of WT-1 vaccine candidate and pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia. In connection with this agreement, we recognized revenue of $2.8 million in 2004 and $2.3 million in 2003.

Kirin has the right to terminate our agreement in the event of our material breach. Kirin may also choose not to terminate the agreement for our material breach, no matter when the breach occurs, but instead may keep its licenses intact rather than pursue any other rights and remedies, in which case all of Kirin’s payment obligations to us will be reduced. Kirin has the right to terminate our agreement at any time in North America, Asia or both territories, and in any of these cases Kirin must pay us a termination fee. Both we and Kirin have the right to terminate the agreement before commercial launch of the first product if together we determine there are no products worthy of further development or if any product causes irreversible or development limiting toxicity. However, if Kirin chooses to terminate the agreement due to toxicity, we have the right to continue product development ourselves and depending on further development Kirin may be obligated to pay us a termination fee. If we choose to terminate the agreement due to toxicity, Kirin will have the right to continue product development and pay us royalties in the event of product sales. Kirin also has the right to terminate our agreement in the event product development and commercialization is prevented due to certain third party intellectual property positions. Kirin also has the right to terminate our agreement if no product has successfully completed clinical trials by 10 years after the effective date, if no product has achieved regulatory approval in the United States or Japan by 12 years after the effective date, if our performance is delayed by at least 18 months as a result of force majeure or if we terminate or breach a third party license under which Kirin is a sublicensee and if, as a result, Kirin is sued or Kirin’s rights under our agreement are materially diminished. In addition, Kirin also has the right to terminate the agreement in the event of our bankruptcy or insolvency.

•	Medicis. In August 2000, we entered into a multiyear development, commercialization and license agreement covering our psoriasis immunotherapeutic product, PVACtm treatment, with Medicis Pharmaceutical Corporation, or Medicis. Under the agreement we provide Medicis exclusive rights to PVAC treatment in the United States and Canada. Medicis made a nonrefundable payment of $17 million upon effectiveness of the agreement. In December 2003 we announced that we had discontinued development of PVAC treatment due to phase II trial results that confirmed PVAC therapy failed to provide a statistically significant benefit versus placebo. We also terminated our license agreement with Medicis. In connection with the termination of the license agreement, Medicis has no additional funding obligations. As a result of discontinuing development of PVAC treatment, we recognized $5 million of revenue and $2.5 million of expense that was previously deferred and was related to the initial Medicis payment received in 2000.
      As of December 31, 2004, our accumulated deficit was approximately $1.3 billion, of which $679.4 million is attributable to the write-off of acquired IPR&D costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $21.1 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development programs and the purchase of technology. As noted above, the funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program costs in the future. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and product sales. Our ability to achieve a consistent, profitable level of operations depends in large part on entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for our products and successfully manufacturing and marketing our products once they are approved. Even if we are successful in the aforementioned activities our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.
Results of Operations
      We have reclassified amounts related to BEXXAR therapeutic regimen operations from approval (in June 2003) through December 31, 2004 to discontinued operations.

Years Ended December 31, 2004, 2003 and 2002
Revenue
      Our revenue was $25.0 million for 2004, $35.3 million in 2003 and $48.7 million in 2002. The 2004 decrease in revenue compared with 2003 is primarily due to decreased revenue from our collaborative agreement with Medicis of $7.9 million due to discontinuing development of PVAC in December 2003, decreased revenue received from our collaborative agreement for the development and commercialization of BEXXAR therapeutic regimen with GSK of $2.9 million prior to approval of BEXXAR therapeutic regimen, decreased revenue received from our vaccine development agreements with GSK of $1.8 million and decreased revenue of $1.3 million from Zenyaku Kogyo Co., Ltd. related to our PVAC agreement. These decreases were partially offset by revenue received from our license agreement with Genentech of $1.6 million, increased product sales of $1.4 million and increased revenue from our government grants and contracts of $1.1 million.
      The 2003 decrease in revenue compared with 2002 is primarily due to the anticipated expiration of the funded research phases of certain of our collaborative agreements, including decreases of $6.9 million related to our vaccine development agreement with GSK, $4.0 million related to our lung cancer vaccine partnership with JT, $1.9 million related to our lung cancer vaccine partnership with Zambon and $1.4 million related to our therapeutic antibody agreement with Purdue Pharma L.P., or Purdue Pharma. In addition, reimbursement revenue from our collaborative agreement for BEXXAR therapeutic regimen with GSK decreased $4.1 million and revenue from our collaborative agreement with Beaufour Ipsen related to our proprietary ANERGIX vaccine platform decreased approximately $1.7 million. These decreases were partially offset by increases resulting from revenue which had previously been deferred from our collaboration with Medicis of $4.7 million as a result of discontinuing development of PVAC in December 2003 and increased revenue of $2.3 million related to our WT-1 cancer vaccine agreement with Kirin.
      Product sales consist primarily of sales of adjuvants manufactured in our Montana facility.
      Revenue under government grants and contracts was $3.5 million in 2004, $2.4 million in 2003 and $2.6 million in 2002.
      We expect revenue to fluctuate in the future depending on our ability to enter into new collaboration agreements, timing and amounts of payments under our existing collaboration agreements and our ability to commercialize our potential products.

Expenses

Research and Development Expenses
      Our research and development expenses were $62.3 million for 2004, $84.1 million in 2003 and $94.0 million in 2002. The 2004 decrease in expense compared with 2003 is due primarily to reduced early stage research and development expense of $12.9 million due to our focus in 2004 on programs that we believe have the highest chance of near-term commercial success, a reduction in license fees payable to Genesis Research and Development Corporation, Ltd. of $4.7 million due to discontinuing development of PVAC in December 2003, a reduction in South San Francisco facilities expense of $2.0 million due to buildings that we subleased in 2003 and reduced cost of production of BEXXAR therapeutic regimen for clinical development activities prior to approval of $2.2 million.
      The 2003 decrease in expense as compared with 2002 was due primarily to reduced early stage research and development expense of $8.0 million as we focused on programs with the highest chance of near-term commercial success, a reduction in deferred compensation expense of $1.2 million related to options assumed in the Coulter acquisition and a reduction in South San Francisco facilities expense of $2.7 million due to buildings that we subleased in 2003. These decreases were partially offset by an increase of $2.3 million resulting from fees paid to Genesis Research and Development Corporation, Ltd., or Genesis, that were previously deferred and amortized over the estimated development period prior to discontinuing development of PVAC in December 2003 and $1.7 million resulting from manufacturing development activities associated with our adjuvants and TLR4 product candidates.
      Our research and development activities can be divided into research and preclinical programs and clinical development programs to treat cancer and infectious disease. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in millions):

	2004	2003	2002

Research and preclinical programs	$42.1	$35.8	$42.3
Clinical development programs	20.2	48.3	51.7

Total research and development	$62.3	$84.1	$94.0

      Because of the large number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, our research and development costs are not directly tied to any individual project and are allocated among multiple projects. We manage our projects by reviewing scientific data and by supplementing this data with our cost allocations. Our cost allocations are based primarily on human resource time incurred on each project. The costs allocated to a project as a result do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis. Costs attributed to research and preclinical projects largely represent our pipeline generating activities. Costs associated with clinical development programs represent the advancement of these activities into product candidates.
      Most of our product development programs are at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. Furthermore, as part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates would be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled

“Important Factors That May Affect Our Businesses, Our Results of Operations and Our Stock Price.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.
      We recorded deferred compensation of $29.2 million associated with the Coulter acquisition in 2000, which represents the intrinsic value of the unearned options of Coulter employees existing at the date of acquisition. Deferred compensation was fully amortized during 2004. We amortized $15,000, $188,000 and $1.3 million of deferred compensation to research and development expense in 2004, 2003 and 2002, respectively.
      We expect research and development costs to fluctuate as we continue to develop a pipeline of potential products.

Sales, General and Administrative Expenses
      Our sales, general and administrative expenses were $10.3 million for 2004, $11.8 million in 2003 and $19.0 million in 2002. The 2004 decrease in expense compared with 2003 is primarily due costs associated with the commercialization of BEXXAR therapeutic regimen prior to FDA approval (in June 2003) of $3.4 million, partially offset by increases in other administrative expenses.
      The 2003 decrease in expense as compared with 2002 is primarily due to workforce reductions in 2002 of $2.3 million, legal fees related to our patent infringement litigation with Biogen Idec prior to FDA approval of BEXXAR therapeutic regimen and pre-commericalization costs related to BEXXAR therapeutic regimen of $2.1 million.
      We expect sales, general and administrative expenses to continue to fluctuate in the future.

Manufacturing
      Our manufacturing costs were $3.2 million for 2004, $1.4 million in 2003 and $2.0 million in 2002. Manufacturing cost consists primarily of the costs of adjuvant production in our Montana facility. The increase in 2004 manufacturing cost was primarily due to increased adjuvant production compared with the prior year. We expect manufacturing costs to increase in the future as production of MPL adjuvant increases.

Restructuring
      As a result of the transfer of BEXXAR therapeutic regiment to GSK and discontinuation of oncology product development, we recorded a restructuring charge in the fourth quarter of 2004, a portion of which is included in discontinued operations, of $3.8 million that consisted of employee severance and benefits. As of December 31, 2004 we had paid $169,000 of the total restructuring charge. The remaining severance and benefits will be paid in 2005. We expect to record additional charges in 2005 of up to $1.5 million related to these workforce reductions as certain employees involved in the transition of BEXXAR therapeutic regimen to GSK complete their transition activities. We expect to incur additional non-cash charges as we enter into potential sublease arrangements in the future.
      In 2003 and 2002 we incurred restructuring charges of $2.5 million and $3.4 million, respectively in connection with workforce reductions.

Impairment of Lease Related Assets and Goodwill
      In December 2004, in connection with GSK’s acquisition of our rights to BEXXAR therapeutic regimen and our plans to close our remaining South San Francisco facilities, we reviewed the remaining lease related assets for potential impairment. We determined that the undiscounted cash flows related to a potential sublease would be less than the carrying value of the recorded lease intangible and leasehold improvements. Because the carrying value exceeded the fair value, we recorded an impairment loss of $2.6 million.

      In 2003 we subleased approximately 117,000 square feet of our leased facilities in South San Francisco. Upon entering into the sublease agreements an estimate of the undiscounted future cash flows attributable to the subleases was performed and was determined to be less than the carrying amount of the intangible asset acquired lease, related leasehold improvements and furniture and fixtures. Because the carrying value exceeded the fair value, we recognized an impairment charge of $18.5 million related to these assets.
      On March 12, 2002, we received a second complete review letter from the FDA regarding our BLA for BEXXAR therapeutic regimen. In the complete review letter, the FDA stated that additional clinical studies would be required to provide sufficient evidence of the safety and net clinical benefit of BEXXAR therapeutic regimen. Upon announcement of the complete review letter from the FDA, the value of our common stock declined. In management’s opinion, this decline in our stock price represented an indication of impairment of recorded goodwill. In accordance with SFAS 142, an interim test of goodwill impairment was performed as of March 13, 2002. The impairment test involves a two step approach. Under step one of the test we compared our estimated fair value based upon the market price of our common stock to the carrying value of our equity. Because the carrying value of our equity exceeded our fair value, we performed step-two of the test which involved allocating our fair value (the reporting unit) to all of our assets and liabilities to determine how much, if any, of the excess value should be allocated to goodwill. The results of the impairment test indicated that the entire balance of goodwill was impaired and accordingly we recognized a $161.1 million goodwill impairment charge in the first quarter of 2002.
Interest Income
      Our interest income decreased to $2.9 million for 2004, from $3.4 million in 2003 and from $4.3 million in 2002. The 2004 decrease in interest income as compared with 2003 is due primarily to lower cash and investment balances in 2004.
Interest Expense
      Our interest expense was $6.8 million in 2004 as compared with $4.4 million in 2003 and $2.3 million in 2002. The 2004 increase in interest expense as compared with 2003 is due primarily to higher debt balances as a result of our convertible subordinated note financing completed in June of 2003.
Other Income, Net
      Our other income was $9.8 million for 2004 compared with $2.5 million in 2003 and $21.5 million in 2002. The 2004 increase in other income as compared to 2003 is due primarily to a $20 million up-front patent litigation settlement payment from Biogen Idec to us net of the portion of the settlement payable to other parties including a $9.9 million payment by us to GSK for their portion of the settlement. The settlement provided for Biogen Idec to pay us and GSK a $20 million up-front settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004, until such time as all BEXXAR therapeutic regimen patents expire. Other income in 2003 includes a $2.5 million gain from additional consideration received from our 2002 asset sale to Medarex. Other income in 2002 includes $22.0 million from the sale of specific preclinical assets and other equipment to Medarex.
Loss from Discontinued operations
      Our loss from discontinued operations was $27.0 million for 2004 and $2.7 million for 2003. We have recorded our BEXXAR therapeutic regimen activities as a discontinued operation in our statement of operations. Discontinued operations include BEXXAR therapeutic regimen co-promotion revenue, clinical reimbursement revenue, clinical development and regulatory milestone revenue and the cost of all commercial activities with separately identified cash flows from the date of approval (in June 2003) through the date of disposition that will no longer be present in the ongoing entity subsequent to the disposal. We have also recorded the loss on the transfer of raw material inventory and certain equipment transferred to GSK in discontinued operations.
Liquidity and Capital Resources
      We have financed our operations primarily through funding from collaborative agreements and the issuance of equity and debt instruments. For the previous 3 years, we have received cash of approximately $140.4 million from collaborative research agreements and grants, approximately $96.3 million from the sale of convertible subordinated notes, approximately $71.2 million from the sale of 11 million newly issued shares of our common stock and 1.9 million five-year warrants to purchase common stock in private placements to select institutional and other accredited investors, $21 million from the sale of preclinical assets to Medarex, $22.8 million from bank loans, approximately $10 million from the issuance of common stock under a collaborative agreement with Amersham Health and $5.1 million from the issuance of common stock under our equity line facility with BNY Capital Markets, Inc., or CMI. During 2004, 2003 and 2002 we received total research and development funding of $10.0 million under our vaccine discovery collaboration with GSK.
      As of December 31, 2004, we had approximately $116.2 million in cash, cash equivalents and securities available-for-sale of which $23.2 million are restricted as to their use. As of December 31, 2004, future funding available under terms of our existing agreements is approximately $144.0 million excluding milestone payments, which are contingent upon the success of the research.
      The following are contractual commitments at December 31, 2004 associated with debt obligations, lease obligations and credit lines (in thousands):

	Payments Due by Period

Contractual Commitment	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Long-term obligations	$127,799	$8,694	$3,089	$101,466	$14,550
Operating leases	108,685	10,690	18,439	19,421	60,135
Interest on long term obligations	18,064	5,840	9,387	2,468	369

Total contractual commitments	$254,548	$25,224	$30,915	$123,355	$75,054

      We are responsible for providing resources and development funding of up to $32 million over a period in excess of 5 years related to a collaborative agreement with GSK. At December 31, 2004, we have provided approximately $10.6 million of the total $32 million of resource and development funding. The funding consists of our personnel and external costs associated with preclinical and clinical development activities.
      We are also required to pay dividends on our preferred stock. The dividend can be paid in cash or common stock, at our option. The maximum amount of cash that would be paid in a year would be $2.5 million and the maximum number of shares of common stock that would be issued is 146,828.
      In June 2003, we sold $100 million of 4.25% convertible subordinated notes due in 2008 to a qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are convertible into our common stock at a conversion price of $9.175 subject to adjustment in certain circumstances. We pay interest on the notes on January 1 and July 1 of each year, beginning on January 1, 2004. The notes mature on July 1, 2008.
      In March 2004, NDC New Markets Investments IV, L.P., or NDC, of which Wells Fargo Community Development Corporation is a limited partner, pursuant to a promissory note and credit agreement, provided a loan of approximately $14.6 million to us to support our construction costs at the Ninth and Stewart Life Sciences Building in Seattle. The term of the loan is 7 years. We pay interest only during the term of the loan, with a balloon principal payment due on March 1, 2011. The note bears interest at LIBOR plus 0.8%. NDC will forgive up to $3.3 million of the loan beginning in 2008 if we are in compliance with the terms and conditions of the note and the credit agreement. Pursuant to a security agreement between us and NDC, the loan and the debt service reserve from NDC is fully secured by securities available for sale.
      During 2004, we used $59.1 million of cash in our operations, compared with $52.5 million in 2003 and $45.0 million in 2002. The increase in cash used in operations in 2004 as compared to 2003 is due primarily to the cost associated with the commercialization of BEXXAR therapeutic regimen which is recorded as a discontinued operation. Our investing activities provided cash of $30.3 million in 2004, compared with cash used of $92.9 million in 2003 and cash provided of $9.5 million in 2002. The increase in cash provided by investing activities in 2004 was primarily due to reduced purchases of available-for-sale-securities partially offset by purchases of property and equipment associated with our Seattle facility. Our financing activities provided cash of $10.5 million in 2004 as compared to $134.9 million in 2003 and $49.5 million in 2002. The decrease in 2004 of cash received from financing activities was due primarily to the net proceeds of approximately $96.3 million from our sale of 4.25% convertible subordinated notes received in 2003 and net proceeds of $28.4,million from the sale of common stock in a private placement offering.
      For 2004, 2003 and 2002, we invested $26.4 million, $6.7 million and $6.3 million, respectively, in property and equipment.
      We believe that our existing capital resources, together with committed payments under our existing corporate partnerships, bank credit agreements, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, we intend to seek additional corporate partnerships, and also may seek additional funding through:

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
New Accounting Pronouncements
      On December 16, 2004, the FASB issued FAS 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95”, which is effective for public companies in periods beginning after June 15, 2005. We will be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are currently evaluating option valuation methodologies and assumptions of FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.
      In September 2004, the FASB issued FSP 03-1-1 delaying the effective date for applying paragraphs 10-20 of EITF 03-1 “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments”. Paragraphs 10-20 provide guidance for evaluating whether impairments of debt and equity holdings are “other-than-temporary” and require immediate recognition in earnings. The effective date for applying the accounting guidance of EITF 03-1 is currently under review by the FASB. The disclosure requirements of EITF 03-1 remain unchanged and were effective for fiscal periods ending after December 15, 2003. We have included the required disclosures within this report.

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
      At December 31, 2004, we had long-term obligations outstanding of approximately $119.1 million. Our payment commitments associated with these debt instruments are comprised of interest payments, principal payments, or a combination thereof. The market value of our fixed rate debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest. The carrying value of our variable rate debt approximates fair value because the interest rate changes as market rates change. The fair value of our convertible debt is base on quoted prices.
      The table below summarizes the estimated effects on the fair value of securities available-for-sale and convertible notes and fixed rate bank loans based on hypothetical increases and decreases in interest rates. It is assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the following table:

		Estimated	Fair Value	Hypothetical
		Hypothetical	After	Percentage
		Change in	Hypothetical	Change in
		Interest Rate	Change in	Stockholders’
	Fair Value at	(bp = basis points)	Interest Rate	Equity

	(In thousands)
December 31, 2004
Assets:
Securities available-for-sale	$97,629	100 bp decrease	$99,162	6.7%
		100 bp increase	96,131	(6.5)%
		200 bp increase	94,675	(12.9)%
		300 bp increase	93,261	(19.1)%
Liabilities:
Fixed rate debt	$88,309	100 bp decrease	$91,515	(14.0)%
		100 bp increase	85,267	13.3%
		200 bp increase	82,379	26.0%
		300 bp increase	79,635	38.0%
December 31, 2003
Assets:
Securities available-for-sale	$155,095	100 bp decrease	$157,917	3.5%
		100 bp increase	152,354	(3.4)%
		200 bp increase	149,691	(6.7)%
		300 bp increase	147,117	(9.9)%
Liabilities:
Fixed rate debt	$104,290	100 bp decrease	$108,094	(16.7)%
		100 bp increase	100,681	15.8%
		200 bp increase	97,254	30.8%
		300 bp increase	94,000	45.0%

*	Less than 1%
Important Factors That May Affect Our Businesses, Our Results of Operations and Our Stock Price.

We are changing the focus and scale of our manufacturing efforts and may encounter problems or delays that could result in lost revenue.
      In connection with our agreement with GSK regarding the supply of MPL adjuvant that we announced on July 26, 2004, or the MPL Supply Agreement, we have determined to dedicate our Hamilton, Montana manufacturing facility to the manufacturing of MPL, including upgrading the facility and increasing output. If we are unsuccessful in increasing output, we may not be able to supply GSK the full guaranteed minimum amounts of MPL adjuvant in later years, which may result in transfer of manufacturing to GSK and related decrease in royalties payable to us by GSK on GSK’s vaccines that include our MPL adjuvant.
      Our manufacturing facilities must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our existing or expanded facilities cannot pass a pre-approval plant inspection, FDA approval or regulatory approval outside of the United States of our partners’ vaccine candidates may be delayed or denied. The consequent lack of supply of MPL adjuvant could delay our partners’ clinical programs, limit sales of commercial products that contain MPL adjuvant or result in the breach or termination of our agreements to supply MPL adjuvant to third parties.

      Dedicating the facility to production of MPL adjuvant will also require us to out-source all other cGMP manufacturing to third party contract manufacturing organizations. We intend to rely on third-party contract manufacturers to produce cGMP grade RC-529 adjuvant and TLR4 agonists and antagonists for clinical trials and product commercialization. Either we or our contract manufacturers may be unable to manufacture these products at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the regulatory approval of our product candidates may be delayed or denied.

We expect to incur future operating losses and may never achieve profitability.
      We have experienced significant operating losses in each year since our inception on September 8, 1994. As of December 31, 2004, our accumulated deficit was approximately $1.3 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill-related charges and $21.1 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research, development and manufacturing programs and the purchase of technology. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements and research grants. Our ability to achieve a consistent, profitable level of operations depends in large part on the manufacture and supply of our MPL adjuvant to GSK, entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

•	manufacture and supply our proprietary adjuvants to our commercial partners;

•	enter into corporate partnerships for product discovery, research, development and commercialization; and

•	obtain regulatory approvals for our product candidates.
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
      We may be unable to raise on acceptable terms, if at all, additional capital resources necessary to conduct our operations. If we are unable to raise additional capital as will be required, we will be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates. Our future capital requirements will depend on many factors, including:

•	the time and costs involved in expanding our MPL adjuvant manufacturing capabilities;

•	continued scientific progress in our discovery, research and product development programs;

•	progress with preclinical studies and clinical trials;

•	the ability of our partners to commercialize products containing technology we developed, including BEXXAR therapeutic regimen and vaccines containing our MPL and RC-529 adjuvants;

•	the magnitude and scope of our discovery, research and product development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors beyond our control.
      We believe that our existing capital resources, together with committed payments under adjuvant supply contracts and existing corporate partnerships, bank credit arrangements, equipment financing and interest income, will be sufficient to fund our current and planned operations over at least the next 18 months. However, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

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
      In December 2004, we transferred BEXXAR therapeutic regimen and substantially all of our assets related to BEXXAR therapeutic regimen to GSK in exchange for contingent royalty and milestone payments. BEXXAR therapeutic regimen was our primary approved product and after this sale, we are at an early stage in the development of the majority of our remaining product candidates. Three of our partners’ vaccine products that contain our adjuvants have been approved for sale: Berna Biotech’s prophylactic vaccine for the prevention of Hepatitis B infection contains our synthetic RC-529 adjuvant and has been approved for sale in Argentina, ATL’s allergy vaccine contains our MPL adjuvant and has been approved for sale on a named patient basis only in Germany, Spain, Italy and the United Kingdom, and GSK’s Fendrix prophylactic vaccine designed to prevent infection from Hepatitis B in high-risk groups such as pre-haemodialysis and haemodialysis patients contains our MPL adjuvant and has been approved for sale in the European Union. Other than these products, we have no existing approved products, and we may be unable to commercialize any additional products.
      Development of therapeutic and prophylactic immunology-based products is subject to risks of failure inherent in their development or commercial viability. Also, physicians, patients or the medical community generally may not accept or utilize any products that may be developed by our corporate partners or us. These risks include the possibility that any such products may:

•	be found unsafe or cause harmful side effects during clinical trials;

•	be found to be ineffective;

•	take longer to progress through clinical trials than had been anticipated;

•	fail to receive necessary regulatory approvals;

•	be difficult or impossible to manufacture in commercial quantities at reasonable cost and with acceptable quality;

•	be uneconomical to market;

•	fail to be developed prior to the successful marketing of similar products by competitors;

•	be impossible to market because they infringe on the proprietary rights of third parties or compete with products marketed by third parties that are superior;

•	not be as effective as alternative treatment methods;

•	not qualify for reimbursement from government and third-party payors; and

•	fail to achieve market acceptance.
      Any products successfully developed by us or our corporate partners, if approved for marketing, may never achieve market acceptance. Such products will compete with products manufactured and marketed by other major pharmaceutical and other biotechnology companies. If we do not successfully develop and market our products, either alone or with our corporate partners, we will not generate revenue and our business will suffer.

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

If we are unable to complete patient enrollment for our clinical trials on a timely basis, the development and commercialization of our product candidates will be delayed and, as a result, our business may be harmed.
      If we are unable to enroll patients in our clinical trials in sufficient numbers and on a timely basis, completion of these trials and approval of our product candidates will be delayed. The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

•	the size of the patient population;

•	the design of the trial;

•	the proximity of patients to the clinical sites;

•	the number of clinical sites;

•	the eligibility criteria for the study;

•	the availability of investigational agents;

•	the existence of competing clinical trials; and

•	the existence of alternative available products.
      Delays in patient enrollment can result in increased costs and longer development times. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

Our sale of BEXXAR therapeutic regimen and related assets and the subsequent restructuring of our business may prove unsuccessful.
      As a result of our sale of BEXXAR therapeutic regimen and related assets, we have shifted the focus of our business toward the manufacture and supply of our adjuvant products and toward research and product development of TLR4 agonists and antagonists. As a part of the related restructuring, we intend to eliminate other oncology related product development over the course of the next several months. After further discussions with our current partners in our oncology programs, we intend to transfer our cancer vaccine and antibody target portfolios to either existing or new partners. If our current partners are not willing to acquire our interest in these programs or agree to the transfer of our interest to third parties, then our efforts to divest our oncology business may be delayed or prevented, resulting in efforts by our employees on de-prioritized programs and unbudgeted expenses. In addition, any of our oncology partners may take the position that our eliminating product development under the agreement with that partner was a breach of the agreement, resulting in potential unbudgeted expenses related to resolving such a dispute. We will not have the opportunity to capture any future commercial success of BEXXAR therapeutic regimen and our oncology programs, except to the extent of any remaining royalty and milestone payments. Our remaining programs on which we are focusing our resources may not result in any viable product candidates. We cannot be certain that we have chosen to focus on the best programs for near-term commercial success. In addition, we many not realize all of the expected cost savings associated with the transfer of BEXXAR and the related restructuring.

Our restructuring may place additional strain on our resources and may harm the morale and performance of our personnel.
      Our restructuring in connection with our sale of BEXXAR therapeutic regimen and related assets resulted in an approximate 43% immediate reduction in our workforce, or the elimination of approximately 160 positions. Following the workforce reduction, we had approximately 220 employees at facilities in Seattle, Washington and Hamilton, Montana. Our restructuring plan may yield unanticipated consequences such as attrition beyond our planned reduction in workforce. This workforce reduction could place significant strain on our administrative, operational and financial resources and result in increased responsibilities for certain personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the terminated employees possess specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

We have a significant amount of debt, which could adversely affect our financial condition.
      We have outstanding $100 million aggregate principal amount of convertible notes bearing interest at 4.25% and due in 2008 and as of December 31, 2004, we had outstanding loans to BNP Paribas, GE Capital and NDC totaling $22.8 million, which constitute a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on such debt, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. This debt also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances.
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
      The biotechnology and biopharmaceutical industries are intensely competitive, and we may be unable to compete effectively in these industries. Many companies and institutions compete with us in developing, acquiring or in-licensing alternative therapies to treat or prevent infectious and inflammatory diseases and cancer, including:

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

Because we have limited sale and distribution capabilities, we may be unable to successfully commercialize our product candidates.
      As a result of our sale of BEXXAR therapeutic regimen and related assets to GSK and a subsequent reduction in headcount, we no longer have sales or marketing personnel, we have distribution personnel only for our adjuvants, and do not plan to have sales, marketing or further distribution capabilities in the near future. As a result, we intend to rely on our corporate partners to commercialize products that incorporate our adjuvants and will likely rely on corporate partners to commercialize certain of our potential TLR4 agonist and antagonist products. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a sales and marketing force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities. Moreover, in light of our recent reduction in headcount, we may have difficulty rebuilding our own sales and marketing team if we decide again to pursue sale and marketing in-house.

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
      Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, we may encounter delays, or the FDA may reject our product candidates, based on changes in regulatory policy during the period of product development, extension of the period of review of any application for regulatory approval or other factors beyond our control. Delays in obtaining regulatory approvals could:

•	adversely affect the marketing of any products we develop;

•	impose significant additional costs on us;

•	diminish any competitive advantages that we may attain; and

•	adversely affect our ability to receive royalties and generate revenue and profits.
      We may not be successful in obtaining regulatory approval for any of our product candidates, or in commercializing any product candidates for which approval has been or is in the future obtained.
      Regulatory approval, if granted, may entail limitations on the indicated uses for which the approved product may be marketed. These limitations could reduce the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, manufacturers of approved products are subject to ongoing regulation, including compliance with FDA regulations governing cGMP. Failure to comply with manufacturing regulations, or other FDA regulations, can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

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
      To date, almost all of our revenue has resulted from payments made under agreements with our corporate partners, and we expect that most of our revenue will result from our adjuvant supply contracts and corporate partnerships unless and until we are able to obtain approval for and successfully commercialize our TLR4 agonist or antagonist candidates. Payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amount. We may not receive anticipated revenue under existing corporate partnerships, and we may be unable to enter into any additional corporate partnerships.
      Since our inception, we have generated only limited revenue from diagnostic product sales and prophylactic and therapeutic product sales. We cannot predict when, if ever, our or our partners’ research and development programs will result in any additional commercially available immunotherapy-based products. We do not know when, if ever, we will receive any significant revenue from commercial sales of our or our partners’ approved products, including from GSK’s sales of BEXXAR therapeutic regimen, or any other of our or our partners’ product candidates that may be approved for sale in the future.
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
      Under a terminated collaborative agreement with GSK, we borrowed $15 million from GSK which we repaid with 3,482,433 shares of our common stock that we are obligated to register for resale on Form S-3. Under a different collaborative agreement with GSK, we have an outstanding loan from GSK in the principal amount of $5 million. In connection with the MPL Supply Agreement with GSK that we announced on July 26, 2004, GSK agreed that we may elect to repay this loan in either cash or 1,099,000 shares of our common stock. The price of the stock was calculated as the average per share closing price of our common stock on The Nasdaq National Market as reported in the Wall Street Journal for the 30-day trading period immediately preceding but not including the effective date of the MPL Supply Agreement.

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
      The issuance of additional stock as dividends on our preferred stock or pursuant to other transactions, will have a dilutive effect on the ownership percentage of our existing stockholders. From time to time, we expect to enter into new partnerships, acquisitions and other strategic transactions in which we may agree to issue additional shares of common stock.

If our corporate partnerships are unsuccessful or if we are unable to establish corporate partnerships in the future, our revenue growth and product development may be limited.
      The success of our business strategy depends in significant part on our ability to enter into corporate partnerships and to manage effectively the relationships that may result from this strategy. For the years ended December 31, 2004, 2003 and 2002, approximately 68%, 85%, 89% of our revenue resulted from collaboration agreements, respectively. If our corporate partnerships are unsuccessful or if we are unable to establish additional corporate partnerships involving our vaccine adjuvants, our TLR4 agonists and antagonists, then we may be prevented from commercializing or recognizing meaningful revenue from our or our partners’ products or product candidates.
      Our material corporate partnerships include the following:

•	we have a material corporate partnership with GSK that includes a guaranteed MPL supply agreement with GSK under which we have a collaborative effort to scale-up and increase the efficiency of our MPL adjuvant production process and an obligation to supply minimum quantities of our MPL adjuvant to GSK through 2012, and several related license and supply agreements with GSK, which grant GSK licenses to MPL adjuvant; and

•	in addition, we have adjuvant license and supply partnerships with ATL, Biomira, Wyeth and Aventis.
Further, our oncology business divestiture may result in multiple transactions involving obligations of our licensees to develop and commercialize oncology products based on technology and product candidates previously developed by us, such as our licenses with Genentech and Gen-Probe.
      Management of our relationships with our corporate partners may require:

•	significant time and effort from our management team;

•	effective allocation of our resources to multiple projects;

•	coordination of our research with the research priorities of our corporate partners; and

•	an ability to attract and retain key management, scientific and other personnel.

      Our corporate partners may terminate our current partnerships. Most of our license agreements may be terminated by our partners for our material breach or insolvency, or after a specified termination date.
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

Acceptance of BEXXAR therapeutic regimen in the marketplace is uncertain and failure to achieve market acceptance will limit our potential royalty revenue from sales of BEXXAR therapeutic regimen by GSK.
      In connection with our sale of BEXXAR therapeutic regimen and related assets to GSK, GSK agreed to pay royalty and milestone payments to us based on its successful commercialization of BEXXAR therapeutic regimen. BEXXAR therapeutic regimen requires the establishment of patient referrals between the physician and treatment center and involves significant coordination between the prescribing physician, the treatment center and the radiopharmacy. In addition, doctors that can potentially refer NHL patients to treatment centers to receive BEXXAR may prefer to treat such patients with conventional therapies, such as chemotherapy and non-radiolabeled biologics. If GSK cannot identify candidate patients and establish patient referrals to treatment centers, BEXXAR therapeutic regimen may not be able to gain market share and we may not realize substantial revenue from royalty and milestone payments.

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
      For example, in December 2000 we acquired Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR therapeutic regimen. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR therapeutic regimen. In an effort to minimize expenses during the delay in the FDA review of BEXXAR therapeutic regimen, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002, we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BEXXAR therapeutic regimen BLA. As a result, goodwill and other intangibles were re-evaluated and we recognized a $161.1 million goodwill impairment charge. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex and, in connection with the asset sale, initiated a further headcount reduction. In December 2004 we sold BEXXAR therapeutic regimen and related assets, which constituted substantially all of the remaining assets we acquired in the Coulter acquisition, to GSK in exchange for certain royalty and milestone payments.

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
      Since the beginning of 2002 through March 9, 2005, our common stock traded as high as $15.84 and as low as $3.26. The last reported sales price of our common stock on March 9, 2005 was $3.88. If our stock price remains at current levels, we may be unable to raise additional capital on acceptable terms. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

      We are subject to certain provisions of Delaware and Washington law, which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with an “interested stockholder” for a period of 3 years unless specific conditions are met. Similarly, Chapter 23B.19 of the Washington Business Corporation Act prohibits corporations based in Washington from engaging in certain business combinations with an “interested stockholder” for a period of 5 years unless specific conditions are met.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Corixa Corporation
      We have audited the accompanying consolidated balance sheets of Corixa Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corixa Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corixa Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Corixa Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Corixa Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corixa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Corixa Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Corixa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corixa Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Corixa Corporation and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 15, 2005

CORIXA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,558	$36,890
Securities available-for-sale	76,579	107,712
Accounts receivable	13,588	7,090
Interest receivable	524	1,204
Prepaid expenses and other current assets	4,670	8,111

Total current assets	113,919	161,007
Property and equipment, net	44,237	26,337
Securities available-for-sale, non-current	21,050	47,383
Acquisition-related intangible assets, net	769	3,199
Deferred charges, deposits and other assets	11,226	12,640

Total assets	$191,201	$250,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,370	$20,534
Dividend payable	201	333
Current portion of deferred revenue	4,781	7,700
Current portion of long-term obligations	8,689	25,657

Total current liabilities	41,041	54,224
Deferred revenue, less current portion	10,758	7,248
Long-term obligations, less current portion	119,110	108,138
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 10,000,000
Designated Series A — 12,500 shares; Issued and outstanding — 12,500	—	—
Designated Series B — 37,500 shares; Issued and outstanding — 37,500	—	—
Common stock, $0.001 par value:
Authorized — 100,000,000 shares; Issued and outstanding — 59,515,619 in 2004 and 55,403,506 in 2003	60	55
Additional paid-in capital	1,292,385	1,276,121
Deferred compensation	—	(404)
Accumulated other comprehensive loss	(1,186)	(256)
Accumulated deficit	(1,270,967)	(1,194,560)

Total stockholders’ equity	20,292	80,956

Total liabilities and stockholders’ equity	$191,201	$250,566

See accompanying notes

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenue:
Collaborative agreements	$16,927	$29,911	$43,587
Product sales	4,547	3,031	2,547
Government grants	3,482	2,403	2,604

Total revenue	24,956	35,345	48,738
Operating expenses:
Research and development	62,322	84,054	94,039
Sales, general and administrative	10,254	11,762	19,043
Manufacturing	3,246	1,380	2,043
Restructuring	1,906	2,452	3,436
Impairment of lease-related assets	2,572	18,491	—
Goodwill impairment	—	—	161,060

Total operating expenses	80,300	118,139	279,621

Loss from operations	(55,344)	(82,794)	(230,883)
Interest income	2,875	3,414	4,287
Interest expense	(6,798)	(4,378)	(2,275)
Other income	9,849	2,518	21,472

Net loss from continuing operations	(49,418)	(81,240)	(207,399)
Net loss from discontinued operations	(26,989)	(2,679)	—

Net loss	(76,407)	(83,919)	(207,399)
Preferred stock dividend	(595)	(948)	(767)

Net loss applicable to common stockholders	$(77,002)	$(84,867)	$(208,166)

Basic and diluted net loss per common share:
From continuing operations	$(0.87)	$(1.53)	$(4.65)

Discontinued operations	$(0.48)	$(0.05)	$—

Net loss applicable to common stockholders	$(1.36)	$(1.60)	$(4.67)

Shares used in computation of basic and diluted net loss per common share	56,569	52,981	44,611

See accompanying notes

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Other
	Preferred Stock		Common Stock		Additional		Accumulated		Total
					Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balance at December 31, 2001	50	$—	41,573	$41	$1,187,987	$(3,996)	$975	$(903,242)	$281,765
Preferred stock dividend	—	—	147	—	116	—	—	—	116
Stock options exercised	—	—	52	—	90	—	—	—	90
Issuance of common stock under the employee stock purchase plan	—	—	138	—	736	—	—	—	736
Issuance of common stock, net of offering costs of $2,622	—	—	8,298	9	50,038	—	—	—	50,047
Remeasurement and issuance of stock options in exchange for consulting services	—	—	9	—	(112)	—	—	—	(112)
Reclassification of redeemable common stock to equity	—	—	—	—	2,000	—	—	—	2,000
Amortization of deferred compensation, net of $1,897 reversal for terminated employees	—	—	—	—	(1,897)	3,329	—	—	1,432
Comprehensive loss:
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	—	—	(207,399)	(207,399)

Comprehensive loss									(207,682)

Balance at December 31, 2002	50	—	50,217	50	1,238,958	(667)	692	(1,110,641)	128,392
Preferred stock dividend	—	—	147	—	19	—	—	—	19
Stock options exercised	—	—	115	—	359	—	—	—	359
Issuance of common stock under the employee stock purchase plan	—	—	159	—	840	—	—	—	840
Issuance of common stock	—	—	4,731	5	35,670	—	—	—	35,675
Remeasurement of stock options in exchange for consulting services	—	—	34	—	355	—	—	—	355
Amortization of deferred compensation, net of $80 reversal for terminated employees	—	—	—	—	(80)	263	—	—	183
Comprehensive loss:
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	—	—	—	(83,919)	(83,919)

Comprehensive loss									(84,867)

Balance at December 31, 2003	50	—	55,403	55	1,276,121	(404)	(256)	(1,194,560)	80,956
Preferred stock dividend	—	—	147	—	132	—	—	—	132
Stock options exercised	—	—	296	—	775	—	—	—	775
Issuance of common stock under the employee stock purchase plan	—	—	187	—	736	—	—	—	736
Issuance of common stock	—	—	3,482	5	14,995	—	—	—	15,000
Remeasurement of stock options in exchange for consulting services	—	—	—	—	4	—	—	—	4
Amortization of deferred compensation, net of $393 reversal for terminated employees and consultants	—	—	—	—	(378)	404	—	—	26
Comprehensive loss:
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(930)	—	(930)
Net loss	—	—	—	—	—	—	—	(76,407)	(76,407)

Comprehensive loss									(77, 338)

Balance at December 31, 2004	50	$—	59,515	$60	$1,292,385	$—	$(1,186)	$(1,270,967)	$20,292

See accompanying notes

CORIXA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(76,407)	$(83,919)	$(207,399)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of lease-related assets	2,572	18,491	—
Goodwill impairment	—	—	161,060
Amortization of deferred compensation	26	183	1,432
Depreciation and amortization	8,372	10,119	12,606
Equity instruments remeasured and issued in exchange for technology and services	4	355	(112)
Gain on sale of equipment	—	—	(998)
Gain on sale of securities available-for-sale	(169)	(452)	—
Changes in certain assets and liabilities:
Accounts receivable	(6,498)	1,829	(3,387)
Interest receivable	680	(415)	368
Prepaid expenses and other current assets	4,855	(2,016)	2,166
Accounts payable and accrued liabilities	6,836	8,551	(4,746)
Deferred revenue	591	(5,242)	(5,951)

Net cash used in operating activities	(59,138)	(52,516)	(44,961)
Investing activities
Purchases of securities available-for-sale	(90,635)	(200,037)	(79,896)
Proceeds from maturities of securities available-for-sale	65,911	38,679	27,565
Proceeds from sale of securities available-for-sale	81,429	75,159	68,039
Purchases of property and equipment	(26,414)	(6,679)	(6,255)

Net cash provided by (used in) investing activities	30,291	(92,878)	9,453
Financing activities
Proceeds from issuance of common stock	1,511	36,877	50,873
Principal payments made on long-term obligations	(5,546)	1,724	(6,118)
Proceeds from long-term obligations, net	14,550	96,320	4,778

Net cash provided by financing activities	10,515	134,921	49,533

Net (decrease) increase in cash and cash equivalents	(18,332)	(10,473)	14,025
Cash and cash equivalents at beginning of period	36,890	47,363	33,338

Cash and cash equivalents at end of period	$18,558	$36,890	$47,363

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,112	$1,916	$2,667
Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividend	$727	$967	$880
Common stock issued for payment of long-term obligation	$15,000	$—	$—
Reclassification of redeemable common stock to equity	$—	$—	$2,000
See accompanying notes

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
      We are a developer of innovative immunotherapeutic products that regulate innate immune responses. These products include:

•	Vaccine Adjuvants — compounds or additives that, when combined with a vaccine, boost the body’s immune response to antigens contained in the vaccine; and

•	TLR4 agonists and antagonists — compounds that interact with a type of cell surface receptor that recognizes distinct molecular signatures presented by invading pathogens and generates an immune response. These responses may be useful in the prevention and/or therapy of many conditions, including seasonal allergic rhinitis, broad infection prevention, chronic obstructive pulmonary disease and inflammatory conditions.
      We are a product development company with multiple product candidates, many in late-stage human clinical trials. We are driven by an aggressive partnering and manufacturing strategy that we believe will give us an opportunity for sustained and consistent commercial success.
      We have reclassified amounts related to BEXXAR therapeutic regimen operations from approval (in June 2003) through December 31, 2004 to discontinued operation in connection with the transfer of those operations to GSK in December 31, 2004.
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

Securities Available-for-Sale
      Our investment portfolio is classified as available-for-sale and is segregated into current and non-current portions based on the remaining term of the instrument. Investments with outstanding maturity dates of 2 years or longer are classified as non-current. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return. We invest primarily in (United States dollar denominated only): commercial paper; short- and mid-term corporate notes/bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agencies with terms not exceeding 4 years. Such securities are stated at fair value, with the unrealized gains and losses reflected in stockholders’ equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method.
      We regularly review the value of our investments. If the value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in value. To make this determination for each security, we consider:

•	how long and by how much the fair value has been below its cost;

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operation or earning potential;

•	our intent and ability to keep the security long enough for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	any reductions or eliminations of dividends, or non-payment of scheduled interest payments.
      Based on our analysis, we make a judgment as to whether the loss is other-than-temporary. If the loss is other-than-temporary, we record an impairment charge within interest income in our Consolidated Statements of Operations in the period that we make the determination.

Concentrations of Credit Risk
      We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.
      We sell products to and record collaborative revenue from a limited number of pharmaceutical and biotechnology companies without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses when necessary. As of December 31, 2004 accounts receivable included two customers that each accounted for 60% and 12% of gross trade receivables respectively. As of December 31, 2003, trade accounts receivable included two customers that each accounted for 58% and 11% of gross trade accounts receivable, respectively.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using a standard costing approach, which approximates actual cost. If inventory costs exceed expected market value due to obsolescence, expected expiration or lack of demand, reserves are recorded for the difference between the cost and the market value. Inventories are included on the balance sheet in prepaid expenses and other current assets.

Property and Equipment
      Property and equipment is stated at cost and is depreciated on the straight-line method over the assets’ estimated useful lives, which range from 3 to 7 years for computers and equipment and 20 years for buildings. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

Impairment of Long-Lived Assets
      Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reports at the lower of carrying amount or fair value less cost to sell.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Intangible Assets
      Goodwill is subject to an impairment test at least annually or more frequently if impairment indicators arise. We amortize intangible assets with a definite life over their useful lives.
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
      Acquisition-related intangible assets at December 31, 2004, consist of adjuvant know-how with balance of approximately $769,000. Adjuvant know-how is amortized on the straight-line method over 7 years.
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
      In December 2004, in connection with GSK’s acquisition of our rights to BEXXAR therapeutic regimen and our plans to close our remaining South San Francisco facilities, we reviewed the remaining lease related assets for potential impairment. We determined that the undiscounted cash flows related to a potential sublease would be less than the carrying value of the recorded lease intangible and leasehold improvements. Because the carrying value exceeded the fair value, we recorded an impairment loss of $2.6 million. Fair value of lease related assets is based on estimated current market rental rates.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in thousands):

Expected
Amortization
Year Ending December 31,	Expense

2005	$439
2006	330
2007	—
2008	—
2009	—
Thereafter	—

Total expected amortization	$769

      For the years ended December 31, 2004, 2003 and 2002 we had approximately $727,000, $1.3 million and $4.6 million, respectively of amortization expense related to intangible assets.

Stock-Based Compensation
      We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123) and apply Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, (APB 25) and related interpretations in accounting for our stock option plans. Accordingly, our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.
      At December 31, 2004 we had two stock-based employee compensation plans, which are described more fully in Note 7. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net loss:
As reported	$(76,407)	$(83,919)	$(207,399)
Additional stock-based employee compensation expense determined under fair value based method for all awards	(7,363)	(10,936)	(16,822)

Pro forma net loss	(83,770)	(94,855)	(224,221)
Preferred stock dividend	(595)	(948)	(767)

Pro forma net loss applicable to common stockholders	$(84,365)	$(95,803)	$(224,988)

Net loss per common share applicable to common stockholders:
As reported	$(1.36)	$(1.60)	$(4.67)
Pro forma	(1.49)	(1.81)	(5.04)
      Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Other Financial Instruments
      As of December 31, 2004 and December 31, 2003, the carrying value of financial instruments such as receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The fair value of our long-term convertible debt was based on quoted market prices. The fair value of securities available-for-sale is based on the current market value. Additionally, the carrying value of long-term liabilities with variable interest rates approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates.

	December 31, 2004		December 31, 2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

Securities available-for-sale	$98,815	$97,629	$155,351	$155,095
Long-term fixed rate debt	$104,560	$88,309	$105,665	$104,290

Revenue
      We generate revenue from technology licenses, adjuvant supply agreements, collaborative research and development arrangements, cost reimbursement contracts, and sales of research reagents. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, collaborative research funding, technology access fees, and various milestone and future product royalty or profit-sharing payments. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Payments received in advance of recognition as revenue are recorded as deferred revenue.
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

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical, outside manufacturing, legal fees and consulting.

Net Loss Per Share
      Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants, preferred stock and convertible debt. Because we report a net loss, diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options, stock warrants, preferred stock and convertible debt being added to weighted average shares outstanding would reduce the loss per share. Therefore, outstanding stock options, stock warrants, preferred stock and convertible debt are not included in the calculation.

Segment Information
      We currently operate as a single segment under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” based on the information that our chief operating decision maker reviews in assessing performance and allocating resources.

New Accounting Pronouncements
      On December 16, 2004, the FASB issued FAS 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95”, (FAS 123R) which is effective for public companies in periods beginning after June 15, 2005. We will be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are currently evaluating option valuation methodologies and assumptions of FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.
      In September 2004, the FASB issued FSP 03-1-1 delaying the effective date for applying paragraphs 10-20 of EITF 03-1 “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments”. Paragraphs 10-20 provide guidance for evaluating whether impairments of debt and equity holdings are “other-than-temporary” and require immediate recognition in earnings. The effective date for applying the accounting guidance of EITF 03-1 is currently under review by the FASB. The disclosure requirements of EITF 03-1 remain unchanged and were effective for fiscal periods ending after December 15, 2003. We have included the required disclosures within this report.

Reclassifications
      Certain reclassifications have been made to the prior years’ financial statements to conform to the 2004 presentation. Certain administrative costs have been reclassified from research and development to sales, general and administrative. Product sales, restructuring and manufacturing cost have been reclassified

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the statement of operations as separate line items. Certain debt issuance costs have been reclassified from current to non-current assets.

2.	Scientific Collaborative and License Agreements
      GSK. In October 1998, we entered into a collaboration and license agreement effective September 1, 1998 with GSK for multiple discovery programs. In August 2002 the funded research and development period of our collaboration and license agreement with GSK terminated in all of the cancer fields covered by the agreement. In October 2002, GSK extended the funded research and development period for the programs for tuberculosis and chlamydia vaccines through August 2004. We recognized revenue of $3.0 million, $4.8 million and $11.7 million in 2004, 2003 and 2002, respectively, from this agreement.
      In January 2003, we and GSK entered into a new agreement which extends our and GSK’s collaborative efforts into vaccine development and potential proof-of-principle clinical trials. Under the terms of the new agreement, GSK granted us a worldwide, exclusive license to develop a vaccine candidate for prostate cancer and a vaccine candidate for breast cancer. As a part of the agreement, GSK retains the option to buy-back exclusive worldwide rights for either or both vaccine candidates following the completion of proof-of-principle clinical trials. If GSK exercises its buy-back rights, we have the option of participating in further development, up to and including a sharing of promotion rights in the United States. The buy-back price will be based on our research costs incurred under this new agreement plus a premium of 25% and up to an additional $3.0 million depending on the stage of development at the time GSK exercises its buy-back option. In the event GSK does not exercise its buy-back option, we will be free to develop the vaccines alone or with other partners and have agreed to pay GSK success-based milestones and royalties in the event of product sales. Under our new agreement, we are responsible for providing resources and development funding of up to $32 million to complete proof-of-principle clinical studies over a period of time in excess of 5 years. At December 31, 2004, we had provided approximately $10.6 million of resources and development funding. This funding will be used to pay for GMP grade material, production and clinical trials for prostate and breast vaccine development efforts.
      We have an outstanding loan in the principal amount of $5 million. In connection with the MPL Supply Agreement with GSK that we announced in July 2004, GSK agreed that we may elect to repay this loan in either cash or 1,099,000 shares of our common stock. See Note 6.
      Prior to December 31, 2004, we had a collaborative agreement with GSK for the development and commercialization of BEXXAR therapeutic regimen, which was approved by the FDA in June 2003 for the treatment of patients with CD20 positive, follicular, NHL with and without transformation, whose disease is refractory to Rituximab and has relapsed following chemotherapy. Under the terms of the agreement, both companies contributed to the commercialization efforts of BEXXAR therapeutic regimen in the United States and shared profits and losses from GSK’s sales of BEXXAR therapeutic regimen equally. Under the terms of the agreement, GSK maintained the BEXXAR Service Center which received all orders for BEXXAR therapeutic regimen and product inquiries and Corixa was responsible for the manufacture and distribution of the product. GSK held the sales agreements with the pharmaceutical wholesalers and all but one of the radiopharmacies, which both GSK and Corixa signed.
      We considered the guidance in EITF 99-19, “Recording Revenue Gross as a Principal versus Net as an Agent” and concluded that GSK is the primary obligor in a BEXXAR therapeutic regimen sales transaction. Accordingly, GSK records the revenue associated with the sale of BEXXAR therapeutic regimen and their sales and promotion cost. We recognized the costs we incur associated with BEXXAR therapeutic regimen related activities such as the cost of manufacture and distribution and sales and promotion costs in our statement of operations. We and GSK then prepared a quarterly calculation of the joint profit or loss which considered all revenue and costs associated with BEXXAR therapeutic regimen commercial activities incurred by us and GSK and the equal sharing of the joint profit or loss. The result

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of this sharing calculation was either a reimbursement from GSK to us or a payment from us to GSK and was recorded in our statement of operations as co-promotion revenue. Prior to commercialization, we recorded our share of the net reimbursement or payment from the joint profit or loss calculation in sales, general and administrative expenses. For the year ended December 31, 2004, we recorded $2.2 million of co-promotion revenue resulting from the joint profit or loss calculation in discontinued operations.
      Additionally, the agreement provided that we and GSK shared certain costs related to clinical and manufacturing development activities and that we will receive additional payments from the achievement of certain clinical development and regulatory milestones. Development expenses are included in research and development expenses, and reimbursement revenue is included in revenue from collaborative agreements. In the second quarter of 2003 we recognized milestone revenue from our collaborative agreement with GSK for the FDA approval of BEXXAR therapeutic regimen. We recognized reimbursement revenue of $4.3 million and $2.3 million in 2004 and 2003, respectively as discontinued operations and $2.8 million and $7.0 million in 2003 and 2002, respectively prior to approval of BEXXAR therapeutic regimen.
      On December 31, 2004, we transferred to GSK all of our rights and responsibilities and costs associated with commercial and clinical development of BEXXAR therapeutic regimen on a worldwide basis. See Note 11.
      GSK: Manufacture and Supply Agreement. We entered into the MPL Supply Agreement with GSK in July 2004 covering the production of our MPL adjuvant, which is a component in GSK’s future vaccines currently undergoing clinical trials, vaccines awaiting regulatory approval and Fendrix, which has received regulatory approval in the European Union. The MPL Supply Agreement, which runs through 2012, guarantees payment to us for supplying GSK with increasing annual quantities of MPL adjuvant, peaking in 2008 at the current maximum output of our Hamilton, Montana, MPL adjuvant manufacturing facility (approximately 2 kilograms/year). Under the terms of the MPL Supply Agreement, we agreed to expand cGMP compliant MPL adjuvant production capacity in association with anticipated approvals of GSK vaccines that contain MPL adjuvant. In 2004 we recognized revenue of $2.3 million under this agreement.
      We received a multi-million dollar up-front licensing fee and granted GSK a co-exclusive license to manufacture MPL adjuvant at amounts over and above our maximum annual output. The MPL Supply Agreement can be renewed at GSK’s option for multiple, three-year periods beyond 2012. GSK will pay royalties to Corixa on sales of all GSK vaccines containing MPL adjuvant until 10 years after market introduction of GSK’s HPV vaccine. GSK and Corixa further agreed to co-fund a multi-year MPL adjuvant development program for a large scale production process. If the modified process is implemented and results in increased Corixa plant production capacity, and if GSK then revises orders of MPL adjuvant to levels above those currently contemplated, then GSK will receive a pre-negotiated discount on the amount of MPL adjuvant it orders over and above today’s plant capacity.
      Amersham Health. In October 2001, we entered into an agreement whereby Amersham Health has agreed to market BEXXAR therapeutic regimen in Europe. Under the terms of a stock purchase agreement with Amersham Health we had the option to sell up to a total of $15 million of shares of our common stock to Amersham Health. Upon execution of the agreement Amersham Health purchased 271,343 shares of our common stock for a total of $5 million, or $18.43 per share, which represented a premium to the then current market value of our common stock of approximately forty percent or $1.4 million. The premium was accounted for as a nonrefundable license payment and was deferred and recognized as revenue ratably over the development term of the agreement. Following our partial option exercises in October 2001 and December 2002, on May 14, 2003, we completed the exercise of our option to sell up to $15 million of shares of our common stock to Amersham Health when we sold 721,814 shares

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of our common stock to Amersham Health at a price per share of $6.927 for a total purchase price of approximately $5 million. We recognized revenue from this agreement of approximately $0 and $195,000 in 2004 and 2003, respectively in discontinued operations. On December 10, 2004, we and Amersham Health terminated our development, commercialization and license agreement, dated October 26, 2001. In connection with the termination, Amersham paid us a $3.0 million termination fee in accordance with the terms of the agreement which is recorded as discontinued operations.
      Wyeth. We have several license and supply agreements with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious and autoimmune disease fields that Wyeth is developing. These agreements grant Wyeth exclusive, co-exclusive and nonexclusive license rights depending on the disease field. Under the terms of the agreements, Wyeth pays annual license fees, milestones, transfer payments and future royalty payments. We recognized revenue of $1.8 million, $2.5 million and $2.0 million in 2004, 2003 and 2002, respectively.
      Zambon Group and JT. During May and June 1999, we entered into corporate partnerships with Zambon and JT, respectively, for the research, development and commercialization of vaccine products aimed at preventing and treating lung cancer. Zambon has exclusive rights to develop and sell vaccine products in Europe, the countries of the former Soviet Union, Argentina, Brazil and Columbia and co-exclusive rights in China. Under the June 1999 agreement, we granted JT exclusive rights to develop and sell vaccine products outside of the territory licensed to Zambon, including the United States and Japan, and co-exclusive rights to develop and sell vaccine products in China. We also granted Zambon a nonexclusive license and JT an option to formulate vaccines that may result from the collaboration using our microsphere delivery system with our proprietary adjuvants. During 2002, the three-year research terms of the agreements expired and the respective research funding obligations ceased. In November 2002, we and Zambon amended our agreement so that we jointly fund clinical testing of a non-small cell lung cancer vaccine. In December 2002, we recorded a milestone payment of $1.0 million from Zambon in connection with the filing of our IND for a lung cancer vaccine candidate in the United States. In January 2003, we amended and restated our agreement with JT so that we hold exclusive rights to all antigens discovered in our lung cancer vaccine program in all countries previously licensed to JT, with the exception of rights associated with commercialization of a non- small cell, lung carcinoma vaccine candidate in Japan. Under the terms of our amended agreement with JT, JT will continue to hold an exclusive license to this vaccine candidate for development and commercialization in Japan, and we will hold all rights in North America and in those territories not previously licensed to Zambon. In connection with the restructuring of the JT agreement, we and JT have agreed to pay each other fees, milestones and royalties in the event that development milestones and product sales are achieved. We recognized revenue of $831,000, $993,000 and $6.8 million in connection with the Zambon and JT agreements in 2004, 2003 and 2002, respectively.
      Kirin. In December 2002, we entered into a multiyear development and commercialization agreement with Kirin for potential cancer vaccine for the treatment of multiple forms of cancer, including leukemia, myelodysplasia and melanoma. Under the agreement we granted Kirin exclusive rights to develop and market vaccine products resulting from our WT-1 antigen vaccine program in Asia/ Australasia. We and Kirin have agreed to share WT-1 vaccine commercialization rights and Kirin will fund one-half of the research and development cost in North America. We will retain marketing rights for the potential vaccine in Europe. Upon entering into the agreement, Kirin paid us $3 million in up-front license fees which will be recorded as revenue over the estimated research and development term of the agreement of approximately 9 years. Under the terms of the agreement, Kirin will co-fund development of WT-1 vaccine products and has agreed to pay us success-based milestone payments and royalties on future product sales in Asia/ Australasia. We recognized revenue related to this agreement of approximately $2.8 million and $2.3 million in 2004 and 2003, respectively.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Medicis. In August 2000, we entered into a multiyear development, commercialization and license agreement with Medicis covering our psoriasis immunotherapeutic product, PVAC treatment. Under the agreement we granted Medicis exclusive rights to PVAC treatment in the United States and Canada. Medicis made a nonrefundable payment of $17 million upon entering into the agreement. We recognized revenue from this agreement of $0, $7.9 million and $3.1 million in 2004, 2003 and 2002, respectively. In December 2003 we announced that we have discontinued development of PVAC treatment due to phase II trial results that confirmed PVAC therapy failed to provide a statistically significant benefit versus placebo. We also terminated our license agreement with Medicis. As a result of discontinuing development of PVAC treatment, we recognized $5 million of revenue and $2.5 million of expense that was previously deferred and was related to the initial Medicis payment received in 2000.
      We developed PVAC treatment in collaboration with New Zealand-based Genesis. We paid Genesis $8.1 million in 2000, as a result of payments received from Medicis. We also paid $900,000 to SR Pharma, our licensor for certain intellectual property related to PVAC treatment. These payments were being amortized over the period the related Medicis revenue were being recognized.
      Genentech. On December 21, 2004, we entered into a license agreement with Genentech, under which we granted Genentech an exclusive worldwide license to a novel target for the possible development of humanized antibody-based therapeutics. Under the terms of the agreement, we received a $1.6 million one-time nonrefundable license fee, and may receive up to an additional $8.25 million in future success-based payments upon completion of certain regulatory and commercial milestones in addition to royalty payments on product sales. Genentech will be responsible for development and commercialization costs of any potential therapeutic based on our antibody target. We recognized revenue of $1.6 million in 2004 as we have no future obligations under this agreement.
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

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Securities Available-For-Sale
      Securities available-for-sale consists of the following (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

December 31, 2004
U.S. government agencies	$69,467	$6	$(824)	$68,649
State and municipal	7,424	1	(120)	7,305
U.S. corporate obligations	20,518	19	(268)	20,269
Other	1,406	—	—	1,406

	$98,815	$26	$(1,212)	$97,629

December 31, 2003
U.S. government agencies	$91,306	$117	$(520)	$90,903
State and municipal	24,098	62	(119)	24,041
U.S. corporate obligations	35,916	231	(27)	36,120
Other	4,031	—	—	4,031

	$155,351	$410	$(666)	$155,095

      Our gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2004, 2003 and 2002 and are therefore not shown. The contractual maturities of our available-for-sale securities are shown below (in thousands):

		Fair
	Amortized	Market
	Cost	Value

December 31, 2004
Due in one year or less	$52,170	$51,728
Due in 1 year through 4 years	46,645	45,901

	$98,815	$97,629

      The following table shows our investment’s gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position at December 31, 2004;

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses

Fixed Maturities:
U.S. government agencies	$21,090	$(136)	$41,025	$(688)	$62,115	$(824)
State and municipal	4,413	(90)	2,445	(30)	6,858	(120)
U.S. corporate obligations	18,964	(268)	—	—	18,964	(268)

	$44,467	$(494)	$43,470	$(718)	$87,937	$(1,212)

      The unrealized losses of these investments represented approximately 0.01% of the cost of the investment portfolio at December 31, 2004.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We reviewed all of our investments with unrealized losses at December 31, 2004 in accordance with our impairment policy described in Note 1. Our evaluation concluded that these declines in fair value were temporary after considering:

•	That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate related

•	For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security including any specific events that may affect its operations or earning potential

•	Our intent and ability is to hold the security long enough to recover its value
      Securities available-for-sale includes $23.2 million that are restricted under certain debt and lease agreements. See Note 6.

4.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	December 31,

	2004	2003

Laboratory equipment	$16,469	$18,399
Land and buildings	9,794	8,723
Leasehold improvements	31,909	12,632
Construction in progress	5,731	4,726
Computers and office equipment	10,272	14,182

	74,175	58,662
Accumulated depreciation and amortization	(29,938)	(32,325)

	$44,237	$26,337

      Interest cost of $338,000, $0 and $0 was capitalized during 2004, 2003 and 2002, respectively related to construction projects in progress. Depreciation expense was $7.6 million, $8.8 million and $10.6 million for 2004, 2003 and 2002, respectively.

5.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Trade accounts payable	$6,312	$5,469
Severance	3,620	1,161
Employee compensation and related expenses	3,501	3,447
Deferred rent	2,662	949
Accrued research and development expenses	1,961	1,106
Accrued interest	2,558	2,383
Other accrued liabilities	6,756	6,019

	$27,370	$20,534

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-term Obligations and Lease Obligations
      Long-term obligations consist of the following (in thousands):

	December 31,

	2004	2003

Convertible notes	$100,000	$100,000
Credit line and loan from corporate partner	5,000	20,000
Bank loans	22,799	13,795

	127,799	133,795
Less current portion of obligations	8,689	25,657

Total long-term obligations	$119,110	$108,138

      The loan from a corporate partner consists of a $5 million loan received in exchange for options to license two of our early-stage cancer vaccines under a prior collaboration agreement. In connection with the MPL Supply Agreement with GSK that we announced on July 26, 2004, GSK agreed that we may elect to repay the $5 million loan in either cash or 1,099,000 shares of our common stock, which price was determined by averaging the per share closing price of our common stock on The Nasdaq National Market as reported in the Wall Street Journal for the 30 day trading period immediately preceding but not including the effective date of the MPL Supply Agreement.
      The credit line from a corporate partner consists of a $15 million credit line related to our collaboration agreement for BEXXAR therapeutic regimen. In October 2004, we issued 3,482,433 shares of our common stock to GSK in connection with the repayment of $15 million credit line.
      As of December 31, 2004, we had outstanding bank loans of $22.8 million. This amount is composed of loans with three financial institutions (BNP Paribas, NDC and GE Capital).
      The BNP loan requires quarterly interest and principal payments and matures in August 2005. The loan bears a rate of interest of 3.7%, which is a function of either the London InterBank Offering Rate, or LIBOR, or the prime rate of a major bank or federal fund. Under the terms of the note, we are required to maintain a minimum net cash balance equal to the principal balance plus the interest under the note plus a multiple of our actual cash burn or $37,500,000, whichever is greater. As of December 31, 2004, we were in compliance with the covenant. At December 31, 2004, securities available-for-sale included a certificate of deposit of $1.4 million that secures this note.
      In March 2004, NDC pursuant to a promissory note and credit agreement provided a loan of approximately $14.6 million to us to support our construction costs at the Ninth and Stewart Life Sciences Building in Seattle. The term of the loan is 7 years. We pay interest only during the term of the loan, with a balloon principal payment due on March 1, 2011. The note bears interest at LIBOR plus 0.8%. NDC will forgive a portion of the loan beginning in 2008 if we are in compliance with the terms and conditions of the note and the credit agreement. Pursuant to a security agreement between us and NDC, the loan and the debt service reserve from NDC is fully secured by securities available for sale. We received net proceeds of approximately $14.4 million after deducting debt issuance cost associated with the loan.
      The GE Capital loans require monthly interest and principal payments and expire beginning in February 2005 through November 2008. The loans bear interest at an average rate of 4.5%. Deferred charges, deposits and other assets include $3.5 million that secures our obligations under the GE Capital loans.
      In June 2003, we sold $100 million of 4.25% convertible subordinated notes due in 2008 to a qualified institutional buyer pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
convertible into our common stock at a conversion price of $9.175, subject to adjustment in certain circumstances. At the initial conversion price, each $1,000 in principal amount of notes will be convertible into approximately 108.9918 shares of our common stock. The initial conversion price represents a 25% premium over the last reported sale of our common stock on June 9, 2003. The notes will be subordinate to our existing and future senior indebtedness. We pay interest on the notes on January 1 and July 1 of each year, beginning on January 1, 2004. The notes mature on July 1, 2008. We received net proceeds of approximately $96.3 million after deducting underwriting commissions and offering expenses. Debt issuance costs of $3.7 million are being amortized to interest expense over the term of the notes using the effective interest method. To date, no convertible debt has been converted to shares.
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
      Minimum future debt payments under all long-term obligations at December 31, 2004 are as follows (in thousands):

	Convertible	Loan from
Year Ending December 31,	Notes	Corporate Partner	Bank Loans

2005	$—	$5,000	$3,694
2006	—	—	1,650
2007	—	—	1,439
2008	100,000	—	1,466
2009	—	—	—
Thereafter	—	—	14,550

Total minimum payments	$100,000	$5,000	$22,799

      We rent office and research facilities for our Seattle operations under noncancelable-operating leases that expire in January 2011 and November 2019, with an option to renew for two additional five-year periods. We guaranteed a portion of our obligations under the lease in the form of a letter of credit in the amount of approximately $5.3 million. We rent office and research facilities for our South San Francisco operations under an operating lease that expires in November 2010, with an option to renew for two additional five-year periods. We have issued a standby letter of credit in the amount of $2.0 million and have a security deposit of $225,000 in connection with this lease. At December 31, 2004, non-current securities available-for-sale includes $2.0 million that secures the letter of credit for our South San Francisco leased properties.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Minimum future rental payments under all lease agreements at December 31, 2004 are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2005	$10,690
2006	9,122
2007	9,317
2008	9,514
2009	9,907
Thereafter	60,135

Total minimum payments	$108,685

      We have entered into subleases for a portion of our leased facilities in South San Francisco with terms expiring between 2006 and 2010. Aggregate rental receipts under these subleases are approximately $15.0 million.
      Rent expense under operating leases, net of subleases was $7.4 million in 2004, $7.4 million in 2003 and $10.6 million in 2002.

7.	Stockholders’ Equity

Preferred Stock
      We have issued a total of 50,000 shares of preferred stock to Castle Gate, L.L.C., an investment partnership focused primarily on health-care and biomedical companies for gross proceeds of $50 million. We have designated 12,500 shares as Series A and 37,500 shares as Series B. The Series A shares are convertible into 1,470,588 shares of common stock at a conversion price of $8.50. The Series B shares are convertible into 1,465,989 shares of common stock at a conversion price of $25.58. In connection with the preferred stock we issued warrants which expire between 2005 and 2010 to purchase common stock as follows:

Number of Warrants	Exercise Price

312,500	$8.50
130,028	$7.69
30,540	$36.84
237,500	$18.22
      The preferred stock has an annual cumulative dividend rate of 5% and may be paid, at our option, in cash or in shares of our common stock. If we elect to pay in common stock the number of shares issued is calculated as the cash dividend amount divided by the stated conversion price of the respective preferred stock. The Preferred Stock may be converted into common stock at the option of Castle Gate at any time following issuance. Beginning on the fourth anniversary of issuance, shares of outstanding preferred stock will be converted into common stock if the price of our common stock exceeds the preferred stock conversion price by at least 30%, as specified in the agreement. Additionally, any shares of Preferred Stock that have not been converted previously will be converted automatically on the seventh anniversary of issuance. Series A and Series B preferred shares have voting rights based on the number of common shares into which the preferred shares are convertible. In the event of liquidation, the preferred stockholders share pro rata with common stockholders. To date no preferred stock has been converted to common stock.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We elected to pay the annual dividends in 2004, 2003 and 2002 in shares of our common stock as follows:

	Series A			Series B

	Shares	Value	Cash value	Shares	Value	Cash value

April 2004	73,529	$456,000	$625,000
December 2004				73,299	$271,000	$1,900,000
April 2003	73,529	$529,000	$625,000
December 2003				73,299	$438,000	$1,900,000
April 2002	73,529	$415,000	$625,000
December 2002				73,299	$465,000	$1,900,000
      The dividends have been recorded based on the fair value of the common stock issued. We accrue the dividend at the lower of the cash dividend amount or the current fair value of the shares to be issued.

Common Stock
      In October 2004, we issued 3,482,433 shares of our common stock to GSK in connection with the repayment of $15 million outstanding under a loan agreement between our wholly-owned subsidiary Coulter and SmithKline Beecham Corporation, a wholly-owned subsidiary of GSK. The loan agreement, as amended, permitted us to repay the outstanding balance either in cash or registered shares of our common stock, at our discretion.
      In September 2003, we delivered a draw down notice to CMI, in accordance with the terms of the equity line financing agreement between us and CMI and, as a result, a draw down period commenced on September 15, 2003 and terminated on October 10, 2003. Pursuant to the equity line financing agreement, CMI purchased an aggregate of 291,334 shares of our common stock at an average price per share of $8.58 for a total purchase price of approximately $2,500,000. The price at which CMI purchased these shares from us was established under the equity line financing agreement by reference to prices of our common stock on the Nasdaq National Market for the period beginning on September 15, 2003 and ending on October 10, 2003, net of a discount of 2%.
      In June 2003, we completed the sale of 3,719,085 shares of newly issued common stock and issued five-year warrants to purchase 669,435 shares of our common stock at an exercise price of $8.044 per share, in a private placement to a single institutional investor. We sold the newly issued common stock for $8.044 per share and we issued the warrants at a purchase price of $0.125 per share. We received net proceeds of approximately $28.4 million, after deducting underwriting fees and offering expenses.
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

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Generally, options become exercisable over a two and four-year period with 25% vesting on the first year anniversary of the date of grant and the remainder vesting monthly thereafter. All options expire no later than 10 years from the date of grant. Incentive stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the plan administrator, but not less than 85% of the fair market value of the stock at the date of grant. The plan administrator has the discretion to grant options that are exercisable for unvested shares of common stock and, to the extent that an optionee holds options for such unvested shares upon termination, we have the right to repurchase any or all of the unvested shares at the per-share exercise price paid by the optionee for the unvested shares.
      We adopted the 1997 Directors’ Stock Option Plan, or the Directors’ Plan, on July 25, 1997. As of December 31, 2004, 422,084 shares of common stock were reserved for issuance under the Directors’ Plan.
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
      As of December 31, 2004, the 2001 Plan and Directors Plan had 12,791,845 shares of common stock reserved for issuance to employees, directors and consultants.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our stock option activity and related information follows:

			Weighted
	Shares Available	Number of	Average
	for Grant	Options	Exercise Price

Balance at December 31, 2001	1,659,660	9,373,447	$16.88
Authorized for grant	1,321,020
Granted	(3,038,900)	3,038,900	6.05
Exercised	—	(52,225)	9.85
Cancelled	2,703,901	(2,703,901)	22.21

Balance at December 31, 2002	2,645,681	9,656,221	12.06
Authorized for grant	1,506,501	—
Granted	(1,893,950)	1,893,950	6.50
Exercised	—	(114,734)	3.11
Cancelled	967,685	(967,685)	11.59
Shares granted	(33,500)	—	—
Expired	(224,807)	—	—

Balance at December 31, 2003	2,967,610	10,467,752	11.19
Authorized for grant	1,663,110	—
Granted	(4,628,700)	4,628,700	4.19
Exercised	—	(295,758)	2.49
Cancelled	2,008,849	(2,008,849)	11.60

Balance at December 31, 2004	2,010,869	12,791,845	$8.80

      The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted		Weighted
	Outstanding on	Average	Average		Average
	December 31,	Remaining	Exercise		Exercise
Range of Exercise Prices	2004	Contractual Life	Price	Shares	Price

$0.33 — $0.99	209,555	2.28	$0.98	209,555	$0.98
$1.20 — $3.95	3,960,317	9.94	3.95	6,317	1.75
$3.98 — $6.04	2,911,941	7.99	5.75	1,563,330	5.73
$6.09 — $13.45	3,763,218	6.37	10.48	3,302,072	10.88
$13.50 — $71.53	1,946,814	5.41	20.81	1,823,620	21.04

$0.33 — $71.53	12,791,845	7.63	8.80	6,904,894	12.09

      At December 31, 2003 and 2002, we had 6,749,224 and 5,512,155 options exercisable, respectively.
      In 2003 we issued 33,500 shares of common stock previously granted to certain former Coulter employees upon the FDA approval of BEXXAR therapeutic regimen. We recorded expense of $247,000 as a result of the stock issuance.
      Deferred compensation of approximately $29.2 million was recorded at December 31, 2000, as a result of the merger with Coulter, which represented the difference between the exercise prices of options assumed from Coulter and their fair market values. Deferred compensation was fully amortized during

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004. Deferred compensation expense of approximately $15,000, $188,000 and $1.5 million was recognized for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, approximately $393,000, $80,000 and $1.9 million, respectively of deferred compensation was reversed related to employees that terminated employment during the year.
      Included in options outstanding at December 31, 2004 are approximately 182,000 options granted to consultants for services. Expense of approximately $14,000 and $101,000 was recorded in 2004 and 2003, respectively, related to options granted to consultants. A reduction to expense of $168,000 was recorded in 2002 related to options granted to consultants due to the decline in our stock price.

Employee Stock Purchase Plan
      On July 25, 1997, we adopted the 1997 Employee Stock Purchase Plan, or the Purchase Plan. Effective June 1, 2001, we amended and restated the Purchase Plan and redesignated it the 2001 Employee Stock Purchase Plan, or the 2001 ESPP. The amendment provided for an immediate increase in the shares available for issuance by 375,000 shares to 500,000 shares subject to an annual increase of not more than 500,000 shares in any calendar year. As of December 31, 2004, 312,906 shares of common stock were reserved for issuance under the 2001 ESPP. The 2001 ESPP permits eligible employees to enroll in a two year offering period with eight three-month purchase periods and to purchase shares of our common stock through payroll deductions at a price equal to 85% of the fair market value of our common stock on the first day of the applicable two year offering period or the last day of the date of applicable purchase six-month offering period, whichever is lower.
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
      In 2004, 187,094 shares were issued under the 2001 ESPP at $3.93 per share. In 2003, 159,153 shares were issued under the 2001 ESPP at a price of $5.28 per share. In 2002, 137,663 shares were issued under the 2001 ESPP at price of $5.24 per share.

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

	Employee Stock			Employee Stock
	Option			Purchase Plan

	2004	2003	2002	2004	2003	2002

Expected life (years)	4	4	4	1	1	1
Expected volatility	90%	90%	90%	90%	90%	90%
Risk-free interest rate	3.6%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of options granted during 2004, 2003 and 2002 was $3.06, $4.98 and $4.66, respectively.

Stock Warrants
      We had common stock warrants outstanding to purchase 2,794,263 shares of common stock as of December 31, 2004 at a weighted average exercise price of approximately $8.32 per share, which warrants expire between 2005 and 2010. Included in the total common stock warrants outstanding at December 31, 2004, are warrants to purchase 100,000 shares of common stock issued in connection with a line of credit with a weighted average exercise price of $11.06 per share and 1,244,836 shares of common stock issued in connection with a private placement to select institutional and other accredited investors with an exercise price of $6.13 per share. Included in the total common stock warrants outstanding at December 31, 2004, are 69,424 warrants issued prior to 1997, in connection with certain collaborative agreements with exercise prices ranging from $0.0033 to $6.60 per share. Vesting of 68,182 warrants is contingent upon the achievement of certain scientific milestones.

Common Stock Reserved
      Common stock was reserved for the following purposes at December 31, 2004:

Stock options outstanding	12,791,845
Warrants to purchase common stock	2,794,263
Employee stock purchase plan	312,906
Stock options available for grant	2,010,869
Conversion of preferred stock	2,936,577

Total	20,846,460

8.	Income Taxes
      At December 31, 2004 and 2003, we had net operating loss carryforwards of approximately $577.6 million and $511.8 million, respectively, and research and experimentation credit carryforwards of approximately $24.2 million and $22.4 million, respectively, which begin to expire in 2005. Utilization of net operating loss and research and development tax credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code, or the Code. During the period 1995 through 2003, we experienced ownership changes as defined by the Code. Accordingly, our use of losses incurred through the date of any ownership changes will be limited on an annual basis during the carryforward period, therefore some of the carryforwards will expire without being fully utilized.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to the net deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance for deferred tax assets increased $26.8 million during 2004, $23.2 million during 2003 and $18.5 million during 2002. The effects of

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$197,767	$174,028
Research and experimentation credit and foreign tax credit carryforwards	24,813	22,951
Deferred revenue	5,283	5,082
Financial statement expenses not deducted on tax return	5,526	4,610

	233,389	206,671
Deferred tax liabilities:
Tax return expenses not charged against financial statements	(419)	(514)

	(419)	(514)

Net deferred tax assets	232,970	206,157
Less valuation allowance	(232,970)	(206,157)

Net deferred tax assets	$—	$—

9.	401(k) Plan
      We have a tax-qualified employee savings and retirement plan, or the 401(k) Plan, covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($13,000 in 2004) and to have the amount of such reduction contributed to the 401(k) Plan. We have a 401(k) matching program whereby we contribute twenty-five cents for each dollar a participant contributes, with a maximum contribution of 25% of the first 8% of a participant’s earnings not to exceed 25% of the prescribed annual limit. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of eleven investment options. Our contributions under the 401(k) Plan were approximately $497,000 in 2004, $486,000 in 2003 and $500,000 in 2002.

10.	Other Income

Biogen Idec
      We received a $20 million up-front patent litigation settlement payment from Biogen Idec net of the portion of the settlement payable to other parties including a $9.9 million payment by us to GSK for their portion of the settlement. The settlement provided for Biogen Idec to pay us and GSK a $20 million up-front settlement payment, as well as a one-time milestone payment based on future Zevalin sales performance, and royalty payments on Zevalin sales from January 1, 2004, until such time as all BEXXAR therapeutic regimen patents expire.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Technology
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

11.	Discontinued Operations and Restructuring

Discontinued BEXXAR Therapeutic Regimen Operations
      On December 31, 2004, we transferred to GSK all of our rights and responsibilities, costs and certain assets associated with commercial and clinical development of BEXXAR therapeutic regimen on a worldwide basis. In return, we will continue to receive development and sales milestones and royalties based on sales of BEXXAR therapeutic regimen in the United States, Canada and Australasia. We and GSK will continue to equally share royalties on Zevalin sales according to the terms of the previous patent litigation settlement with Biogen Idec. As part of the sale we transferred raw material inventory and certain equipment to GSK.
      We have reclassified amounts related to BEXXAR therapeutic regimen operations from approval (in June 2003) through December 31, 2004 to discontinued operation in our statement of operations because:

•	we will not continue any of the revenue-producing or cost-generating activities related to BEXXAR therapeutic regimen after the sale. The cash flows related to the development and sales milestones and royalties are indirect cash flows as they are not part of the operating activities related to BEXXAR therapeutic regimen; and.

•	we will have no involvement in BEXXAR therapeutic regimen operations and no ability to influence operating policies or decisions.
      Discontinued operations include BEXXAR therapeutic regimen co-promotion revenue, clinical reimbursement revenue, clinical development and regulatory milestone revenue, the cost of all commercial and development activities with separately identifiable cash flows from the date of approval (in June 2003) through the date of disposition that will no longer be present in the ongoing entity subsequent to the disposal. We have also recorded the loss on the transfer of raw material inventory and certain equipment transferred to GSK in discontinued operations. The following table includes the amounts classified as discontinued operations:

	December 31,

	2004	2003

Revenue	$13,306	$15,365
Expenses	(37,549)	(18,044)
Loss on transfer of assets	(2,746)	—

Net loss from discontinued operations	$26,989	$2,679

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring
      In connection with the sale of BEXXAR therapeutic regimen to GSK, we restructured our operations in South San Francisco and Seattle including a workforce reduction of approximately 160 employees. Approximately 44 of these employees have been retained to provide transitional services to GSK through approximately June 30, 2005. We recorded a restructuring charge in the fourth quarter of 2004 of $3.8 million that consisted of employee severance and benefits. A portion of the charge is included in restructuring and a portion is included in discontinued operations. As of December 31, 2004 we had paid $169,000 of the total restructuring charge. The remaining severance and benefits will be paid in 2005. We expect to record additional charges in 2005 related to workforce reductions as certain employees involved in the transition of BEXXAR therapeutic regimen to GSK complete their transition activities. We also expect to incur additional non-cash charges as we vacate our South San Francisco facilities.
      In November 2003, we restructured our operations including a workforce reduction of approximately 18 percent, which includes the elimination of unfilled open positions, as well as select existing positions. The restructuring charge for the fourth quarter of 2003 was $2.3 million and consisted of employee severance, benefits and outplacement services. We paid $1.4 million of the total restructuring charge in 2003 and the remaining $900,000 in 2004.

12.	Commitments and Contingencies
      We are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows. See Footnote 6 for a description of our commitments.

13.	Geographic Information
      Revenue by country were as follows:

	2004	2003	2002

North America	10,594	18,815	18,940
Europe:
UK	4,068	6,010	12,958
Belgium	5,185	3,148	3,616
Others	2,315	3,690	7,066

	11,568	12,848	23,640
Asia	2,794	3,682	6,158

Total	24,956	35,345	48,738

      We recognized 23% of our collaborative revenue in 2004 from one collaborative partner, 41% from two collaborative partners in 2003 and 42% from one collaborative partner in 2002.

CORIXA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)
      The following table contains selected unaudited statement of operations information for each quarter of 2004 and 2003. We believe that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data:

	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
2004
Revenue	$5,957	$4,522	$6,185	$8,292
Net loss from continuing operations	(14,515)	(3,682)	(12,380)	(18,841)
Net loss from discontinued operations	(6,396)	(6,760)	(8,000)	(5,833)
Net loss	(20,911)	(10,442)	(20,380)	(24,674)
Basic and diluted net loss per common share:
Continuing operations	(0.26)	(0.07)	(0.22)	(0.32)
Discontinued operations	(0.12)	(0.12)	(0.14)	(0.10)
Net loss	(0.38)	(0.19)	(0.37)	(0.42)
2003
Revenue	$9,125	$7,559	$5,989	$12,472
Net loss from continuing operations	(18,696)	(32,873)	(19,530)	(10,141)
Net gain (loss from discontinued operations)	—	12,250	(8,229)	(6,700)
Net loss	(18,696)	(20,623)	(27,759)	(16,841)
Basic and diluted net loss per common share:
Continuing operations	(0.37)	(0.64)	(0.36)	(0.18)
Discontinued operations	—	0.24	(0.15)	(0.12)
Net loss	(0.37)	(0.40)	(0.51)	(0.31)

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.
      (b) Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in — “Internal Control Intergrated Framework”. Based on our evaluation using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our managements’ assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K in Item 8.
      (c) Changes in internal controls. There were no significant changes in our internal controls during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item, including, without limitation, disclosure regarding our Code of Ethics, is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this item is incorporated by reference to the information set forth under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference to the information set forth under the caption “Independent Auditors” in our 2005 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      The following documents are filed as part of this report:

(a)(1) Reports of independent registered accounting firm.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations — Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.
           (a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Index to Exhibits filed in response to Item 601 of Regulation S-K is set forth below.
EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa	(FF)
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock	(D)
3.3	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(T)
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock	(E)
3.5	Certificate of Amendment of Certificate of Incorporation	(DD)
3.6	Bylaws of Corixa Corporation	(BB)
3.7	Amendment No. 1 to Bylaws	(KK)
3.8	Amendment No. 2 to Bylaws	(KK)
4.1	Indenture dated June 13, 2003 between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(U)

License, Development, Commercialization and Supply Agreements

10	.1+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(C)
10	.2+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(H)

Exhibit
Number		License, Development, Commercialization and Supply Agreements	Page

10	.3+	Letter Agreement, dated August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, amending the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(M)
10	.4+	Amendment No. 2, dated January 28, 2003, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(S)
10	.5+	Collaboration and License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(S)
10	.6+	Corixa License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(S)
10	.7+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(L)
10	.8+	Letter Agreement dated November 19, 2001 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(S)
10	.9+	Letter Agreement dated November 15, 2002 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(S)
10	.10+	Amended and Restated License and Collaborative Research Agreement dated as of December 19, 2002 between Corixa Corporation and Japan Tobacco Inc.	(S)
10	.11+	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(M)
10	.12+	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd. dated August 6, 2001 amending the Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(M)
10	.13+	License, Development and Commercialization Agreement dated November 27, 2002 between Corixa Corporation and Kirin Brewery Company, Ltd.	(P)
10	.14+	License and Supply Agreement dated May 27, 2003 among Corixa Corporation, Coulter Pharmaceutical, Inc. and GlaxoSmithKline Inc.	(V)
10	.15+	Settlement Agreement and License between Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline, dated February 27, 2004	(HH)
10	.16+	Letter Amendment to MPL Agreements between Corixa Corporation and SmithKline Beecham d/b/a GlaxoSmithKline, dated July 20, 2004	(II)
10	.17*	Asset Purchase Agreement among Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham d/b/a GlaxoSmithKline, dated December 12, 2004	†
10.18		First Amendment, dated December 31, 2004, to the Asset Purchase Agreement between Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham d/b/a GlaxoSmithKline, dated December 12, 2004	†
10.19		Second Amendment, dated February 2, 2005, to the Asset Purchase Agreement between Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham d/b/a GlaxoSmithKline, dated December 12, 2004	†

Debt and Equity Investment Agreements

10	.20+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10	.21+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)

Exhibit
Number		Debt and Equity Investment Agreements	Page

10	.22+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10	.23+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10	.24+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10	.25+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10	.26+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10	.27+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10	.28+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10	.29+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate, L.L.C. on December 29, 2000	(E)
10	.30+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(G)
10.31		First Amendment dated June 28, 2002 to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(Q)
10.32		Second Amendment, dated August 26, 2003, to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(W)
10	.33+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(G)
10	.34+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(G)
10.35		Registration Rights Agreement dated August 26, 2003 between Corixa Corporation and SmithKline Beecham Corporation	(W)
10.36		Form of Warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(K)
10.37		Loan Agreement between Corixa Corporation and BNP Paribas, dated August 3, 2001	(N)
10.38		Master Security Agreement between Corixa Corporation and General Electric Capital Corporation dated February 25, 2002	(GG)
10.39		Promissory Note dated December 31, 2003 in the principal amount of $7,000,000, by Corixa Corporation in favor of General Electric Capital Corporation	(FF)
10.40		Securities Deposit Pledge Agreement dated December 31, 2004 by Corixa Corporation in favor of General Electric Capital Corporation	(FF)
10.41		Securities Purchase Agreement dated August 9, 2002 among Corixa Corporation and the purchasers named therein	(Z)
10.42		Registration Rights Agreement dated August 9, 2002 among Corixa Corporation and the investors named therein	(Z)
10.43		Registration Rights Agreement dated June 13, 2003 for 4.25% Convertible Subordinated Notes due July 1, 2008	(U)
10	.44+	Credit Agreement between Corixa Corporation and NDC New Markets Investments IV, L.P., dated March 2, 2004	(JJ)

Exhibit
Number	Debt and Equity Investment Agreements	Page

10.45	Promissory Note dated March 2, 2004 in the principle amount of $14,550,000, by NDC New Markets Investments IV, L.P. in favor of Corixa Corporation	(JJ)
10.46	Security Agreement between Corixa Corporation and NDC New Markets Investment IV, L.P., dated March 2, 2004	(JJ)
10.47	First Amendment, dated February 28, 2005, to the Security Agreement between Corixa Corporation and NDC New Markets Investment IV, L.P., dated March 2, 2004	†

Real Estate Agreements

10.48		Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)
10.49		Second Amendment to Columbia Building Lease dated September 25, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(B)
10.50		Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)
10.51		First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	(N)
10.52		Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(N)
10.53		Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(N)
10	.55+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(AA)
10	.55+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(G)
10.56		Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(N)
10	.57+	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(M)
10	.58+	First Amendment to Lease dated January 15, 2002 between Gateway Boulevard Associates II, LLC, as successor interest to HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(S)
10	.59+	Lease Agreement dated October 15, 2002 between Corixa Corporation and Lifesciences Building, LLC	(O)
10	.60+	Sublease Agreement dated April 4, 2003 between Coulter Pharmaceutical, Inc. and Gryphon Therapeutics, Inc.	(CC)
10	.61+	Sublease Agreement dated May 15, 2003 between Coulter Pharmaceutical, Inc. and Corgentech, Inc.	(CC)
10.62		Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(X)
10.63		First Amendment dated September 29, 2003 to Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(Y)
10.64		Standard Form of Agreement Between Owner and Contractor dated December 22, 2003 between Corixa Corporation and BN Builders, Inc.	(FF)

Stock, Option and Retirement Plans

10.65	2001 Stock Incentive Plan	(I)
10.66	1997 Directors’ Stock Option Plan	(A)
10.67	2001 Employee Stock Purchase Plan	(J)
10.68	Corixa Corporation 401(k) Savings & Retirement Plan	(LL)
10.69	Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(F)
10.70	Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(F)
10.71	Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(F)

Agreements with Officers and Directors

10.72	Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(LL)
10.73	Form of Corixa Corporation Executive Employment Agreement	(FF)
10.74	Amendment to Form of Corixa Corporation Executive Employment Agreement	(KK)
10.75	Amendment to Form of Corixa Corporation Executive Employment Agreement entered into between Corixa Corporation and each of Michelle Burris, David Fanning, Steven Gillis, Ph.D. and Kathleen McKereghan Deeley	(MM)
10.76	Schedule of officers party to Corixa Corporation Executive Employment Agreement	†
21.1	Subsidiaries of Corixa Corporation	†
23.1	Consent of independent registered accounting firm	†
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†
31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference Corixa’s Form S-1/A (File No. 333-32147), filed with the Commission on July 25, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on November 12, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(F)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(G)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K, (File No. 000-21905), filed with the Commission on March 30, 1999.

(H)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(I)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 19, 2001.

(J)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001.

(K)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(L)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(M)	Incorporated herein by reference to Corixa’s Form 10-K/A (File No. 000-22891), filed with the Commission on June 24, 2002.

(N)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 1, 2002.

(O)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on October 21, 2002.

(P)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 5, 2002.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 13, 2002.

(R)	Incorporated herein by reference to Corixa’s Form 8-K/A (File No. 000-22891), filed with the Commission on May 29, 2002.

(S)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on February 25, 2003.

(T)	Incorporated herein by reference to Corixa’s Amendment to Registration Statement on Form 8-A/ A, filed with the Commission on March 6, 2003.

(U)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 18, 2003

(V)	Incorporated herein by reference to Corixa’s Form 8-K/A (File No. 000-22891), filed with the Commission on July 29, 2003.

(W)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 9, 2003

(X)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 11, 2003

(Y)	Incorporated herein by reference to Corixa’s Form 8-K/A (File No. 0-22891), filed with the Commission on September 29, 2003

(Z)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on August 13, 2002

(AA)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the commission on March 27, 1998

(BB)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001

(CC)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 9, 2003

(DD)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on August 14, 2000

(EE)	Incorporated herein by reference to the “Power of Attorney” granted below in this report on Form 10-K.

(FF)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 0-22891), filed with the Commission on March 9, 2004

(GG)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on May 15, 2002

(HH)	Incorporated herein by reference to Corixa’s Form 10-QA (File No. 0-22891), filed with the Commission on December 13, 2004

(II)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 24, 2004

(JJ)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on May 6, 2004

(KK)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on November 9, 2004

(LL)	Incorporated herein by reference to Corixa’s Form S-1/ A (File No. 333-32147), filed with the Commission on September 19, 1997

(MM)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 6, 2005

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORIXA CORPORATION

By:	/s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and Chief Financial Officer
Date: March 16, 2005
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

Signature	Title	Date

/s/ STEVEN GILLIS Steven Gillis	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ MICHELLE BURRIS Michelle Burris	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ RON HUNT Ron Hunt	Director	March 16, 2005

/s/ GREGORY SESSLER Gregory Sessler	Director	March 16, 2005

/s/ ARNOLD ORONSKY Arnold Oronsky	Director	March 16, 2005

/s/ JAMES YOUNG James Young	Director	March 16, 2005

/s/ ROBERT MOMSEN Robert Momsen	Director	March 16, 2005

/s/ SAMUEL R. SAKS Samuel R. Saks	Director	March 16, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa	(FF)
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock	(D)
3.3	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(T)
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock	(E)
3.5	Certificate of Amendment of Certificate of Incorporation	(DD)
3.6	Bylaws of Corixa Corporation	(BB)
3.7	Amendment No. 1 to Bylaws	(KK)
3.8	Amendment No. 2 to Bylaws	(KK)
4.1	Indenture dated June 13, 2003 between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(U)

License, Development, Commercialization and Supply Agreements

10.1+	Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(C)
10.2+	Amendment No. 1, dated May 25, 2000, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(H)
10.3+	Letter Agreement, dated August 16, 2001, between Corixa Corporation and SmithKline Beecham plc, amending the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(M)
10.4+	Amendment No. 2, dated January 28, 2003, to the Multi-Field Vaccine Discovery Collaboration and License Agreement between Corixa Corporation and SmithKline Beecham plc, dated September 1, 1998	(S)
10.5+	Collaboration and License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(S)
10.6+	Corixa License Agreement dated January 28, 2003 between Corixa Corporation and SmithKline Beecham plc	(S)
10.7+	Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(L)
10.8+	Letter Agreement dated November 19, 2001 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(S)
10.9+	Letter Agreement dated November 15, 2002 between Corixa Corporation and Inpharzam International, amending the Collaboration Agreement dated May 21, 1999 between Corixa Corporation Inpharzam International	(S)
10.10+	Amended and Restated License and Collaborative Research Agreement dated as of December 19, 2002 between Corixa Corporation and Japan Tobacco Inc.	(S)
10.11+	Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(M)
10.12+	Letter Agreement between Corixa Corporation and Zenyaku Kogyo Co., Ltd. dated August 6, 2001 amending the Development and License Agreement dated August 16, 1999 between Zenyaku Kogyo Co., Ltd. and Corixa Corporation	(M)
10.13+	License, Development and Commercialization Agreement dated November 27, 2002 between Corixa Corporation and Kirin Brewery Company, Ltd.	(P)
10.14+	License and Supply Agreement dated May 27, 2003 among Corixa Corporation, Coulter Pharmaceutical, Inc. and GlaxoSmithKline Inc.	(V)

Exhibit
Number	License, Development, Commercialization and Supply Agreements	Page

10.15+	Settlement Agreement and License between Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline, dated February 27, 2004	(HH)
10.16+	Letter Amendment to MPL Agreements between Corixa Corporation and SmithKline Beecham d/b/a GlaxoSmithKline, dated July 20, 2004	(II)
10.17*	Asset Purchase Agreement among Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham d/b/a GlaxoSmithKline, dated December 12, 2004	†
10.18	First Amendment, dated December 31, 2004, to the Asset Purchase Agreement between Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham d/b/a GlaxoSmithKline, dated December 12, 2004	†
10.19	Second Amendment, dated February 2, 2005, to the Asset Purchase Agreement between Corixa Corporation, Coulter Pharmaceutical, Inc. and SmithKline Beecham d/b/a GlaxoSmithKline, dated December 12, 2004	†

Debt and Equity Investment Agreements

10.20+	Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10.21+	Amendment No. 1, dated December 21, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.22+	Amendment No. 2, dated December 29, 2000, to the Equity Line of Credit and Securities Purchase Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(E)
10.23+	Registration Rights Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10.24+	Standstill Agreement between Corixa Corporation and Castle Gate, L.L.C., dated April 8, 1999	(D)
10.25+	Warrant Number CG-1 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10.26+	Warrant Number CG-2 issued by Corixa Corporation to Castle Gate, L.L.C. on April 8, 1999	(D)
10.27+	Form of Warrant Number CG-3 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10.28+	Form of Warrant Number CG-4 to be issued by Corixa Corporation to Castle Gate, L.L.C. on the occurrence of certain events in accordance with the terms of the Equity Line of Credit and Securities Purchase Agreement	(D)
10.29+	Warrant Number CG-5 issued by Corixa Corporation to Castle Gate, L.L.C. on December 29, 2000	(E)
10.30+	Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(G)
10.31	First Amendment dated June 28, 2002 to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(Q)
10.32	Second Amendment, dated August 26, 2003, to the Loan Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(W)
10.33+	Security Agreement between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(G)
10.34+	Grant of Security Interest between Coulter Pharmaceutical, Inc. and SmithKline Beecham Corporation, dated October 23, 1998	(G)
10.35	Registration Rights Agreement dated August 26, 2003 between Corixa Corporation and SmithKline Beecham Corporation	(W)

Exhibit
Number	Debt and Equity Investment Agreements	Page

10.36	Form of Warrant issued by Corixa Corporation to employees of Shoreline Pacific, LLC on December 3, 2001	(K)
10.37	Loan Agreement between Corixa Corporation and BNP Paribas, dated August 3, 2001	(N)
10.38	Master Security Agreement between Corixa Corporation and General Electric Capital Corporation dated February 25, 2002	(GG)
10.39	Promissory Note dated December 31, 2003 in the principal amount of $7,000,000, by Corixa Corporation in favor of General Electric Capital Corporation	(FF)
10.40	Securities Deposit Pledge Agreement dated December 31, 2004 by Corixa Corporation in favor of General Electric Capital Corporation	(FF)
10.41	Securities Purchase Agreement dated August 9, 2002 among Corixa Corporation and the purchasers named therein	(Z)
10.42	Registration Rights Agreement dated August 9, 2002 among Corixa Corporation and the investors named therein	(Z)
10.43	Registration Rights Agreement dated June 13, 2003 for 4.25% Convertible Subordinated Notes due July 1, 2008	(U)
10.44+	Credit Agreement between Corixa Corporation and NDC New Markets Investments IV, L.P., dated March 2, 2004	(JJ)
10.45	Promissory Note dated March 2, 2004 in the principle amount of $14,550,000, by NDC New Markets Investments IV, L.P. in favor of Corixa Corporation	(JJ)
10.46	Security Agreement between Corixa Corporation and NDC New Markets Investment IV, L.P., dated March 2, 2004	(JJ)
10.47	First Amendment, dated February 28, 2005, to the Security Agreement between Corixa Corporation and NDC New Markets Investment IV, L.P., dated March 2, 2004	†
10.48	Columbia Building Lease dated October 28, 1994 and Columbia Building Lease First Amendment dated December 29, 1995, each between Corixa Corporation and Fred Hutchinson Cancer Research Center	(A)
10.49	Second Amendment to Columbia Building Lease dated September 25, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., successor in interest to Fred Hutchinson Cancer Research Center	(B)
10.50	Lease dated May 31, 1996 between Corixa Corporation and Health Science Properties, Inc.	(A)
10.51	First Amendment to Lease dated January 31, 1997 between Corixa Corporation and Health Science Properties, Inc.	(N)
10.52	Second Amendment to Lease dated June 30, 1997 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(N)
10.53	Third Amendment to Lease dated November 1, 1998 between Corixa Corporation and Alexandria Real Estate Equities, Inc., formerly known as Health Science Properties, Inc.	(N)
10.55+	Lease dated November 7, 1997 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(AA)
10.55+	First Amendment to Lease dated November 10, 1998 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(G)
10.56	Second Amendment to Lease dated May 19, 2000 between HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(N)
10.57+	Lease dated May 19, 2000 between HMS Gateway Office L.P. and Boulevard Associates II, LLC, as successor interest to HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(S)
10.58+	First Amendment to Lease dated January 15, 2002 between Gateway Boulevard Associates II, LLC, as successor interest to HMS Gateway Office L.P. and Coulter Pharmaceutical, Inc.	(S)

Exhibit
Number	Real Estate Agreements	Page

10.59+	Lease Agreement dated October 15, 2002 between Corixa Corporation and Lifesciences Building, LLC	(O)
10.60+	Sublease Agreement dated April 4, 2003 between Coulter Pharmaceutical, Inc. and Gryphon Therapeutics, Inc.	(CC)
10.61+	Sublease Agreement dated May 15, 2003 between Coulter Pharmaceutical, Inc. and Corgentech, Inc.	(CC)
10.62	Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(X)
10.63	First Amendment dated September 29, 2003 to Sublease Agreement dated September 11, 2003 between Coulter Pharmaceutical, Inc. and Axys Pharmaceuticals, Inc.	(Y)
10.64	Standard Form of Agreement Between Owner and Contractor dated December 22, 2003 between Corixa Corporation and BN Builders, Inc.	(FF)
Stock, Option and Retirement Plans

10.65	2001 Stock Incentive Plan	(I)
10.66	1997 Directors’ Stock Option Plan	(A)
10.67	2001 Employee Stock Purchase Plan	(J)
10.68	Corixa Corporation 401(k) Savings & Retirement Plan	(LL)
10.69	Coulter Pharmaceutical, Inc. 1996 Employee Stock Purchase Plan	(F)
10.70	Coulter Pharmaceutical, Inc. 1995 Equity Incentive Plan	(F)
10.71	Coulter Pharmaceutical, Inc. 1996 Equity Incentive Plan	(F)
Agreements with Officers and Directors

10.72	Form of Indemnification Agreement between Corixa Corporation and each director and officer of Corixa Corporation	(LL)
10.73	Form of Corixa Corporation Executive Employment Agreement	(FF)
10.74	Amendment to Form of Corixa Corporation Executive Employment Agreement	(KK)
10.75	Amendment to Form of Corixa Corporation Executive Employment Agreement entered into between Corixa Corporation and each of Michelle Burris, David Fanning, Steven Gillis, Ph.D. and Kathleen McKereghan Deeley	(MM)
10.76	Schedule of officers party to Corixa Corporation Executive Employment Agreement	†
21.1	Subsidiaries of Corixa Corporation	†
23.1	Consent of independent registered accounting firm	†
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†
31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

(A)	Incorporated herein by reference Corixa’s Form S-1/ A (File No. 333-32147), filed with the Commission on July 25, 1997.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on November 12, 1998.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on November 10, 1998.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on April 23, 1999.

(E)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 4, 2001.

(F)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-52968), filed with the Commission on December 29, 2000.

(G)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K, (File No. 000-21905), filed with the Commission on March 30, 1999.

(H)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on November 6, 2000.

(I)	Incorporated herein by reference to Corixa’s Registration Statement on Form S-8 (File No. 333-65394), filed with the Commission on July 19, 2001.

(J)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 10, 2001.

(K)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 17, 2001.

(L)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 9, 1999.

(M)	Incorporated herein by reference to Corixa’s Form 10-K/ A (File No. 000-22891), filed with the Commission on June 24, 2002.

(N)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 1, 2002.

(O)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on October 21, 2002.

(P)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 000-22891), filed with the Commission on December 5, 2002.

(Q)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 000-22891), filed with the Commission on August 13, 2002.

(R)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on May 29, 2002.

(S)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on February 25, 2003.

(T)	Incorporated herein by reference to Corixa’s Amendment to Registration Statement on Form 8-A/ A, filed with the Commission on March 6, 2003.

(U)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 18, 2003

(V)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 000-22891), filed with the Commission on July 29, 2003.

(W)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 9, 2003

(X)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 11, 2003

(Y)	Incorporated herein by reference to Corixa’s Form 8-K/ A (File No. 0-22891), filed with the Commission on September 29, 2003

(Z)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on August 13, 2002

(AA)	Incorporated herein by reference to Coulter Pharmaceutical, Inc.’s Form 10-K (File No. 000-21905), filed with the commission on March 27, 1998

(BB)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 000-22891), filed with the Commission on March 30, 2001

(CC)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on June 9, 2003

(DD)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on August 14, 2000

(EE)	Incorporated herein by reference to the “Power of Attorney” granted below in this report on Form 10-K.

(FF)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 0-22891), filed with the Commission on March 9, 2004

(GG)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on May 15, 2002

(HH)	Incorporated herein by reference to Corixa’s Form 10-QA (File No. 0-22891), filed with the Commission on December 13, 2004

(II)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on September 24, 2004

(JJ)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on May 6, 2004

(KK)	Incorporated herein by reference to Corixa’s Form 10-Q (File No. 0-22891), filed with the Commission on November 9, 2004

(LL)	Incorporated herein by reference to Corixa’s Form S-1/ A (File No. 333-32147), filed with the Commission on September 19, 1997

(MM)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Commission on January 6, 2005

+	Confidential treatment granted by order of the SEC.

*	Confidential treatment sought by Corixa Corporation from the SEC.

†	Filed herewith.