Form 10-Q
period 2005-03-31
CORIXA CORP
filed 2005-05-10
CIK 1042561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

     As of May 5, 2005 there were approximately 59,650,085 shares of the Registrant’s common stock outstanding.

CORIXA CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2005
INDEX

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CORIXA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,394	$18,558
Securities available-for-sale	66,983	76,579
Accounts receivable	7,868	13,588
Interest receivable	647	524
Prepaid expenses and other current assets	3,457	4,670

Total current assets	90,349	113,919
Property and equipment, net	45,226	44,237
Securities available-for-sale, noncurrent	21,050	21,050
Acquisition-related intangible assets, net	659	769
Deferred charges, deposits and other assets	10,847	11,226

Total assets	$168,131	$191,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$17,789	$27,370
Dividend payable	282	201
Current portion of deferred revenue	4,483	4,781
Current portion of long-term obligations	8,062	8,689

Total current liabilities	30,616	41,041
Deferred revenue, less current portion	11,208	10,758
Long-term obligations, less current portion	118,604	119,110
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized - 10,000,000 shares;
Designated Series A - 12,500 shares; issued and outstanding - 12,500 shares	—	—
Designated Series B - 37,500 shares; issued and outstanding - 37,500 shares	—	—
Common stock, $0.001 par value:
Authorized - 100,000,000 shares;
Issued and outstanding – 59,576,556 shares at March 31, 2005 and 59,515,619 at December 31, 2004	60	60
Additional paid-in capital	1,292,446	1,292,385
Accumulated other comprehensive loss	(1,564)	(1,186)
Accumulated deficit	(1,283,239)	(1,270,967)

Total stockholders’ equity	7,703	20,292

Total liabilities and stockholders’ equity	$168,131	$191,201

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue:
Collaborative agreements	$4,609	$4,585
Product sales	1,566	581
Government grants	1,010	791

Total revenue	7,185	5,957
Operating expenses:
Research and development	14,133	16,716
Sales, general and administrative	2,271	2,441
Manufacturing	1,098	488
Restructuring	237	2

Total operating expenses	17,739	19,647

Loss from operations	(10,554)	(13,690)
Interest income	563	955
Interest expense	(1,385)	(1,780)
Other income, net	5	—

Net loss from continuing operations	(11,371)	(14,515)
Net loss from discontinued operations	(901)	(6,396)

Net loss	(12,272)	(20,911)
Preferred stock dividend	(81)	(255)

Net loss applicable to common stockholders	$(12,353)	$(21,166)

Basic and diluted net loss per common share
From continuing operations	$(0.19)	$(0.26)

Discontinued operations	$(0.02)	$(0.12)

Net loss applicable to common stockholders	$(0.21)	$(0.38)

Shares used in computation of basic and diluted net loss per common share	59,523	55,489

See accompanying notes.

CORIXA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities
Net loss	$(12,272)	$(20,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	—	32
Depreciation and amortization	1,524	1,676
Loss on sale of securities available-for-sale	40	180
Changes in certain assets and liabilities:
Accounts receivable	5,720	1,901
Interest receivable	(123)	266
Prepaid expenses and other assets	1,592	211
Accounts payable and accrued liabilities	(9,581)	885
Deferred revenue	152	(2,492)

Net cash used in operating activities	(12,948)	(18,252)
Investing activities
Purchases of securities available-for-sale	(2,992)	(33,110)
Proceeds from maturities of securities available-for-sale	7,777	14,724
Proceeds from sales of securities available-for-sale	4,393	48,660
Purchases of property and equipment	(2,403)	(9,280)

Net cash provided by (used in) investing activities	6,775	20,994
Financing activities
Net proceeds from issuance of common stock	142	748
Net proceeds from debt obligations	—	14,550
Principal payments made on long-term obligations	(1,133)	(1,415)

Net cash (used in) provided by financing activities	(991)	13,883

Net (decrease) increase in cash and cash equivalents	(7,164)	16,625
Cash and cash equivalents at beginning of period	18,558	36,890

Cash and cash equivalents at end of period	$11,394	$53,515

Supplemental disclosure of cash flow information:
Interest paid	$2,678	$3,019
Supplemental Schedule of Noncash Investing and Financing Activities:
Interest expense related to debt offering cost	$190	$207

See accompanying notes.

CORIXA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

     We are a developer of innovative immunotherapeutic products that regulate innate immune responses. These products include:

▪	Vaccine Adjuvants – compounds or additives that, when combined with a vaccine, boost the body’s immune response to antigens contained in the vaccine; and

▪	TLR4 agonists and antagonists – compounds that interact with a type of cell surface receptor that recognizes distinct molecular signatures presented by invading pathogens and generate an immune response. These responses may be useful in the prevention and/or therapy of many conditions, including seasonal allergic rhinitis, broad infection prevention, chronic obstructive pulmonary disease and inflammatory conditions.

     We are a product development company with multiple product candidates, many in late-stage human clinical trials.

     We have reclassified amounts related to BEXXAR therapeutic regimen operations from approval (in June 2003) through March 31, 2005 to discontinued operations in connection with the transfer of those operations to GSK in December 2004.

Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of our wholly owned subsidiary, Coulter Pharmaceutical, Inc., or Coulter. These statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and in accordance with SEC rules and regulations. All significant intercompany account balances and transactions have been eliminated in consolidation. In the opinion of our management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date but does not include disclosures required by GAAP for complete financial statements. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2004, included in our annual report on Form 10-K filed with the SEC.

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

     At March 31, 2005, securities available-for-sale included a certificate of deposit of $938,000 that secures a financing agreement, $14.6 million that secures our loan with NDC New Markets Investments IV, L.P., or NDC, $2.0 million that secures a letter of credit related to our leased properties in South San Francisco and a $5.3 million letter of credit that guarantees a portion of our obligations under a Seattle facilities lease agreement. In addition, deferred charges, deposits and other assets include a $3.5 million deposit that secures our obligations under the GE Capital loans.

Certain Concentrations

     We are subject to concentrations of credit risk, primarily from our investments. Credit risk for investments is managed by the purchase of investment-grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

     We sell products to and record collaborative revenue from a limited number of pharmaceutical and biotechnology companies without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses when necessary. As of March 31, 2005 accounts receivable included two customers that each accounted for 51% and 17% of accounts receivables respectively.

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

Revenue Recognition

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

     We recognized 64% and 77% of our revenue from collaborative partners during the three months ended March 31, 2005 and March 31, 2004, respectively.

Stock-Based Compensation

     We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and apply Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, or APB 25, and related interpretations in accounting for our stock option plans. Accordingly, our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

     At March 31, 2005, we had two stock-based employee compensation plans under which we grant options and issue shares of stock. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123 to stock-based employee compensation.

	For the three months ended
	March 31, 2005	March 31, 2004
	(In thousands, except per share data)
Net loss:
As reported	$(12,272)	$(20,911)
Additional stock-based employee compensation expense determined under fair value based method for all awards	(3,677)	(2,264)

Pro forma net loss	(15,949)	(23,175)
Preferred stock dividend	(81)	(255)

Pro forma net loss applicable to common stockholders	$(16,030)	$(23,430)

Net loss per common share applicable to common stockholders:
As reported	$(0.21)	$(0.38)
Pro forma	$(0.27)	$(0.42)

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

     During the three months ended March 31, 2005, approximately 11,000 common stock options were exercised. The weighted average fair value of common stock options granted for the three months ended March 31, 2005 was $3.64.

New Accounting Pronouncements

     On December 16, 2004, the FASB issued FAS 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95”, (FAS 123R), which is effective for public companies no later than the beginning of the first fiscal year beginning after June 15, 2005. We will be required to implement the new standard no later than January 1, 2006. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006. FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are currently evaluating option valuation methodologies and assumptions of FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2005 presentation. Product sales, restructuring and manufacturing cost have been reclassified on the statement of operations as separate line items.

2. Comprehensive Loss

     For the three months ended March 31, 2005 and March 31, 2004, our comprehensive loss was as follows (in thousands):

	For the three months ended
	March 31, 2005	March 31, 2004
Net loss	$(12,272)	$(20,911)
Other comprehensive loss:
Change in unrealized holding (gains) losses during the period	(378)	402

Total comprehensive loss	$(12,650)	$(20,509)

3. Discontinued operations

     On December 31, 2004, we transferred to SmithKline Beecham Corporation (doing business as GlaxoSmithKline), or GSK, all of our rights and responsibilities, costs and certain assets associated with commercial and clinical development of BEXXAR therapeutic regimen on a worldwide basis. In return, GSK agreed to pay us development and sales milestones and royalties based on sales of BEXXAR therapeutic regimen in the United States, Canada and Australasia. We and GSK continue to equally share royalties on Zevalin sales according to the terms of the previous patent litigation settlement with Biogen Idec.

     We have reclassified amounts related to BEXXAR therapeutic regimen operations from approval in June 2003 through March 31, 2005 to discontinued operations in our statement of operations because:

•	we will not continue any of the revenue-producing or cost-generating activities related to BEXXAR therapeutic regimen subsequent to the disposal. The cash flows related to the development and sales milestones and royalties are indirect cash flows as they are not part of the operating activities related to BEXXAR therapeutic regimen; and

•	we will have no involvement in BEXXAR therapeutic regimen operations and no ability to influence operating policies or decisions.

     Discontinued operations for the quarters ended March 31, 2005 and March 31, 2004 include BEXXAR therapeutic regimen clinical reimbursement revenue and the cost of all commercial and development activities with separately identifiable cash flows that will no longer be present in the ongoing entity subsequent to the disposal. The following table includes the amounts classified as discontinued operations:

	March 31,
	2005	2004
Revenue	$—	$1,327
Expenses	(901)	(7,723)

Net loss from discontinued operations	$(901)	$(6,396)

4. Commitments and Contingencies

     From time to time, we are party to routine claims and litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial position and results of operations or cash flows.

5. Subsequent Events

     On April 29, 2005, we signed a definitive merger agreement with GSK under which GSK has agreed to acquire us. Under the terms of the agreement, GSK will pay $4.40 in cash for each share of our common stock, or common stock equivalent, or approximately $300 million. GSK will assume our outstanding convertible notes, and after the transaction, the holders of these notes will have the right to cause GSK to redeem the notes for par plus accrued interest. Closing of this transaction is subject to customary conditions, including Hart-Scott-Rodino clearance and the approval of our stockholders.

     On May 3, 2005, a holder of our common stock on behalf of herself and purportedly on behalf of a class of our stockholders, filed an action in the Court of Chancery of the state of Delaware against us, our board of directors and GSK, seeking, among other things, to potentially enjoin us from consummating the proposed merger with GSK and seeking rescissory and compensatory damages if the proposed transaction is consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

     Our disclosure and analysis in this quarterly report on Form 10-Q and the documents incorporated by reference contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include, without limitation:

•	statements about the expected closing of the acquisition by GSK;

•	statements about the expected effect of the pending acquisition of Corixa by GSK on our business;

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenue;

•	statements regarding expected payments under collaboration agreements;

•	statements about our expectations for regulatory approval of any of our product candidates;

•	statements about our product development schedule;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available equity line facilities and bank borrowings to meet these requirements;

•	statements about our future operational and manufacturing capabilities;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Summary of Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There were no changes to our critical accounting policies during the three months ended March 31, 2005. We believe the following accounting policy, in addition to those described in our Annual Report on Form 10-K for the year ended December 31, 2004, to be critical:

Revenue

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the applicable agreement, generally over the research and development period. Generally, our collaborative agreements include a research and development phase that spans a specified time period. However, in certain cases the collaborative agreement specifies a research and development phase which culminates with the completion of a development work-plan but does not have a fixed date and requires us to estimate the time period over which the work plan will be performed and therefore, the period over which revenue should be recognized. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering experience with similar projects, level of effort and stage of development. If our estimate of the research and development time period increases the amount of revenue we recognize related to up-front license and technology access fees for a given period would decrease.

Overview

     We are a developer of innovative immunotherapeutic products that regulate innate immune responses. These products include:

▪	Vaccine Adjuvants – compounds or additives that, when combined with a vaccine, boost the body’s immune response to antigens contained in the vaccine; and

▪	TLR4 agonists and antagonists – compounds that interact with a type of cell surface receptor that recognizes distinct molecular signatures presented by invading pathogens and generate an immune response. These responses may be useful in the prevention and/or therapy of many conditions, including seasonal allergic rhinitis, broad infection prevention, chronic obstructive pulmonary disease and inflammatory conditions.

     We are a product development company with multiple product candidates, many in late-stage human clinical trials.

     On April 29, 2005, we signed a definitive merger agreement with GSK under which GSK has agreed to acquire us. Under the terms of the agreement, GSK will pay $4.40 in cash for each share of our common stock, or common stock equivalent, or approximately $300 million. GSK will assume our outstanding convertible notes, and after the transaction, the holders of these notes will have the right to cause GSK to redeem the notes for par plus accrued interest. Closing of this transaction is subject to customary conditions, including Hart-Scott-Rodino clearance and the approval of our stockholders.

     On December 31, 2004, we transferred to GSK all worldwide rights and responsibilities related to the manufacturing, development and commercialization of the BEXXAR therapeutic regimen. According to the agreement we continue to receive development and sales milestones and royalties based on sales of BEXXAR therapeutic regimen in the United States, Canada and Australasia. We and GSK continue to equally share royalties on Zevalin sales according to the terms of the previous patent litigation settlement with Biogen Idec. We have recorded our BEXXAR therapeutic regimen activities as a discontinued operation in our statement of operations as discussed in Note 3 of Notes to Unaudited Consolidated Financial Statements.

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

     Revenue from collaborative agreements was 64% and 77% of total revenue for the three months ended March 31, 2005 and March 31, 2004 respectively. Revenue from product sales was 22% and 10% for the three months ended March 31, 2005 and March 31, 2004, respectively. Revenue from government grants and contracts was 14% and 13% of total revenue for the March 31, 2005 and March 31, 2004, respectively. As of March 31, 2005, we had total stockholders’ equity of $7.7 million.

     Our significant collaborative agreements that provided us with funding during the first quarter of 2005 include the following:

•	a license agreement with GenProbe, under which we granted GenProbe an exclusive worldwide license to develop molecular diagnostic test for genetic markers in the area of prostate, ovarian, cervical, kidney, lung and colon cancer;

•	a corporate partnership with Zambon Group spa, or Zambon, for the research, development and commercialization of vaccine products aimed at preventing and/or treating lung cancer;

•	several license and supply agreements with GSK, granting GSK licenses to MPL® adjuvant, our proprietary adjuvant, which is added to a vaccine product to heighten the immune response to the product’s allergens, and certain other adjuvants for use in vaccines for infectious diseases, cancers and allergies that GSK is developing; and

•	two license and supply agreements with Wyeth, granting Wyeth licenses to certain adjuvants for use in vaccines for certain infectious disease fields that Wyeth is developing.

     As of March 31, 2005, our accumulated deficit was approximately $1.3 billion, of which $679.4 million is attributable to the write-off of acquired in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill related charges and $21.1 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research and development and commercialization programs and the purchase of technology. The funded research phase of certain of our collaborative agreements has expired and we may bear a larger portion of the related research program cost in the future for any of those research programs that we continue. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements, research grants and interest income. Our ability to achieve a consistent, profitable level of operations depends in large part on our entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. Therefore, our operating results for any period may fluctuate significantly and may not be comparable to the operating results for any other period.

Results of Operations

     We have reclassified amounts related to BEXXAR therapeutic regimen operations from approval (in June 2003) through March 31, 2005 to discontinued operations.

Three Months Ended March 31, 2005 and March 31, 2004

Total Revenue

     Our revenue was $7.2 million for the three months ended March 31, 2005 compared to $6.0 million for the same period in 2004. The 2005 increase compared to 2004 is due primarily to revenue received from our license agreement with Gen-Probe, Inc., or Gen-Probe, of $1.6 million and increased product sales of $1.0 million. These increases were partially offset by decreased revenue from the anticipated expiration of the funded research phases of certain of our collaborative agreements, including our vaccine development agreement with GSK and our collaborative agreement with Beaufour Ipsen related to our proprietary ANERGIX vaccine platform.

     Product sales consist primarily of sales of adjuvants manufactured in our Montana facility.

     We expect revenue to fluctuate in the future depending on our ability to enter into new collaborative agreements, timing and amounts of payments under our existing collaborative agreements and our ability to commercialize our potential products.

Research and Development

     Our research and development expenses were $14.1 million for the three months ended March 31, 2005 compared to $16.7 million for the same period in 2004. The 2005 decrease compared with 2004 is due primarily to reduced early stage research and development expense of $2.6 million, due to our focus in 2004 on programs that we believe have the highest chance of near-term commercial success.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate that the approximate costs associated with research and preclinical programs and clinical development programs were as follows (in millions):

	Three months ended
	March 31,
	2005	2004
Research and preclinical programs	$9.4	$11.1
Clinical development programs	4.7	5.6

Total research and development	$14.1	$16.7

     Because of the number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, our research and development costs are not directly tied to any individual project and are allocated among multiple projects. We manage our projects by reviewing scientific data and by supplementing this data with our cost allocations. Our cost allocations are based primarily on human resource time incurred on each project. The costs allocated to a project as a result do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis. Costs attributed to research and preclinical projects largely represent our pipeline generating activities. Costs associated with clinical development programs represent the advancement of these activities into product candidates.

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

Sales, General and Administrative

     Our sales, general and administrative expenses, or SG&A expenses, were $2.3 million for the three months ended March 31, 2005 compared to $2.4 million for the same period in 2004. We expect SG&A expenses to fluctuate in the future.

Interest Income

     Our interest income was $563,000 for the three months ended March 31, 2005 compared with $955,000 for the same period in 2004. The 2005 decrease compared with 2004 is due primarily to lower average investment balances during the first three months of 2005.

Interest Expense

     Our interest expense was $1.4 million for the three months ended March 31, 2005 compared with $1.8 million for the same period in 2004. The 2005 decrease compared to 2004 is due primarily to lower debt balances.

Loss from Discontinued operations

     Our loss from discontinued operations was $901,000 for the three months ended March 31, 2005 compared to $6.4 million for the same period in 2004. We have recorded our BEXXAR therapeutic regimen activities as a discontinued operation in our statement of operations. Discontinued operations include clinical reimbursement revenue and the cost of all commercial activities with separately identified cash flows from the date of approval (in June 2003) through the date of disposition that will no longer be present in the ongoing entity subsequent to disposal.

Liquidity and Capital Resources

     At March 31, 2005, we had approximately $99.4 million in cash, cash equivalents and marketable securities as compared to approximately $116.2 million at December 31, 2004. Cash, cash equivalents and marketable securities includes $22.7 million that is restricted as to its use. We invest primarily in the following (U.S. denominated only): commercial paper; short and mid-term corporate notes and bonds, with no more than 10% of the portfolio in any one corporate issuer; and federal agency securities, with terms not exceeding four years.

     We believe that our existing capital resources, together with committed payments under our existing corporate partnerships, bank credit agreements, equipment financing and interest income will be sufficient to fund our current and planned operations over at least the next 18 months. However, if the transaction with GSK is not consummated, we intend to seek additional corporate partnerships, and also may seek additional funding through:

•	public or private equity financings, which could result in significant dilution to our stockholders;

•	public or private debt financings; and

•	capital lease transactions.

     However, if the transaction with GSK is not consummated, additional financing may be unavailable on acceptable terms, if at all. If sufficient capital is not available, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations.

     If the transaction with GSK is not consummated, our future capital requirements will depend on many factors, including, among others:

•	the time and costs involved in expanding our MPL adjuvant manufacturing capabilities;

•	continued scientific progress in our discovery, research and product development programs;

•	progress with preclinical studies and clinical trials;

•	the ability of our partners to commercialize products containing technology we developed, including vaccines containing our MPL and RC-529 adjuvants;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and the cost of any judgment that may be enforced against us for legal fees or other costs of other parties to such claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors beyond our control.

Important Factors That May Affect Our Businesses, Our Results of Operations and Our Stock Price.

Our business and results of operations are likely to be affected by our proposed merger with GSK.

     On April 29, 2005, we signed a definitive merger agreement with GSK, under which GSK has agreed to acquire us. The announcement of the merger could have an adverse effect on our business in the near term if current collaborative partners curtail their relationships with us pending consummation of the proposed merger. Activities relating to the proposed merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs. In addition, we may be disadvantaged in our attempts to attract and retain personnel by our announcement of the proposed merger. The success of our business depends on our continued ability to attract and retain highly qualified management, scientific and manufacturing personnel. Competition for personnel among companies in the biotechnology and pharmaceutical industries is intense. If we are unable to attract and retain key employees and consultants, our business could be harmed. We have taken steps to alleviate the effect of the proposed merger on our hiring and retention efforts; however, we may be unable to attract and retain the personnel necessary to support the growth of our business.

If the conditions to the proposed merger with GSK set forth in the merger agreement are not met, the merger with GSK may not occur.

     Several conditions must be satisfied to complete the proposed merger with GSK. These conditions are set forth in detail in the merger agreement, which was filed with the SEC on May 2, 2005. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and we may lose some or all of the benefits of the proposed merger. For example, if either our or GSK’s representations and warranties are not true and correct and, with some exceptions, the failure to be true and correct has a material adverse effect at the closing, the other party may not be required to close.

     On May 3, 2005, a holder of our common stock on behalf of herself and purportedly on behalf of a class of our stockholders, filed an action in the Court of Chancery of the state of Delaware against us, our board of directors and GSK, seeking, among other things, to potentially enjoin us from consummating the proposed merger with GSK and seeking rescissory and compensatory damages if the proposed transaction is consummated. If the plaintiffs are successful in obtaining an injunction or if this litigation has a material adverse effect on Corixa, we may not be able to consummate the acquisition by GSK.

Failure to complete the proposed merger with GSK would negatively affect our future business and operations.

     If the proposed merger with GSK is not completed, we could suffer a number of consequences that may adversely affect our business, operating results of operations and stock price, including the following:

•	activities relating to the proposed merger and related uncertainties may lead to a loss of revenue and progress with existing and potential corporate partners that we may not be able to regain if the proposed merger does not occur;

•	the market price of our common stock could significantly decline following an announcement that the proposed merger has been abandoned;

•	we may be required in specific circumstances to pay a termination fee of $10 million to GSK;

•	we would remain liable for our costs related to the proposed merger;

•	we may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force;

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	our board of directors may not be able to find another partner willing to pay an equivalent or more attractive price for another merger or business combination than that which would have been paid in the merger with GSK.

     In connection with the proposed merger, we intend to file a proxy statement with the SEC in connection with the special meeting of stockholders that we will hold for the stockholders to vote on the proposed merger. The proxy statement will be mailed to all holders of our stock and contains important information about us, GSK and the proposed merger, risks relating to the proposed merger and the combined company, and related matters. We urge all of our stockholders to read this proxy statement.

We are changing the focus and scale of our manufacturing efforts and may encounter problems or delays that could result in lost revenue.

     In connection with our agreement with GSK regarding the supply of MPL adjuvant that we announced on July 26, 2004, or the MPL Supply Agreement, we have determined to dedicate our Hamilton, Montana manufacturing facility to the manufacturing of MPL adjuvant, including upgrading the facility and increasing output. If we are unsuccessful in increasing output, we may not be able to supply GSK the full guaranteed minimum amounts of MPL adjuvant in later years, which may result in transfer of manufacturing to GSK and a related decrease in royalties payable to us by GSK on GSK’s vaccines that include our MPL adjuvant.

     Our manufacturing facilities must continually adhere to current good manufacturing practice, or cGMP, regulations enforced by the Food and Drug Administration, or FDA, and other regulatory agencies through their facilities inspection programs. If our existing or expanded facilities cannot pass a pre-approval or subsequent plant inspection, FDA approval or regulatory approval outside of the United States of our partners’ vaccine candidates may be delayed or denied. The consequent lack of supply of MPL adjuvant could delay our partners’ clinical programs, limit sales of commercial products that contain MPL adjuvant or result in the breach or termination of our agreements to supply MPL adjuvant to partners.

     Dedicating the facility to production of MPL adjuvant will also require us to out-source all other cGMP manufacturing to third-party contract manufacturing organizations. We intend to rely on third-party contract manufacturers to produce cGMP-grade RC-529 adjuvant and TLR4 agonists and antagonists for clinical trials and product commercialization. Either we or our contract manufacturers may be unable to manufacture these products at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers also may be unable to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, our or our partners’ preclinical and clinical testing would be delayed, thereby delaying submission of products for regulatory approval, or the market introduction and commercial sale of the products. Moreover, contract manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. If the facilities of those manufacturers cannot pass a pre-approval plant inspection, the regulatory approval of our product candidates may be delayed or denied.

We expect to incur future operating losses and may never achieve profitability.

     We have experienced significant operating losses in each year since our inception on September 8, 1994. As of March 31, 2005, our accumulated deficit was approximately $1.3 billion, of which $679.4 million is attributable to the write-off of in-process research and development costs associated with our acquisitions, $221.2 million is attributable to goodwill-related charges and $21.1 million is attributable to lease-related impairment charges. We may incur substantial additional operating losses over at least the next several years. Such losses have been and may continue to be principally the result of various costs associated with our discovery, research, development and manufacturing programs and the purchase of technology. Additionally, as research programs progress from early stages into clinical development the costs continue to increase. Substantially all of our revenue to date has resulted from corporate partnerships, other research, development and licensing arrangements and research grants. Our ability to achieve a consistent, profitable level of operations depends in large part on the manufacture and supply of our MPL adjuvant to GSK, entering into corporate partnerships for product discovery, research, development and commercialization, obtaining regulatory approvals for other product candidates and successfully manufacturing, marketing and selling our products once they are approved. Even if we are successful in the aforementioned activities, our operations may not be profitable. In addition, payments under corporate partnerships and licensing arrangements are subject to significant fluctuations in both timing and amounts, resulting in quarters of profitability and quarters of losses. We may never achieve profitability, and our ability to achieve a consistent, profitable level of operations depends in large part on our ability to successfully:

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

     We may be unable to raise on acceptable terms, if at all, additional capital resources necessary to conduct our operations. If we are unable to raise additional capital as will be required, we will be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our product candidates. If the transaction with GSK is not consummated, our future capital requirements will depend on many factors, including:

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

     We believe that our existing capital resources, together with committed payments under adjuvant supply contracts and existing corporate partnerships, bank credit arrangements, equipment financing and interest income, will be sufficient to fund our current and planned operations over at least the next 18 months. If the transaction with GSK is not consummated, however, we intend to seek additional funding through corporate partnerships, and also may seek additional funding through:

•	public or private equity financings;

•	public or private debt financings; and

•	capital lease transactions.

     Additional financing may be unavailable on acceptable terms, if at all. If the transaction with GSK is not consummated and we are unable to raise any additional capital as may be required, we may be forced to limit some or all of our research and development programs and related operations or curtail commercialization of our products and product candidates.

Many of our product candidates are at an early stage of product development and we may not be able to successfully commercialize our product candidates.

     In December 2004, we transferred BEXXAR therapeutic regimen and substantially all of our assets related to BEXXAR therapeutic regimen to GSK in exchange for contingent royalty and milestone payments. BEXXAR therapeutic regimen was our primary approved product and after this sale, we are at an early stage in the development of the majority of our remaining product candidates. Three of our partners’ vaccine products that contain our adjuvants have been approved for sale: Berna Biotech’s prophylactic vaccine for the prevention of Hepatitis B infection contains our synthetic RC-529 adjuvant and has been approved for sale in Argentina, Allergy Therapeutic Ltd.’s, or ATL’s, allergy vaccine contains our MPL adjuvant and has been approved for sale on a named patient basis only in Germany, Spain, Italy and the United Kingdom, and GSK’s Fendrix prophylactic vaccine designed to prevent infection from Hepatitis B in high-risk groups such as pre-haemodialysis and haemodialysis patients contains our MPL adjuvant and has been approved for sale in the European Union. Other than these products, we have no existing approved products, and we may be unable to commercialize any additional products.

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

     We have outstanding $100 million aggregate principal amount of convertible notes bearing interest at 4.25% and due in 2008 and as of March 31, 2005, we had outstanding loans to BNP Paribas, GE Capital and NDC New Markets Investments IV, L.P. totaling $21.7 million, which constitute a significant amount of debt and debt service obligations. If the transaction with GSK is not consummated and we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on such debt, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures, which could, in turn, cause defaults under our other existing and future debt obligations. This debt also could have a negative effect on our earnings per share, depending on the rate of interest we earn on cash balances.

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

     As a result of our sale of BEXXAR therapeutic regimen and related assets, we have shifted the focus of our business toward the manufacture and supply of our adjuvant products and toward research and product development of TLR4 agonists and antagonists. As a part of the related restructuring, we intend to eliminate other oncology-related product development over the course of the next several months. After further discussions with our current partners in our oncology programs, we intend to transfer our cancer vaccine and antibody target portfolios to either existing or new partners. If our current partners are not willing to acquire our interest in these programs or agree to the transfer of our interest to third parties, then our efforts to divest our oncology business may be delayed or prevented, resulting in efforts by our employees on de-prioritized programs and unbudgeted expenses. In addition, any of our oncology partners may take the position that our eliminating product development under the agreement with that partner was a breach of the agreement, resulting in potential unbudgeted expenses related to resolving such a dispute. We will not have the opportunity to capture any future commercial success of BEXXAR therapeutic regimen and our oncology programs, except to the extent of any remaining royalty and milestone payments. Our remaining programs on which we are focusing our resources may not result in any viable product candidates. We cannot be certain that we have chosen to focus on the best programs for near-term commercial success. In addition, we may not realize all of the expected cost savings associated with the transfer of BEXXAR therapeutic regimen, and the related restructuring.

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

     As a result of our sale of BEXXAR therapeutic regimen and related assets to GSK and a subsequent reduction in headcount, we no longer have sales or marketing personnel, we have distribution personnel only for our adjuvants, and do not plan to have sales, marketing or further distribution capabilities in the near future. As a result, we intend to rely on our corporate partners to commercialize products that incorporate our adjuvants and will likely rely on corporate partners to commercialize certain of our potential TLR4 agonist and antagonist products. Our corporate partners may not have effective sales forces and distribution systems. If we are unable to maintain or establish relationships and are required to market any of our products directly, we will need to build a sales and marketing force with technical expertise and with supporting distribution capabilities. We may be unable to maintain or establish relationships with third parties or build in-house sales and distribution capabilities. Moreover, in light of our recent reduction in headcount, we may have difficulty rebuilding our own sales and marketing team if we decide again to pursue sales and marketing in-house.

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

     Under a collaborative agreement with GSK, we have an outstanding loan from GSK in the principal amount of $5 million. In connection with the MPL Supply Agreement with GSK that we announced on July 26, 2004, GSK agreed that we may elect to repay this loan in either cash or 1,099,000 shares of our common stock. The price of the stock was calculated as the average per share closing price of our common stock on The Nasdaq National Market as reported in the Wall Street Journal for the 30-day trading period immediately preceding but not including the effective date of the MPL Supply Agreement.

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

     The success of our business strategy depends in significant part on our ability to enter into corporate partnerships and to manage effectively the relationships that may result from this strategy. For the years ended December 31, 2004, 2003 and 2002, approximately 68%, 85%, 89% of our revenue resulted from collaboration agreements. If our corporate partnerships are unsuccessful or if we are unable to establish additional corporate partnerships involving our vaccine adjuvants, our TLR4 agonists and antagonists, then we may be prevented from commercializing or recognizing meaningful revenue from our or our partners’ products or product candidates.

     Our significant corporate partnerships include the following:

•	a corporate partnership with GSK that includes a guaranteed MPL supply agreement with GSK under which we have a collaborative effort to scale-up and increase the efficiency of our MPL adjuvant production process and an obligation to supply minimum quantities of our MPL adjuvant to GSK through 2012, and several related license and supply agreements with GSK, which grant GSK licenses to MPL adjuvant; and

•	adjuvant license and supply partnerships with ATL, Biomira International, Inc., Wyeth and Aventis Pasteur.

Further, our oncology business divestiture may result in multiple transactions involving obligations of our licensees to develop and commercialize oncology products based on technology and product candidates previously developed by us, such as our licenses with Genentech, Inc. and Gen-Probe.

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

     We try to protect our trademarks by applying for United States and foreign registrations for marks that are important to developing our business. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective trademark protection may not be available in other jurisdictions. If we are unable to protect our trademarks, we may be unable to establish brand awareness for our products, which could limit our ability to compete effectively. Of our trademarks, CORIXA is currently the subject of opposition proceedings before the Office for the Harmonization in the Internal Market, which handles initial prosecution and opposition of European trademarks. We may not ultimately prevail in this opposition proceeding. As a result, we may not receive trademark protection for CORIXA in Europe.

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

     In connection with our sale of BEXXAR therapeutic regimen and related assets to GSK, GSK agreed to pay royalty and milestone payments to us based on its successful commercialization of BEXXAR therapeutic regimen. BEXXAR therapeutic regimen requires the establishment of patient referrals between the physician and treatment center and involves significant coordination between the prescribing physician, the treatment center and the radiopharmacy. In addition, doctors that can potentially refer non-Hodgkins lymphoma patients to treatment centers to receive BEXXAR may prefer to treat such patients with conventional therapies, such as chemotherapy and non-radiolabeled biologics. If GSK cannot identify candidate patients and establish patient referrals to treatment centers, BEXXAR therapeutic regimen may not be able to gain market share and we may not realize substantial revenue from royalty and milestone payments.

We depend heavily on the principal members of our management and scientific staff, the loss of any of whom could impair our ability to compete.

     The loss of the services of any of the principal members of our management and scientific staff could significantly delay or prevent the achievement of our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may be unable to attract and retain these individuals currently or in the future on acceptable terms, if at all. We may be disadvantaged in our attempt to attract and retain personnel by our announcement of the proposed merger. In January 2005, we entered into amended employment agreements with four of our executive officers that provide that if any of these executive officers resigns from Corixa for any reason at any time between July 1, 2005 and December 31, 2005, he or she will be entitled to receive the continued payment of his or her base salary for a period of twelve months following the date of termination, payment of one hundred percent of his or her annual discretionary bonus, regardless of Corixa’s or his or her achievement of their respective goals, and accelerated vesting of certain of his or her then unvested stock options. We do not maintain “key person” life insurance on any of our officers, employees or consultants.

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

     We have completed several acquisitions of complementary technologies, product candidates and businesses. In the future, if the transaction with GSK is not consummated, we may acquire additional complementary companies, products and product candidates or technologies. Managing these acquisitions has entailed and may in the future entail numerous operational and financial risks and strains, including:

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

     For example, in December 2000 we acquired Coulter Pharmaceutical, Inc., or Coulter, a publicly held biotechnology company specializing in, among other things, the development of therapeutic antibodies, including BEXXAR therapeutic regimen. As a result of our acquisition of Coulter, we acquired direct sales and marketing personnel in preparation for the launch of BEXXAR therapeutic regimen. In an effort to minimize expenses during the delay in the FDA review of BEXXAR therapeutic regimen, we initiated expense reductions, including a 15% reduction in total headcount in March 2001. The majority of these reductions took place in the operations that we acquired from Coulter. During the first quarter of 2002, we experienced a decrease in the value of our common stock subsequent to receiving the complete review letter from the FDA regarding the BEXXAR therapeutic regimen biologics license application. As a result, goodwill and other intangibles were re-evaluated and we recognized a $161.1 million goodwill impairment charge. In May 2002, we sold specific preclinical assets and equipment that we acquired from Coulter to Medarex and, in connection with the asset sale, initiated a further headcount reduction. In December 2004, we sold BEXXAR therapeutic regimen and related assets, which constituted substantially all of the remaining assets we acquired in the Coulter acquisition, to GSK in exchange for certain royalty and milestone payments.

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

     Since the beginning of 2002 through May 5, 2005, our common stock traded as high as $15.84 and as low as $2.60. The last reported sales price of our common stock on May 5, 2005 was $4.34. If our stock price remains at current levels, we may be unable to raise additional capital on acceptable terms. Significant declines in the price of our common stock could also impede our ability to attract and retain qualified employees and reduce the liquidity of our common stock.

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

Item 3. Quantitative & Qualitative Disclosure about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. There have been no material changes in the reported market risks since December 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On May 3, 2005, a holder of our common stock on behalf of herself and purportedly on behalf of a class of our stockholders, filed an action in the Court of Chancery of the state of Delaware against us, our board of directors and GSK, seeking, among other things, to potentially enjoin us from consummating the proposed merger with GSK and seeking rescissory and compensatory damages if the proposed transaction is consummated.

Item 5. Other Information.

     On April 12, 2005, our board of directors determined, after consulting with management, that it was in our best interests and the best interests of our stockholders not to proceed with our reincorporation from Delaware to Washington.

Item 6. Exhibits.

(a) See Index to Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORIXA CORPORATION

DATE: May 10, 2005	By:	/s/ MICHELLE BURRIS

Michelle Burris
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Corixa Corporation	(A)

3.2	Certificate of Amendment of Certificate of Incorporation of Corixa Corporation	(B)

3.3	Certificate of Designation of Series A Preferred Stock	(C)

3.4	Certificate of Designation of Series B Preferred Stock	(D)

3.5	Certificate of Decrease of Shares Designated as Series A Preferred Stock	(E)

3.6	Bylaws of Corixa Corporation	(F)

3.7	Amendment No. 1 to Bylaws	(G)

3.8	Amendment No. 2 to Bylaws	(G)

4.1	Amended and Restated Investors’ Rights Agreement, dated as of May 10, 1996, between Corixa Corporation and certain holders of its capital stock	(H)

4.2	Indenture, dated as of June 13, 2003, between Corixa Corporation and Wells Fargo Bank, National Association, as Trustee, for 4.25% Convertible Subordinated Notes due 2008	(I)

10.1	Form of Amended and Restated Employment Agreement	(J)

31.1	Certification of Chief Executive Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

31.2	Certification of Chief Financial Officer of Corixa Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	†

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Corixa Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	†

*	Confidential treatment has been requested for portions of this exhibit; the omitted material has been separately filed with the Securities and Exchange Commission.

(A)	Incorporated herein by reference to Corixa’s Form 10-K for the year ended December 31, 2003 (File No. 000-22891), filed with the Securities and Exchange Commission on March 9, 2004.

(B)	Incorporated herein by reference to Corixa’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22891), filed with the Securities and Exchange Commission on August 14, 2000.

(C)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on April 23, 1999.

(D)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 4, 2001.

(E)	Incorporated herein by reference to Corixa’s Form 8-A/A (File No. 0-22891), filed with the Securities and Exchange Commission on March 6, 2003.

(F)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 0-22891), filed with the Securities and Exchange Commission on March 30, 2001.

(G)	Incorporated herein by reference to Corixa’s Form 10-K (File No. 0-22891), filed with the Securities and Exchange Commission on March 16, 2005.

(H)	Incorporated herein by reference to Corixa’s Form S-1, as amended (File No. 333-32147), filed with the Securities and Exchange Commission on September 20, 1997.

(I)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on June 18, 2003.

(J)	Incorporated herein by reference to Corixa’s Form 8-K (File No. 0-22891), filed with the Securities and Exchange Commission on January 6, 2005.

†	Filed herewith.